Form 10-Q
period 1996-06-30
GATEWAY 2000 INC
filed 1996-08-08
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                                      ----------------   ----------------

                         COMMISSION FILE NUMBER 0-22784

                               GATEWAY 2000, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             42-1249184
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                                610 GATEWAY DRIVE
                                  P.O. BOX 2000
                      NORTH SIOUX CITY, SOUTH DAKOTA 57049
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (605) 232-2000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

         As of August 5, 1996, there were 76,618,727 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of August 5, 1996, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.


I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GATEWAY 2000, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               --------------------------    --------------------------
                                                   1995           1996           1995           1996
                                               -----------    -----------    -----------    -----------
Net sales                                      $   766,392    $ 1,137,262    $ 1,542,421    $ 2,279,464
Cost of goods sold                                 644,292        926,347      1,296,993      1,849,884
                                               -----------    -----------    -----------    -----------
    Gross profit                                   122,100        210,915        245,428        429,580
Selling, general and administrative expenses        74,949        140,114        146,083        288,277
                                               -----------    -----------    -----------    -----------
    Operating income                                47,151         70,801         99,345        141,303
Other income, net                                    4,398          7,005          9,176         12,999
                                               -----------    -----------    -----------    -----------
    Income before income taxes                      51,549         77,806        108,521        154,302
Provision for income taxes                          16,772         26,454         35,290         52,463
                                               -----------    -----------    -----------    -----------
    Net income                                 $    34,777    $    51,352    $    73,231    $   101,839
                                               ===========    ===========    ===========    ===========

Share and per share information:
        Net income per share                   $      0.44    $      0.66    $      0.93    $      1.31
                                               ===========    ===========    ===========    ===========
        Weighted average shares outstanding         78,782         77,961         78,809         77,888
                                               ===========    ===========    ===========    ===========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                               GATEWAY 2000, INC.
                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1995 AND JUNE 30, 1996
               (in thousands, except share and per share amounts)

                                                                               DECEMBER 31,    JUNE 30,
                                                                                   1995          1996
                                                                               -----------    -----------
                                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $   166,397    $   362,552
     Marketable securities                                                           3,032           --
     Accounts receivable, net                                                      405,283        370,724
     Inventory                                                                     224,916        199,091
     Deferred income taxes                                                          40,908         43,687
     Other                                                                          25,653         24,432
                                                                               -----------    -----------
           Total current assets                                                    866,189      1,000,486
Property, plant and equipment, net                                                 170,263        211,447
Software costs, net                                                                 58,477         71,290
Other assets                                                                        29,082         27,552
                                                                               -----------    -----------
                                                                               $ 1,124,011    $ 1,310,775
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term obligations             $    13,564    $    13,052
     Accounts payable                                                              235,064        279,487
     Accrued liabilities                                                           108,976        124,564
     Accrued royalties payable                                                     123,385        124,040
     Customer prepayments                                                           16,397         10,164
     Income taxes payable                                                           27,905         35,742
                                                                               -----------    -----------
           Total current liabilities                                               525,291        587,049
Long-term obligations, net of current maturities                                    10,805          8,128
Deferred income taxes                                                                6,744         11,031
Other liabilities                                                                   25,652         42,949
                                                                               -----------    -----------
           Total liabilities                                                       568,492        649,157
                                                                               -----------    -----------

Contingencies (Note 4)

Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000,000 shares authorized;
      none issued and outstanding                                                     --             --
     Class A Common Stock, nonvoting, $.01 par value, 1,000,000 shares
       authorized; none issued and outstanding                                        --             --
     Common Stock, $.01 par value, 220,000,000 shares authorized; 74,552,864
       shares and 76,596,704 shares issued and outstanding, respectively               746            766
     Additional paid-in capital                                                    280,447        284,678
     Cumulative translation adjustment                                                 324            302
     Unrealized loss on marketable securities                                          (31)          --
     Retained earnings                                                             274,033        375,872
                                                                               -----------    -----------
           Total stockholders' equity                                              555,519        661,618
                                                                               -----------    -----------
                                                                               $ 1,124,011    $ 1,310,775
                                                                               ===========    ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.




                               GATEWAY 2000, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                 (in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                        1995         1996
                                                                     ---------    ---------
Cash flows from operating activities:
     Net income                                                      $  73,231    $ 101,839
     Adjustments to reconcile net income to net
       cash provided by (used in)
       operating activities:
        Depreciation and amortization                                   14,484       26,200
        Provision for uncollectible accounts receivable                  2,413        7,269
        Deferred income taxes                                               97           81
        Other income, net                                                 (251)         356
        Changes in operating assets and liabilities:
            Accounts receivable                                        (11,261)      27,290
            Inventory                                                  (61,331)      13,705
            Other current assets                                        (9,696)       1,285
            Accounts payable                                           (22,207)      44,423
            Accrued liabilities                                         12,456       (8,575)
            Accrued royalties                                           22,556          655
            Customer prepayments                                        (5,991)      (6,233)
            Income taxes payable                                         2,537       35,292
            Other liabilities                                            8,070       19,214
                                                                     ---------    ---------
                Net cash provided by  operating activities              25,107      262,801
                                                                     ---------    ---------
Cash flows from investing activities:
     Capital expenditures                                              (18,971)     (47,340)
     Software costs                                                    (17,133)     (17,801)
     Purchases of available-for-sale securities                        (10,680)        --
     Purchases of held-to-maturity securities                           (1,685)        --
     Proceeds from sale of available-for-sale securities                19,485         --
     Proceeds from maturities of held-to-maturity securities             5,000         --
     Payment received on note                                             --          5,000
     Purchases of other assets                                          (1,200)      (5,167)
                                                                     ---------    ---------
        Net cash used in investing activities                          (25,184)     (65,308)
                                                                     ---------    ---------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                             5,000        5,000
     Principal payments on long-term obligations and notes payable      (2,956)      (7,350)
     Stock options exercised                                               564        1,167
                                                                     ---------    ---------
        Net cash provided by (used in) financing activities              2,608       (1,183)
Foreign exchange effect on cash and cash equivalents                      --           (155)
                                                                     ---------    ---------
Net increase in cash and cash equivalents                                2,531      196,155
Cash and cash equivalents, beginning of period                         214,021      166,397
                                                                     ---------    ---------
Cash and cash equivalents, end of period                             $ 216,552    $ 362,552
                                                                     =========    =========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.




1. GENERAL:

      The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the "Company") as of June 30, 1996 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1995 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, and the consolidated results of operations and cash flows for the interim period. All adjustments are of a normal, recurring nature. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2. SHARE AND PER SHARE INFORMATION

      Net income per share has been computed using net income for the three and six months ended June 30, 1995 and 1996 and the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents considered outstanding relate to stock options and have been calculated using the treasury stock method for all periods presented.

3. SELECTED BALANCE SHEET INFORMATION:
                                                DECEMBER 31,  JUNE 30,
                                                   1995         1996
                                                 ---------    ---------
                                                             (UNAUDITED)
                                                      (IN THOUSANDS)
Marketable securities:
     Available-for-sale                          $   3,032    $      --
                                                 =========    =========

Accounts receivable, net:
     Accounts receivable                         $ 416,837    $ 384,768
     Less allowance for uncollectible accounts     (11,554)     (14,044)
                                                 ---------    ---------
                                                 $ 405,283    $ 370,724
                                                 =========    =========

Inventory:
     Components and subassemblies                $ 221,601    $ 191,954
     Finished goods                                  3,315        7,137
                                                 ---------    ---------
                                                 $ 224,916    $ 199,091
                                                 =========    =========




4. CONTINGENCIES

      Three virtually identical class action lawsuits were filed against the Company and its directors by certain stockholders on June 27, June 28 and July 1, 1994 in the U.S. District Court for the District of South Dakota. Also originally named as defendants in the cases were Goldman, Sachs & Co. and PaineWebber Incorporated, which acted as the lead underwriters in the Company's initial public offering of its Common Stock on December 14, 1993 (the "Initial Public Offering"). The plaintiffs added Norman W. Waitt, Jr. as a defendant on December 12, 1994. On January 12, 1995, the plaintiffs and underwriter defendants agreed to dismiss plaintiffs' claims against such defendants without prejudice and to toll the statute of limitations with respect to plaintiffs' claims. In July 1995, one of the lawsuits was voluntarily dismissed by the plaintiff without prejudice. In substance, the lawsuits alleged that the defendants violated federal securities laws by causing or permitting the Company to issue false and misleading statements and false financial statements during the period December 7, 1993 through June 23, 1994 (the "Complaint Period"). The plaintiffs purportedly brought the actions on behalf of all persons who purchased or otherwise acquired the Common Stock during the Complaint Period. The remaining lawsuits were dismissed with prejudice against all the remaining defendants on August 18, 1995. Thereafter, plaintiffs filed a motion for reconsideration and for leave to file an amended complaint, both of which were denied on January 19, 1996. On February 14, 1996, plaintiffs filed their notice of appeal to the United States Court of Appeals for the Eighth Circuit. Nevertheless, the Company believes this appeal is without merit and shall continue to defend itself and its directors vigorously.

      For a description of the factors that may affect future results see "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results-Potential Liability for Sales, Use or Income Taxes" on page 11 of this Report, "Litigation" in the same section on page 11 of this Report, "Infringement of Intellectual Property Rights" in the same section on page 11 of this Report and "Other Information-Legal Proceedings" on page 12 of this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 --------------------------------  --------------------------------
                                                      1995             1996             1995             1996
                                                 ---------------  ---------------  ---------------  ---------------
Net sales                                                100.0%           100.0%           100.0%           100.0%
Cost of goods sold                                        84.1%            81.5%            84.1%            81.2%
                                                 ---------------  ---------------  ---------------  ---------------
     Gross profit                                         15.9%            18.5%            15.9%            18.8%
Selling, general and administrative expenses               9.8%            12.3%             9.5%            12.6%
                                                 ---------------  ---------------  ---------------  ---------------
     Operating income                                      6.1%             6.2%             6.4%             6.2%
Other income, net                                          0.6%             0.6%             0.6%             0.6%
                                                 ---------------  ---------------  ---------------  ---------------
     Income before income taxes                            6.7%             6.8%             7.0%             6.8%
Provision for income taxes                                 2.2%             2.3%             2.3%             2.3%
                                                 ---------------  ---------------  ---------------  ---------------
     Net income                                            4.5%             4.5%             4.7%             4.5%
                                                 ===============  ===============  ===============  ===============


      Sales. Sales increased 48% in the second quarter and first half of 1996 over the comparable periods of 1995. Unit sales increased 48% to approximately 424,000 from 286,500 in the second quarter of 1995. For the first half of 1996, unit shipments increased 41% to approximately 824,000 from approximately 584,000 in the first six months of 1995. Sales in the second quarter of 1996 decreased
 .4% from sales in the first quarter of 1996, and unit shipments for the second quarter increased 6% over unit shipments in the first quarter of 1996.

      The increase in sales for the second quarter and first half of 1996 over the comparable periods of 1995 resulted from continued growth in the U.S. and European markets, expansion into the Japanese and Australian markets, accelerated growth in sales of the Company's portable products, and a reduction in the percentage of order backlog as a percentage to total shipments. Net sales from international operations in the second quarter of 1996 increased 91% to $176.4 million from $92.3 million in the second quarter of 1995. For the first half of 1996, international sales increased 102% to $366.4 million from $181.7 million in the first half of 1995. The Company's Asia Pacific operations, which were not reflected in the results of operations until the fourth quarter of 1995, accounted for $59.4 million of the increase in the quarter, and $100.8 million of the increase for the first half of the year. The increase in portable product sales was driven by increased demand for the Solo(R), a Pentium-based portable product optimized for Windows 95(R), introduced in the third quarter of 1995.

      Weighted average unit prices in the second quarter were essentially the same as prices in the second quarter of 1995, but for the first half of 1996 prices increased 5% to approximately $2,770 from approximately $2,640 in the first half of 1995, due to higher weighted average unit prices in the first quarter of 1996. Prices in the second quarter of 1996 declined 6% from prices in the first quarter of 1996 resulting from the Company's active management of prices in order to pass on cost decreases to customers. Although unit prices for specific PC products have generally decreased over time, reflecting the effects of competition and reduced component costs associated with advances in technology, the Company has generally offset such decreasing unit prices by adding or improving product features and by introducing new products, based on newer technology, at higher unit prices.

      Gross Profit. Gross profit in the second quarter and first half of 1996 increased 73% and 75%, respectively, over the comparable periods of 1995. As a percentage of sales, gross profit for the second quarter and first half of 1996 increased to 18.5% and 18.8% from 15.9% for the comparable periods of 1995.

      The improvement in gross profit during 1996 was achieved, despite continual competitive pressure on PC prices, due to improvements in meeting product sales mix forecasts associated with the introduction of new products, a decrease in Direct Random Access Memory (DRAM) prices, and decreases in aggregate royalty costs per unit. Margins in the second quarter as a percent to sales decreased to 18.5% from the abnormally high 19.1% in the first quarter of 1996 due to a slowing of the decrease in component costs and the timing of these cost decreases being passed on to customers through price decreases.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the second quarter and first half of 1996 increased approximately 87% and 97%, respectively, over the comparable periods of 1995. As a percentage of sales, in the second quarter and first half of 1996, these expenses increased to approximately 12.3% and 12.6%, respectively, from 9.8% and 9.5% in the comparable periods of 1995. Significant factors contributing to those increases were higher personnel costs, additional overhead expenses associated with the Japanese and Australian operations, and additional marketing programs.

      Personnel-related costs increased faster than the growth of sales in the second quarter and first half of 1996 compared with the comparable periods of 1995 as a result of increased expenditures to expand customer support capacity and general building of the Company's internal infrastructure and systems. The Company expects to continue to make the necessary expenditures and infrastructure investments to manage the growth of the Company.

      The Company began operations in Japan and Australia in the third quarter of 1995. Expenses have been incurred in these operations at a rate intended to generate and support higher levels of revenue. As a result, SG&A expenses have continued to be a greater percentage of net sales than in the United States operations.

      Marketing expenses increased as a percentage of sales in the second quarter and first six months of 1996 compared to the second quarter and first six months of 1995. The increase results from increased marketing efforts directed at targeted family and major account markets, marketing efforts to support international expansion and a national consumer-oriented television advertising campaign which began in the fourth quarter of 1995.

      SG&A in the second quarter of 1996 decreased to $140.1 million or 12.3% of sales from $148.2 million or 13.0% of sales in the first quarter of 1996. The decrease is primarily attributable to tight cost controls and realization of some of the efficiencies contemplated by the major information systems installations that have been in progress over the past year. Additionally, the Company experienced a beneficial impact from improved performance of the Company's Asia/Pacific operations, where operating expenses have been an abnormally high percentage of sales while the Company is in a start-up mode of operations.

      Operating Income. Due to the factors discussed above, operating income in the second quarter of 1996 increased by approximately 50.2% to $70.8 million from $47.2 million in the second quarter of 1995. Operating income for the six months ended June 30, 1996 increased 42.2% to $141.3 million from $99.3 million in the first six months of 1995. As a percentage of sales, operating income for the quarter was essentially the same as in the second quarter of 1995, and for the six month period operating income decreased to 6.2% of sales from 6.4% in 1995.

      Other Income, Net. Other income, net includes other income net of expenses, such as interest income and expense, discounts on trade payables, lease financing commissions, referral fees for on-line services and foreign exchange transaction gains and losses. Other income, net increased to $7.0 million in the second quarter of 1996 from $4.4 million in the second quarter of 1995. For the six months ended June 30, 1996, Other income, net increased to $13.0 million from $9.2 million during the first six months of 1995. The principal cause of these increases was the generation of additional interest income as a result of the availability of additional cash and marketable securities in the first quarter and six months of 1996 compared to the comparable periods of 1995.

      Income Taxes. The Company's effective tax rate was 34.0% for the three months and six months ended June 30, 1996, which is consistent with the effective rate of 34.0% experienced for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operating and capital expenditure requirements to date principally through cash flow from its operations. At June 30, 1996 the Company had cash and cash equivalents of $362.6 million, and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At June 30, 1996, no amounts were outstanding under the revolving line of credit. Approximately $2.5 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for the foreseeable future.

      The Company generated $262.8 million of cash from operations during the six months ended June 30, 1996, including $135.7 million of net income adjusted for non-cash charges. Collection of seasonally high fourth quarter accounts receivable, particularly in the first quarter, and a reduction in the amount of inventory on hand generated approximately $41.0 million in cash, and an increase in accounts payable, income taxes payable and other liabilities generated an additional $98.9 million in cash. The Company used approximately $65.3 million in cash for investing activities, principally as a result of the Company's continued investment in facilities, equipment and information systems. The Company used approximately $1.2 million in cash from financing activities during the first six months of 1996, principally due to short-term borrowings net of principal payments on long-term obligations.

      At June 30, 1996 the Company owed approximately $21.2 million, inclusive of capital lease obligations, to various parties. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. Borrowings, exclusive of capital lease obligations, bear fixed and variable rates of interest currently ranging from interest free (for certain incentive funds from the Industrial Development Authority of the City of Hampton, Virginia) to 4.9% and have varying maturities through 1998. The Company's capital lease obligations relate principally to its computer and telephone system equipment.

      The  Company   anticipates  that  it  will  retain  all  earnings  in  the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Report includes forward-looking statements based on current management expectations. Factors that could cause future results to differ from these expectations include the following: general economic conditions; growth in the personal computer industry; competitive factors and pricing pressures; component supply shortages; and inventory risks due to shifts in market demand. These and additional factors are described in further detail below. Because of all the possible factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance.

      Potential for Fluctuating Operating Results; Seasonality. Historically, the PC industry has been subject to seasonality (such as third and fourth quarter back-to-school and holiday sales) and to significant quarterly and annual fluctuations in operating results. The Company's operating results are also subject to fluctuations resulting from a wide variety of factors affecting the Company and its competitors, including new product developments or introductions, availability of components, changes in product mix and pricing, product reviews and media coverage. The Company's business is also sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions.

      Management of Growth. From the Company's inception, its sales have grown rapidly. Although the Company attempts to forecast growth accurately, no assurance can be given that the Company will do so. The Company has experienced, and may continue to experience, problems with respect to the size of its work force and production facilities and the adequacy of its management information and order systems, purchasing and inventory controls, and the forecasting of component part needs. These problems can result in high backlog of product orders, delays in customer support response times and increased expense levels. There can be no assurance that the Company will be able to anticipate and to provide timely and sufficient resources to maintain the levels of product delivery and customer support that it has provided in the past or that such maintenance will not result in a significant increase in personnel and other expenses. A decline in the quality of the Company's customer support or delays in the delivery of the Company's products could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows. Moreover, there can be no assurance that the Company's production facilities or management information systems will successfully meet its future requirements.

      Reliance on Key Suppliers. Although the Company designs and contracts for the manufacture of components according to the Company's specifications, the Company does not itself manufacture any components used in its PCs. The Company requires a high volume of quality components for the manufacture of its products. Although the Company attempts to use parts and components available from, and cross-compatible between, multiple suppliers, the Company considers single-source supplier relationships to be advantageous in some circumstances. For example, some components are currently available only from single-source suppliers, including certain microprocessors supplied by Intel Corporation. However, the Company does not have a long-term contract with Intel or most of its other suppliers. In addition, the computer industry periodically experiences shortages of certain components, such as memory, CD-ROM drives or video cards. An industry shortage or other supply constraint of any key component could affect the Company's ability to deliver products on schedule or to realize expected gross margins.

      Highly Competitive Industry. In recent years the Company and many of its competitors regularly have lowered prices, and the Company expects these pricing pressures to continue. If these pricing pressures are not mitigated by cost reductions or changes in product mix, the Company's profits could be substantially reduced. The Company competes with other PC direct marketers, and it also competes directly and indirectly with PC manufacturers that market their products in distribution channels in which the Company generally has not participated. Some of these competitors have significantly greater financial, marketing, manufacturing or technological resources than the Company and, consequently, may offer lower PC prices than the Company.

      Short Product Life Cycles. The PC industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices. There can be no assurance that new products or features offered by the Company will be successful, that the introduction of new products or features by the Company or its competitors will not materially and adversely affect the sale of the Company's existing products or will not result in reserves or write-downs associated with excess inventory, or that the Company will be able to adapt to future changes in the PC industry. The Company's in-house engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There can be no assurance that the Company will continue to have access to new technology or will be successful in incorporating such new technology in its products or features in a timely manner.

      Expansion into International Markets. There can be no assurance that the Company's expansion into international markets will be as successful as its entry into Europe has been. In addition to the challenges to the Company of managing potential growth of its international operations, international expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and more complex product sales, delivery and support logistics. Failure of the Company to achieve or maintain successful international operations could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

      Dependence on Key Personnel. The Company's success depends largely on the efforts and abilities of certain key management employees, particularly those of Theodore W. ("Ted") Waitt, Chairman and Chief Executive Officer and a founder of the Company. The Company has not entered into an employment agreement with Ted Waitt. The loss of Ted Waitt's services could materially and adversely affect the Company. The success of the Company will also be dependent, in part, on the ability to attract and retain additional key management personnel. There is competition for such personnel in the computer industry, and an inability to attract and retain sufficient additional key employees could also have a material adverse effect on the Company.

      Potential Liability for Sales, Use or Income Taxes. The Company is party to agreements with numerous state tax authorities pursuant to which it collects and remits applicable sales or use taxes in such states. The Company entered into these agreements in response to inquiries of taxing authorities in those states concerning alleged Company contacts with such states and whether such alleged contacts required the collection of sales and use taxes from customers and/or the payment of income tax in those states. These agreements generally limit the liability of the Company for non-collection of sales taxes prior to such agreements' effective dates and limit the duration of the Company's responsibility to collect such taxes to the next several years. These agreements do not address income taxes. Taxing authorities in other states have made similar inquiries or asserted similar claims concerning the Company's alleged contacts with those states and in the future could make specific assessments. The Company has not collected or remitted any sales or use taxes in such states for any prior period, nor has it established significant reserves for the payment of such taxes. There can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

      The Company currently pays state income taxes in Kansas, Kentucky, Missouri, Virginia, and for 1995 only, in Iowa. The Company has not paid income taxes in other states, nor has it established significant reserves for the payment of such taxes. There can be no assurance that the amount of any income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows. The Company may also be liable for income taxes incurred by the Original Stockholders resulting from the Company's operations during the time when the Company elected to be treated as an S Corporation for federal income tax purposes.

      Litigation. The Company is subject to litigation in the ordinary course of its business as well as specific suits outside the ordinary course of business. For an update on significant litigation outside of the ordinary course of business the outcome of which may affect future results of operations or cash flows see Part II, Item 1. Legal Proceedings on page 12 of this Report and see
Note 4 to the Unaudited Consolidated Financial Statements of the Company on page 6 of this Report.

      Infringement of Intellectual Property Rights. The Company currently has several infringement claims pending against it. No assurance can be made that any such claims, singularly or in the aggregate, would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows. The Company evaluates all such claims against it, and, when appropriate, seeks a license to use the protected technology in its products. If the Company or its suppliers were unable to obtain licenses necessary to use the protected technology in the Company's products on commercially reasonable terms, the Company may be forced to market products without certain technological features. The Company could also incur substantial costs to redesign its products around other parties' protected technology or to defend patent or copyright infringement actions against the Company. If any of the Company's products were found to infringe protected technology, the Company could also be enjoined from further use of that technology in its products and could be required to pay damages. The Company's inability to obtain licenses necessary to use certain technology, its inability to obtain such licenses on competitive terms or a finding of infringement against the Company could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

      Government Regulation. The Company's PCs must meet standards established by the Federal Communications Commission ("FCC"), and similar agencies in foreign countries, for radio frequency emissions and must receive appropriate certification prior to being marketed. In addition, the Company's advertising, shipping, exporting and other operations are subject to regulations of the Federal Trade Commission and the Departments of Commerce and State in the U.S., states' attorney general's offices, and similar state agencies and agencies in foreign jurisdictions. Even inadvertent or sporadic failure to comply with government regulations can result in fines, penalties and forced rebates levied against the Company which could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows. A delay or inability to obtain FCC certification, for example, could delay or prevent the Company from introducing new products or features. Failure to comply with export regulations could result in special restrictions on the Company's ability to ship products overseas. While the Company has not been subject to any significant enforcement penalties to date, and while the Company continues to use its best efforts to comply with all applicable U.S. and foreign governmental regulations, the Company has matters pending before several regulatory agencies and, accordingly, there can be no assurance that enforcement penalties will not be levied against the Company in the future.

                              II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Four consumer class actions have recently been filed against the Company challenging its advertising and marketing practices. On June 17, 1996, a class action lawsuit styled Walton and Hodges v. Gateway 2000, Inc., was filed against the Company in the Bucks County, Pennsylvania Court of Common Pleas. The action alleges breach of contract and certain express and implied warranties, violation of certain federal and state consumer statutes, and negligence and negligent misrepresentation arising from sales of 486 desktop computer systems sold as "Intel Pentium Technology Ready". The plaintiffs seek compensatory and punitive damages and additional unspecified amounts. On July 8, 1996, a class action lawsuit styled Hill and Hill v. Gateway 2000, Inc., David Prais and Does 1-10 was filed against the Company and David Prais, the Company's marketing communications manager, in the United States District Court for the Northern District of Illinois. The action alleges that the Company's 10th Anniversary System as delivered to customers did not contain advertised components. The plaintiffs seek compensatory and punitive damages, equitable and declaratory relief and additional unspecified amounts. On July 22, 1996, a class action lawsuit captioned Joel Levy, William Verno, et al. v. Gateway 2000, Inc., Theodore W. Waitt was filed against the Company and its Chairman and CEO in the Supreme Court of the State of New York for the County of New York. The action seeks damages on behalf of a purported class of all purchasers of products manufactured or distributed by the Company, based upon alleged misrepresentations, breach of warranty and deceptive sales practices relating to toll-free service and technical support for computers and related products in violation of state and local consumer statutes and common law duties. The plaintiffs seek compensatory and punitive damages and equitable and/or declaratory relief. On July 26, 1996, a class action lawsuit styled Sara Krakauer and Daniel Krakauer v. Gateway 2000, Inc., was filed against the Company in the Circuit Court of Cook County, Illinois. The plaintiffs purport to represent a class of customers who purchased Company computer systems containing a certain drive component and video card. The action alleges that such computer systems did not contain advertised components. The plaintiffs seek damages and equitable and/or other relief. The Company intends to contest vigorously the allegations raised in the four complaints. As these actions are at a preliminary stage and no discovery has been conducted in any of them, it is too early to evaluate the likelihood of the plaintiffs' success on the merits of their claims or the amount of any loss that may be realized in the event of an unfavorable outcome in any of these actions. There can be no assurance that an adverse determination in any of these matters would not have a material adverse effect on the Company's financial condition or results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      The Company's Annual Meeting of Stockholders was held on May 16, 1996. At the meeting, stockholders voted on (i) the election of two Class III directors of the Company to hold office until the annual meeting of stockholders of the Company to be held in 1999 and until a successor is duly elected and qualified,
(ii) approval of the 1996 Long-Term Incentive Equity Plan, (iii) approval of the 1996 Non-Employee Directors Stock Option Plan, and (iv) the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1996.


                                                       Votes            Votes          Withheld/           Broker
                                                       For              Against        Abstentions         Non-Votes
                                                       ----------       ---------      -----------         ---------
1. Election of Directors
         George H.  Krauss                             67,694,449       --             342,772             --
         Richard D. Snyder                             67,892,804       --             144,417             --

2. 1996 Long-Term Incentive Equity Plan                60,132,923       6,991,904      96,273              816,121

3. 1996 Non-Employee Directors Stock                   64,980,064       2,089,802      151,234             816,121
         Option Plan

4. Ratification of Independent Accountants             67,937,514       49,857         49,850               0




ITEM 5.  OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS:


    EXHIBIT
      NO.                     DESCRIPTION OF EXHIBITS
    -------                   -----------------------

      10.1 Amendment No. 2 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      10.2 Amendment No. 2 to the License Agreement dated June 1, 1994 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      10.3 Amendment No. 3 to the License Agreement dated May 1, 1994 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      10.4  Gateway 2000, Inc. 1996 Long-Term  Incentive Equity Plan.  [Filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      10.5 Form of Agreement with respect to the 1996 Long-Term Incentive Equity Plan. [Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      10.6 Gateway 2000, Inc. 1996 Non-Employee Directors Stock Option Plan. [Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      10.7  Form of Agreement  with respect to the 1996  Non-Employee  Directors
            Stock Option Plan. [Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      27.1  Financial Data Schedule

            (b)    REPORTS ON FORM 8-K:

                   None.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GATEWAY 2000, INC.


Date: August 8, 1996                 By: /s/ David J. McKittrick
                                         David J. McKittrick
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (authorized
                                         officer and chief accounting officer)



The following trademarks of other companies appear in this Report: Intel, Microsoft, Windows 95(R) and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.