Form 10-Q
period 1996-09-30
GATEWAY 2000 INC
filed 1996-11-13
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM__________TO__________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

         As of November 7, 1996, there were 76,682,608 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of November 7, 1996, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                            I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               GATEWAY 2000, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------------------------------------
                                                   1995          1996          1995          1996
                                                ----------    ----------    ----------    ----------
Net sales                                       $  888,674    $1,202,933    $2,431,095    $3,482,398
Cost of goods sold                                 742,817       972,011     2,039,810     2,821,896
                                                ----------    ----------    ----------    ----------
    Gross profit                                   145,857       230,922       391,285       660,502
Selling, general and administrative expenses        84,796       143,165       230,879       431,442
                                                ----------    ----------    ----------    ----------
    Operating income                                61,061        87,757       160,406       229,060
Other income, net                                    3,383         6,087        12,559        19,086
                                                ----------    ----------    ----------    ----------
    Income before income taxes                      64,444        93,844       172,965       248,146
Provision for income taxes                          23,518        33,148        58,808        85,610
                                                ----------    ----------    ----------    ----------
    Net income                                  $   40,926    $   60,696    $  114,157    $  162,536
                                                ==========    ==========    ==========    ==========
Share and per share information:
        Net income per share                    $     0.52    $     0.78    $     1.45    $     2.08
                                                ==========    ==========    ==========    ==========
        Weighted average shares and share
        equivalents outstanding                     79,165        78,138        78,943        77,972
                                                ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.


                               GATEWAY 2000, INC.
                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                                   1995            1996
                                                                                -----------     -----------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $   166,397     $   401,126
     Marketable securities                                                            3,032            --
     Accounts receivable, net                                                       405,283         401,581
     Inventory                                                                      224,916         210,598
     Deferred income taxes                                                           40,908          38,139
     Other                                                                           25,653          30,645
                                                                                -----------     -----------
           Total current assets                                                     866,189       1,082,089

Property, plant and equipment, net                                                  170,263         235,677
Software costs, net                                                                  58,477          73,095
Other assets                                                                         29,082          25,701
                                                                                -----------     -----------
                                                                                $ 1,124,011     $ 1,416,562
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of long-term obligations              $    13,564     $     8,936
     Accounts payable                                                               235,064         334,187
     Accrued liabilities                                                            108,976         144,412
     Accrued royalties payable                                                      123,385         114,589
     Customer prepayments                                                            16,397           9,256
     Income taxes payable                                                            27,905          11,190
                                                                                -----------     -----------
           Total current liabilities                                                525,291         622,570

Long-term obligations, net of current maturities                                     10,805          12,374
Deferred income taxes                                                                 6,744          11,560
Other liabilities                                                                    25,652          45,069
                                                                                -----------     -----------
           Total liabilities                                                        568,492         691,573
                                                                                -----------     -----------
Contingencies (Note 4)

Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000,000 shares authorized; none
       issued and outstanding                                                          --              --
     Class A Common Stock, nonvoting, $.01 par value, 1,000,000 shares
       authorized; none issued and outstanding                                         --              --
     Common Stock, $.01 par value, 220,000,000 shares authorized;
       74,552,864 shares and 76,670,133 shares issued and outstanding,
       respectively                                                                     746             767
     Additional paid-in capital                                                     280,447         286,838
     Cumulative translation adjustment                                                  324             815
     Unrealized loss on marketable securities                                           (31)           --
     Retained earnings                                                              274,033         436,569
                                                                                -----------     -----------
            Total stockholders' equity                                              555,519         724,989
                                                                                -----------     -----------
                                                                                $ 1,124,011     $ 1,416,562
                                                                                ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.


                               GATEWAY 2000, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                 (in thousands)
                                   (Unaudited)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                         1995          1996
                                                                      ---------     ---------
Cash flows from operating activities:
     Net income                                                       $ 114,157     $ 162,536
     Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                    24,083        41,844
        Provision for uncollectible accounts receivable                   4,480        13,760
        Deferred income taxes                                               (24)        6,148
        Other, net                                                         (302)        2,034
        Changes in operating assets and liabilities:
            Accounts receivable                                         (44,160)      (10,058)
            Inventory                                                  (129,140)       (1,476)
            Other current assets                                        (46,405)       (4,928)
            Accounts payable                                             40,865        99,123
            Accrued liabilities                                          22,011        11,410
            Accrued royalties                                            13,491        (8,796)
            Customer prepayments                                         (6,376)       (7,141)
            Income taxes payable                                          1,661        12,288
            Other liabilities                                             9,791        21,335
                                                                      ---------     ---------
                Net cash provided by operating activities                 4,132       338,079
                                                                      ---------     ---------
Cash flows from investing activities:
     Capital expenditures                                               (38,316)      (79,564)
     Software costs                                                     (24,923)      (22,615)
     Purchases of available-for-sale securities                         (10,679)         --
     Purchases of held-to-maturity securities                            (1,685)         --
     Proceeds from sale of available-for-sale securities                 22,605          --
     Proceeds from maturities of held-to-maturity securities              5,000          --
     Acquisitions, net of cash acquired                                  (3,620)         --
     Payment received on note                                              --           5,000
     Other, net                                                          (9,256)       (4,739)
                                                                      ---------     ---------
        Net cash used in investing activities                           (60,874)     (101,918)
                                                                      ---------     ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                              5,000        10,297
     Principal payments on long-term obligations and notes payable      (13,090)      (12,543)
     Stock options exercised                                                751         1,780
                                                                      ---------     ---------
        Net cash used in financing activities                            (7,339)         (466)
Foreign exchange effect on cash and cash equivalents                       (361)         (966)
                                                                      ---------     ---------
Net increase (decrease) in cash and cash equivalents                    (64,442)      234,729
Cash and cash equivalents, beginning of period                          214,021       166,397
                                                                      ---------     ---------
Cash and cash equivalents, end of period                              $ 149,579   $   401,126
                                                                      =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


1. GENERAL:

             The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the "Company") as of September 30, 1996 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1995 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, and the consolidated results of operations and cash flows for the interim period. All adjustments are of a normal, recurring nature. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2. SHARE AND PER SHARE INFORMATION

             Net income per share has been computed using net income for the three and nine months ended September 30, 1995 and 1996 and the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents considered outstanding relate to stock options and have been calculated using the treasury stock method for all periods presented.

3. SELECTED BALANCE SHEET INFORMATION:
                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1995          1996
                                                 ------------  -------------
                                                        (Unaudited)
                                                      (In thousands)

Marketable securities:
     Available-for-sale                           $   3,032     $   --
                                                  =========     =========

Accounts receivable, net:
     Accounts receivable                          $ 416,837     $ 420,141
     Less allowance for uncollectible accounts      (11,554)      (18,560)
                                                  ---------     ---------
                                                  $ 405,283     $ 401,581
                                                  =========     =========

Inventory:
     Components and subassemblies                 $ 221,601     $ 199,635
     Finished goods                                   3,315        10,963
                                                  ---------     ---------
                                                  $ 224,916     $ 210,598
                                                  =========     =========

4.  CONTINGENCIES

         Three virtually identical class action lawsuits were filed against the Company and its directors by certain stockholders on June 27, June 28 and July 1, 1994 in the U.S. District Court for the District of South Dakota. Also originally named as defendants in the cases were Goldman, Sachs & Co. and PaineWebber Incorporated, which acted as the lead underwriters in the Company's initial public offering of its Common Stock on December 14, 1993 (the "Initial Public Offering"). The plaintiffs added Norman W. Waitt, Jr. as a defendant on December 12, 1994. On January 12, 1995, the plaintiffs and underwriter defendants agreed to dismiss plaintiffs' claims against such defendants without prejudice and to toll the statute of limitations with respect to plaintiffs' claims. In July 1995, one of the lawsuits was voluntarily dismissed by the plaintiff without prejudice. In substance, the lawsuits alleged that the defendants violated federal securities laws by causing or permitting the Company to issue false and misleading statements and false financial statements during the period December 7, 1993 through June 23, 1994 (the "Complaint Period"). The plaintiffs purportedly brought the actions on behalf of all persons who purchased or otherwise acquired the Common Stock during the Complaint Period. The remaining lawsuits were dismissed with prejudice against all the remaining defendants on August 18, 1995. Thereafter, plaintiffs filed a motion for reconsideration and for leave to file an amended complaint, both of which were denied on January 19, 1996. On February 14, 1996, plaintiffs filed their notice of appeal to the United States Court of Appeals for the Eighth Circuit and briefing of the appeal is complete by both parties. Nevertheless, the Company believes this appeal is without merit and shall continue to defend itself and its directors vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                      --------------------        --------------------
                                                       1995          1996          1995          1996
                                                      ------        ------        ------        ------
Net sales                                             100.0%        100.0%        100.0%        100.0%
Cost of goods sold                                     83.6%         80.8%         83.9%         81.0%
                                                      ------        ------        ------        ------
     Gross profit                                      16.4%         19.2%         16.1%         19.0%
Selling, general and administrative expenses            9.5%         11.9%          9.5%         12.4%
                                                      ------        ------        ------        ------
     Operating income                                   6.9%          7.3%          6.6%          6.6%
Other income, net                                       0.4%          0.5%          0.5%          0.5%
                                                      ------        ------        ------        ------
     Income before income taxes                         7.3%          7.8%          7.1%          7.1%
Provision for income taxes                              2.7%          2.8%          2.4%          2.4%
                                                      ------        ------        ------        ------
     Net income                                         4.6%          5.0%          4.7%          4.7%
                                                      ======        ======        ======        ======

         Sales. Sales increased 35% in the third quarter of 1996 to $1.20 billion from $889 million in the third quarter of 1995. For the nine months ended September 30 sales increased 43% to $3.48 billion from $2.43 billion in the comparable period of 1995. Sales in the third quarter of 1996 increased 5.8% from sales in the second quarter of 1996. The increase in sales for the third quarter and first nine months of 1996 over the comparable periods of 1995 resulted from continued demand growth in the Americas and European markets, expansion into the Japanese and Australian markets, and accelerated growth in sales of the Company's portable products.

         Unit shipments in the quarter increased 46% to approximately 474,000 from 325,000 in the third quarter of 1995. For the nine months ended September 30, unit shipments increased 43% to approximately 1,298,000 from approximately 909,000 in the first nine months of 1995. Unit shipments for the third quarter increased 11.9% over unit shipments in the second quarter of 1996. Unit shipments in the Company's America's region grew 40% over the third quarter of 1995 and increased 11.8% over the second quarter of 1996. In the Company's European region, unit shipments in the quarter grew 41% over the third quarter of 1995 and 10.1% over the second quarter of 1996. Unit shipments in the third quarter in the Company's Asia-Pacific region grew 17.8% over the second quarter of 1996. Comparison of the results of the Asia-Pacific region to the prior year is not possible since the results of operations were not reflected until the fourth quarter of 1995.

         For the first nine months of 1996 weighted average unit prices were essentially the same as prices in the first nine months of 1995. Prices in the third quarter of 1996 however were 7.3% lower than prices in the third quarter of 1995 and 5.4% lower than prices in the second quarter of 1996. Generally unit prices for specific PC products have decreased over time reflecting the effects of competition and reduced component costs associated with advances in technology. The Company has generally offset such decreasing unit prices by adding or improving product features and by introducing new products based on newer technology at higher unit prices. In 1995, component costs did not experience normal declines and when new technology was introduced, prices gradually increased throughout the year. In 1996 component prices again began to decline and in particular significant cost declines were experienced in Dynamic Random Access Memory (DRAM) prices. These declines in component costs have been passed on to customers through price decreases. Average unit price declines in the Company's international operations have been more significant than the declines experienced in the Company's America's region resulting in revenue growth at a rate less than the growth in unit shipments.

         Revenues in the Americas region for the quarter increased to $1.02 billion, an increase of 30% over the $790.6 million recorded in the third quarter of 1995 and an increase of 6.6% over the second quarter. For the nine month period ended September 30, revenues in the Americas grew 37% over the 1995 levels to $2.94 billion. Net sales from international operations in the third quarter of 1996 increased 82% to $178.4 million from $98.1 million in the third quarter of 1995, and increased 1.1% over the second quarter. For the first nine months of 1996, international sales increased 95% to $544.7 million from $279.8 million in the first nine months of 1995. Revenues in the quarter from the Company's European region were $115.5 million, an increase of approximately 18% from the third quarter last year and a decrease of approximately 1% from the second quarter of this year, which is generally the seasonally stronger quarter in the region. Revenues for the first nine months of 1996 in the Company's European region were $381.1 million, an increase of 36% over the comparable period of 1995. The results of the Company's Asia Pacific region were $62.8 million in the quarter, an increase of 6.0% over the second quarter of 1996, and totaled $163.7 million for the first nine months of this year.

         Sales of the Company's Solo line of portable products continued to accelerate during the quarter. Portable products now account for slightly more than 10% of total company revenues, an historical high. Shipments of Pentium Pro products also accounted for approximately 10% of company revenue in the quarter, a significant increase over the 3% rate in the second quarter.

         Gross Profit. Gross profit in the third quarter and first nine months of 1996 increased 58% and 69% respectively, over the comparable periods of 1995. As a percentage of sales, gross profit for the third quarter and first nine months of 1996 increased to 19.2% and 19.0% from 16.4% and 16.1% for the comparable periods of 1995.

         The improvement in gross profit during 1996 was achieved, despite continual competitive pressure on PC prices, principally due to improvements in meeting product sales mix forecasts associated with the introduction of new products, a decrease in Direct Random Access Memory (DRAM) prices, and decreases in aggregate royalty costs per unit. Margins in the third quarter as a percent to sales increased to 19.2% from 18.5% in the second quarter generally due to the timing of component cost decreases being passed on to customers through price decreases.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the third quarter and first nine months of 1996 increased approximately 69% and 87%, respectively, over the comparable periods of 1995. As a percentage of sales, in the third quarter and first nine months of 1996, these expenses increased to approximately 11.9% and 12.4%, respectively, from 9.5% in the comparable periods of 1995. Significant factors contributing to those increases were higher personnel costs, additional overhead expenses associated with the Japanese and Australian operations, and additional marketing programs.

         Personnel-related costs increased faster than the growth of sales in the third quarter and first nine months of 1996 over the comparable periods of 1995 as a result of increased expenditures to expand customer support capacity and general building of the Company's internal infrastructure and systems. The Company expects to continue to make the necessary expenditures and infrastructure investments to manage the growth of the Company.

         The Company began operations in Japan and Australia in the third quarter of 1995. Expenses have been incurred in these operations at a rate intended to generate and support higher levels of revenue. As a result, SG&A expenses have continued to be a greater percentage of net sales than in the Americas operations.

         Marketing expenses increased as a percentage of sales in the third quarter and first nine months of 1996 compared to the third quarter and first nine months of 1995. The increase results from increased marketing efforts directed at targeted family and major account markets, marketing efforts to support international expansion and a national consumer-oriented television advertising campaign which began in the fourth quarter of 1995.

         SG&A in the third quarter of 1996 increased to $143.2 million from $140.1 million in the second quarter of 1996. The increase is primarily attributable to staff cost decreases in the quarter being more than offset by increases in depreciation, bad debts, freight and marketing expenses. As a percent to sales, SG&A decreased to 11.9% in the third quarter from 12.3% in the second quarter of 1996. The decrease as a percent to sales reflects seasonal sales growth and increasing leverage of the various systems and infrastructure investments made over the past year.

         Operating Income. Due to the factors discussed above, operating income in the third quarter of 1996 increased by 44% to $87.8 million from $61.0 million in the third quarter of 1995. Operating income for the nine months ended September 30, 1996 increased 43% to $229.1 million from $160.4 million in the first nine months of 1995. As a percentage of sales, operating income for the quarter increased to 7.3% from 6.9% in the third quarter of 1995, and for the nine month period, operating income of 6.6% was essentially the same as the comparable period in 1995.

         Other Income, Net. Other income, net includes other income net of expenses, such as interest income and expense, discounts on trade payables, lease financing commissions, referral fees for on-line services and foreign exchange transaction gains and losses. Other income, net increased to $6.1 million in the third quarter of 1996 from $3.4 million in the third quarter of 1995. For the nine months ended September 30, 1996, Other income, net increased to $19.1 million from $12.6 million during the first nine months of 1995. The principal cause of these increases was the generation of additional interest income as a result of the availability of additional cash and marketable securities compared to 1995.

         Income Taxes. The Company's effective tax rate increased to 35.3% for the three months ended September 30, bringing the tax rate for the nine month period to 34.5% from the 34.0% effective tax rate recorded in the first two quarters of 1996. The increase in the tax rate reflects shifts in the geographic distribution of the earnings of the company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operating and capital expenditure requirements to date principally through cash flow from its operations. At September 30, 1996 the Company had cash and cash equivalents of $401.1 million, and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At September 30, 1996, no amounts were outstanding under the revolving line of credit. Approximately $2.5 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for the foreseeable future.

         The Company generated $338.1 million of cash from operations during the nine months ended September 30, 1996, including $218.1 million of net income adjusted for non-cash charges. Working capital management has limited inventory and accounts receivable growth to only $11.5 million through the first nine months of 1996, while increases in accounts payable, income taxes payable and other liabilities generated an additional $128.2 million in cash. The increase in accounts payable and other liabilities has resulted from overall growth of the business and improved management of vendor payment terms. The Company used approximately $106.9 million in cash for investing activities, principally as a result of the Company's continued investment in facilities and systems. The Company used approximately $.5 million in cash from financing activities during the nine months ended September 30, 1996, principally from the repayment of a term note and scheduled payments on long-term obligations, net of proceeds from short-term borrowings.

         At September 30, 1996 the Company had long-term indebtedness of approximately $21.3 million, inclusive of capital lease obligations, to various parties. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. Borrowings, exclusive of capital lease obligations, bear fixed and variable rates of interest currently ranging from interest free (for certain incentive funds from the Industrial Development Authority of the City of Hampton, Virginia) to 4.9% and have varying maturities through 1998. The Company's capital lease obligations relate principally to its computer and telephone system equipment.

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

         Expansion into International Markets. There can be no assurance that the Company's expansion into international markets will be successful. In addition to the challenges to the Company of managing potential growth of its international operations, international expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and more complex product sales, delivery and support logistics. Failure of the Company to achieve or maintain successful international operations could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

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


                              II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In addition to certain actions pending against the Company as disclosed in the Company's Quarterly Report on Form 10Q for the quarterly period ending June 30, 1996, two consumer class actions have recently been filed against the Company challenging its advertising and marketing practices. On August 19, 1996, Sheller, Ludwig & Badey v. Gateway 2000, Inc. was filed in the Philadelphia County Court of Common Pleas alleging misstatements regarding the upgradeability of certain 486 computer systems and the longevity of certain computer monitors, seeking damages under state contract and tort theories. Also, on August 19, 1996, Carol Levy v. Gateway 2000, Inc. and Does 1-50 was filed in San Francisco County Superior Court. The plaintiff alleges misstatements regarding battery life in certain portable computers in violation of state consumer protection laws. The Company intends to contest vigorously the allegations raised in the two complaints. As these actions are at a preliminary stage and no discovery has been conducted in either of them, it is too early to evaluate the likelihood of the plaintiffs' success on the merits of their claims or the amount of any loss that may be realized in the event of an unfavorable outcome in either of these actions. There can be no assurance that an adverse determination in any of the matters pending against the Company would not have a material adverse effect on the Company's financial condition or results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS:

    EXHIBIT                       DESCRIPTION OF EXHIBITS
      NO.
      ---

      10.1 Amendment No. 3 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      10.2 Amendment No. 4 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      10.3 Amendment No. 5 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      10.4 Amendment No. 4 to the License Agreement dated June 1, 1994 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.]

      27.1      Financial Data Schedule

     (B)  REPORTS ON FORM 8-K:

         None.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GATEWAY 2000, INC.


Date:  November 13, 1996      By:  /s/ David J. McKittrick
                                  ----------------------------------------------
                                  David J. McKittrick
                                  Senior Vice President, Chief Financial Officer and Treasurer (authorized officer and chief accounting officer)


The following trademarks of other companies appear in this Report: Intel, Microsoft, Windows 95(R) and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.