Form 10-K405
period 1996-12-31
GATEWAY 2000 INC
filed 1997-03-28
CIK 895812

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _________ to

                        Commission file number 0-22784

                              GATEWAY 2000, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                42-1249184
   (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

                               610 Gateway Drive
                   North Sioux City, South Dakota 57049-2000
              (Address of principal executive offices, zip code)

      Registrant's telephone number, including area code: (605) 232-2000


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01
                         ----------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .
                                        --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997 (based on the last sale price of $53.56 per share for the registrant's Common Stock as of such date) was $4,113,588,431.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement relating to its 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

Item 1.  Business

General

      Gateway 2000, Inc. and its subsidiaries (the "Company") is a leading direct marketer of personal computers ("PCs"). The Company develops, manufactures, markets, and supports a broad line of desktop and portable PCs, convergence PCs, and PC-related products used by individuals, families, businesses, government agencies and educational institutions. The Company's strategy is to deliver the best value to the PC customer by offering quality, high-performance products employing the latest technology at competitive prices and by providing outstanding service and support.

     The Company was incorporated in Iowa on August 15, 1986, merged into a South Dakota corporation of the same name effective December 29, 1989, and merged into a Delaware corporation of the same name effective February 20, 1991. In December 1993, the Company changed its status from a Subchapter S corporation to a Subchapter C corporation, and completed its initial public offering of Common Stock. (The "Company" as used herein and as the context requires, includes Gateway 2000, Inc. and its subsidiaries.)

Products and Business Segments

     The Company currently operates in the Electronic Computers segment (SIC code 3571) which includes personal computers and related products. The
Company's product line includes desktop and portable PCs, convergence PCs, peripheral products and software. The Company's PCs are custom-configured with a choice of microprocessors of varying clock speeds, memory and storage capacities, as well as other options, all as specified by the customer. Additionally, PCs are available with a wide variety of operating and application software. The Company also offers a variety of additional products, including monitors, printers, fax/modems and CD-ROM drives. A summary of operating results for the Company's industry segment, broken down by geographic area, is incorporated herein by reference to Note 11 to the consolidated financial statements included on page 34 of this Report.

Strategy

     The Company's strategy is comprised of the following:

     Direct Marketing. The Company markets its products directly to PC customers, primarily by placing advertisements in computer trade magazines and selected family-oriented, business and travel publications. The Company also conducts a national consumer-oriented television advertising campaign. As compared with more traditional channels of distribution, the direct approach to the PC marketplace provides several advantages. First, the Company believes it can consistently maintain competitive product pricing by avoiding the additional markups and the inventory and occupancy costs associated with traditional retail channels. Second, by avoiding the higher levels of inventory required in traditional retail channels, the Company attempts to reduce its exposure to the risk of product obsolescence and improve its flexibility in offering new products to customers on a timely basis. Third, the Company believes that working directly with PC customers promotes customer loyalty and brand awareness. For example, the Company believes that over one-half of its business is attributable to repeat or referral customers.

     Quality Products. The Company believes that as PC customers have gained greater knowledge and sophistication in their purchasing decisions, quality and reliability have become increasingly important decision-making factors. The Company works closely with its suppliers to develop high-quality components, manufactured to the Company's specifications. In addition, every Gateway 2000 PC undergoes extensive quality control testing.

     Latest Technology. The Company works directly with a wide range of suppliers to evaluate the latest developments in PC-related technology. The Company believes that these relationships, together with market information obtained from its direct customer relationships, have enabled it to bring to the market on a timely basis products with broad market demand. The flexibility of build-to-order manufacturing, low inventory and short production leadtimes allow the Company to rapidly introduce and deliver appealing new products and software.

     The Company is generally one of the earliest PC manufacturers to incorporate Intel Corporation's latest PC microprocessors into its product line, most recently including the Pentium Pro(R) and MMX(R) microprocessors. At the end of the fourth quarter of 1996 the Company was an industry leader in shipments of Pentium Pro based PCs. The Company was one of the first major PC manufacturers to introduce a 133MHz Pentium Notebook PC in April 1996. Also in April 1996, the Company shipped its first Destination(TM) big-screen PC/TV, a first-of-its-kind product converging PC and home entertainment center functionality. A typical Destination(TM) system includes a 31" viewable area color monitor, a wireless keyboard with integrated pointing device and a wireless remote control. These components are connected to a Pentium-based PC with a TV/VGA video card, a high-fidelity audio card and a communications center with a high-speed Internet connection.

     For a discussion of certain technology risks associated with the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" beginning on page 16 of this Report.

     Quality Service and Support. The Company believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs. To provide superior service and support to its customers in the U.S., the Company utilizes more than 2,400 technicians specifically trained to assist customers with the resolution of technical questions relating to the Company's products. The Company also maintains separate technical support organizations in Europe, Japan and Australia.

     Competitive Pricing. The Company offers its products at competitive prices. To profitably deliver quality products at competitive prices, the Company seeks to maintain a low-cost operating structure. First, in addition to the cost advantages of marketing its products directly to end users, the Company endeavors to minimize overhead expenses. For example, by virtue of its locations in South Dakota, Virginia, Ireland and Malaysia, the Company believes that it has been able to lower expenses because of the relatively lower costs associated with the facilities, work forces and taxes in these locations. Second, the Company's in-house engineering personnel work closely with component suppliers in developing and implementing new technology, reducing the investment usually associated with a traditional, in-house research and development group. Finally, the Company believes its large volume of business affords it certain purchasing powers and economies of scale which lower its unit costs and contribute to operating efficiencies.

     Growth Initiatives. The growth in the Company's net sales and earnings to date has resulted primarily from the sale of desktop PCs to individuals, small businesses and corporate and institutional customers in the U.S. market. The Company believes that most of its continued growth will come from three areas: the domestic consumer market, including the developing market for family-use PCs; the further development of major account relationships (generally, Fortune 1000 companies, governmental entities and educational institutions); and the continued expansion of its international operations.

     As future development of technology brings more fully integrated multimedia functionality to the PC, the Company believes the PC's role as the family's entertainment, education and communications center will grow. Since the introduction of the Family PC line in 1994, the Company has offered several lines of PCs tailored to the family user. The Company plans to continue to develop products featuring components and capabilities which appeal to family users.

      The Company has increased its effort to attract, retain and support major accounts by creating a wholly-owned subsidiary to handle major account sales, service, billing and technical support. In the U.S., the Company has approximately 390 employees dedicated to this effort. Major account sales represented 34.0% of net U.S. sales in 1996 compared to 32.4% in 1995.

     The Company has continued to increase its presence in foreign markets since the commencement of its European operations in the fall of 1993. Since then, the Company has introduced its direct marketing model into Austria, Belgium, France, Germany, Ireland, Luxembourg, the Netherlands, Sweden, Switzerland, the United Kingdom, Australia and Japan. Sales from international operations represented 15.7% of net sales in 1996 compared to 12.7% in 1995.

Product Development

     The Company's expenditures on research, development and engineering in each of the last three years were less than 1% of net sales. The Company maintains close and cooperative relationships with many of its suppliers and with other technology developers. These relationships and the Company's own engineering staff have enabled the Company to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market.

     The Company generally does not maintain long-term contracts with third-party component suppliers. Nevertheless, the Company believes that it has strong relationships with its suppliers which give the Company access to new technology and enhance its ability to bring the latest technology to market on a timely basis.

     In addition, direct relationships with its customers enable the Company to obtain valuable market information, which it uses to assist in developing its offerings of new products and product features.

Manufacturing and Materials

     The Company has designed its manufacturing process to provide products custom-configured to conform to customer specifications. The Company uses production teams to assemble its desktop PCs with each member of a production team trained to do several tasks, increasing flexibility and efficiency. Third-party suppliers manufacture the base configuration for portable PCs and the Company completes final configuration. The Company's production teams perform quality control tests on each PC, and the Company's quality assurance staff inspects samples of completed PCs to ensure that the PCs meet the Company's quality specifications and applicable regulatory requirements. Each PC is shipped from the Company's manufacturing facilities ready-for-use, with certain application software already installed. Replacement parts are also generally shipped directly from the Company to its customers.

     Although the Company designs and contracts for the manufacture of components according to the Company's specifications, the Company does not itself manufacture any components used in its PCs. The Company attempts to use parts and components available from, and cross-compatible between, multiple suppliers. In some circumstances, however, the Company maintains single-source supplier relationships.

     In August 1995, the Company's desktop and portable computer manufacturing operations in North Sioux City, South Dakota, were assessed and certified as meeting the requirements of the International Organization for Standardization
(ISO) 9002. ISO 9002 certification recognizes the Company's compliance with international standards for quality assurance.

     In general, the Company does not enter into long-term contracts for the supply of components used in the manufacture of the Company's PCs. The Company believes that short-term supply arrangements generally allow it to respond more effectively to rapid technological change and consumer preferences. In the future, the Company may enter into long-term supply arrangements when management believes it is prudent.

     Occasional disruptions to the Company's normal production schedules have been, and may continue to be, experienced because of suppliers' failures to meet component delivery schedules. These disruptions can result in manufacturing inefficiencies and may temporarily increase the Company's backlog. The Company tries to reduce such disruptions by regularly evaluating each of its supplier's performance and seeking alternate or additional suppliers as necessary.

     The Company requires a high volume of quality components for the manufacture of its products. Although the Company attempts to use parts and components available from and cross-compatible between, multiple suppliers, the Company considers single-source supplier relationships to be advantageous in some circumstances. For example, some components are currently available only from single-source suppliers. However, the Company does not have a long-term contract with most of its suppliers. In addition, the computer industry periodically experiences shortages of certain components, such as memory, CD-ROM drives or video cards. An industry shortage or other constraint of any key component could adversely affect the Company's ability to deliver products on schedule or to realize expected gross margins.

Marketing and Sales

     The Company markets its products directly to PC customers, primarily by placing advertisements in computer trade magazines and in selected family-oriented, business and travel publications. These advertisements include product information and the Company's toll-free telephone numbers. The Company also conducts a national consumer-oriented television advertising campaign which began in November 1995. The Company believes its creative marketing, including use of its trademarked "BLACK AND WHITE SPOT" Design on product packaging, has helped generate significant brand awareness and a loyal customer base.

     As of December 31, 1996, a sales force of over 1,600 Company employees sold Company products directly to customers over the telephone. Customers can order products over the telephone up to fifteen hours a day and seven days a week in the U.S. and six days a week elsewhere in the world. As of December 31, 1996, the Company utilized over 3,700 customer and technical support representatives providing comprehensive service and support. The Company's sales force and customer service staff have continued to expand to meet increased demand for the Company's products and support services.

     Over 50% of the Company's business is believed to be attributable to either previous buyers of Gateway 2000 PCs or new customers referred by previous buyers. The Company has sold over 5.7 million PCs to date, and maintains a database of its customers. To capitalize on this customer database, the Company has introduced innovative means of marketing and communication. These include the Gateway Mall, a computer-based video catalogue of the Company's products, the Gateway 2000 Duo-Line credit card, the Gateway Moola Mastercard(R) credit card that gives consumers a rebate applicable toward future Gateway purchases and the quarterly GW2k: Gateway Magazine. In October 1995, the Company opened a website on the Internet, at the address http://www.gw2k.com. The website and the GW2k: Gateway Magazine offer information on Company events, new product offerings and technical support advice. In April 1996, the Company became the first major PC manufacturer to provide consumers the ability to custom configure, order and pay for a personal computer via the world wide web. In addition, regular surveys of the Company's customers also give the Company valuable marketing, service and product information.

     In November 1996, the Company announced the opening of two Gateway 2000 Country Store locations in the U. S. The Gateway Country Store concept enables customers to operate and evaluate the entire line of Gateway 2000 personal computers, including professional systems, Family PC(TM) multimedia systems, Gateway Solo(TM) portables and Destination big screen PCs.

Product Warranties and Technical Support

     The Company believes its product warranties and support are essential to achieving customer satisfaction and maintaining the Company's image. The key elements of the Company's product warranties and technical support program, including the Gateway Gold(TM) program, are as follows:

     30-Day Limited Money-Back Guarantee. In general, the Company provides a 30-day money-back guarantee for customer returns. Shipping charges to and from the customer are non-refundable.

     Three-year Limited Warranty. The Company provides a three-year limited warranty for desktop PCs. This warranty starts from the delivery date of the product and covers repairs or replacements for any defect in either workmanship or components. The Company will test and ship a new or remanufactured replacement part which the customer can then install. Technicians are specifically trained to assist customers in the installation of replacement parts via telephone support.

     Toll-Free Telephone Technical Support. The Company offers its customers telephone access to technical support services (toll-free in the U.S., Australia, Austria, Belgium, France, Germany, Ireland, Japan, Luxembourg, Switzerland, the United Kingdom, Sweden and the Netherlands). The Company's technicians are specifically trained to assist customers with the resolution of technical questions related to the Company's products. The Company provides 24 hour per day, seven day per week telephone support in the U.S. and in Japan. In addition, technicians have access to a technical laboratory which allows them to replicate and attempt to solve specific customer problems. Each technician initially receives 160 hours of classroom diagnostic training and receives additional classroom training as new products are introduced. The Company also employs a more experienced technical staff whose primary purpose is to assist the technicians on the telephone, answer complex questions and provide on-the-job training. The Company utilizes an interactive response system to provide recorded answers to the questions most frequently asked by customers.

     Technical Support Via Fax. In addition to the toll-free telephone support, the Company's customers may send questions regarding the Company's products via fax and receive assistance from the Company's technicians. Customers may also use a touch tone telephone to obtain automatic fax delivery of any of approximately 150 documents containing various technical information with regard to the Company's products.

     Website; Bulletin Board Support. The Company has a website on the Internet which, among other things, allows users to access technical support information with regard to the Company's products. The Company also offers its customers free membership to its electronic bulletin board service. This service may be used to obtain technical advice, and the website and the electronic bulletin board service permit users to correspond with other Gateway 2000 PC users and download selected software. In addition, the Company's technicians are responsible for supporting customers on various other websites and bulletin board systems.

     On-Site Repair Service. On-site repair service is available at the Company's discretion through independent contractors in the Company's principal markets.

     Gateway Service Options. The Company offers several fee-based service options to give customers the flexibility to customize our services to their needs. Gateway Gold Premium provides two additional years of onsite service as well as priority access to technical support professionals. Custom Integration Services (CIS) allows customers to custom configure their systems with non-Gateway standard components, software, and services. In addition, software tutorial services are available through an independent supplier.

Patents, Trademarks and Licenses

     The Company works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology. Where necessary, the Company has obtained patent licenses for certain technologies, some of which require significant royalty payments. In 1995 the Company began to emphasize in-house patent generation and strategic acquisition of patents. While the Company does not believe that its continued success will depend upon technology patented or acquired by the Company, there can be no assurance that the Company will continue to have access to existing or new third-party technology for use in its products. If the Company or its suppliers were unable to obtain licenses necessary to use protected technology in the Company's products on commercially reasonable terms, the Company may be forced to market products without certain desirable technological features. The Company could also incur substantial costs to redesign its products around other parties' protected technology or to defend patent or copyright infringement actions against the Company.

     The Company owns and uses a number of trademarks on or in connection with its products, including AnyKey, "BLACK AND WHITE SPOT" Design, CrystalScan, Destination, Family PC, Gateway 2000, Gateway Gold, "G" Design, Telepath, Gateway Solo, Vivitron and You've Got a Friend in the Business, among others. Many of these trademarks are registered. The Company believes the GATEWAY 2000 trademark has strong brand name recognition in the United States marketplace and plans to develop similar recognition internationally.

     Because software used on Company-manufactured PCs may not be Company-owned, the Company has entered into software licensing arrangements with a number of software developers, including Microsoft Corporation. For example, the Company has licenses with Microsoft Corporation for Windows 95, Windows, MS-DOS and Microsoft Office software products, among others.


Competition

     The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. The Company and its competitors compete on these bases primarily by adding new performance features to products while minimizing corresponding price increases. Timely introduction of new products or product features by the Company cannot be guaranteed. Likewise, no assurance can be given that the Company will continue to compete successfully by adding new features to its products without corresponding price increases. In recent years the Company and many of its competitors have regularly lowered prices, and the Company expects these pricing pressures to continue. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce profits.

     The Company competes with companies who sell their products primarily through direct marketing channels, such as Dell Computer Corporation and Micron Electronics, Inc. In addition, the Company competes directly and indirectly with PC manufacturers, such as International Business Machines Corporation, Compaq Computer Corporation, Packard Bell Electronics, Inc., Hewlett-Packard Company and Apple Computer, Inc. In addition to utilizing their own direct sales forces, these competitors market their products through national and regional distributors and dealers; distribution channels in which the Company generally has not participated.

     Competitive factors in the Company's markets include price, availability of new technology, variety of products and features offered, availability of peripheral products and software, marketing and sales capability, service and support. The Company believes it competes favorably with respect to each of these factors. The Company also believes that a segment of the industry competes for customers primarily on price, and that other competitors may offer lower PC prices than the Company. While the Company believes it is competitive with such vendors, the Company attempts to compete based on total value offered rather than price alone.

Seasonality

     The computer industry generally has been subject to seasonality and to significant quarterly and annual fluctuations in operating results, and the Company's operating results have been subject to such fluctuations. Fluctuations can result from a wide variety of factors affecting the Company and its competitors. These factors include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. The

Company's business is also sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions. Historically, the Company's sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending.

International Operations

     Through its wholly-owned subsidiaries, Gateway 2000 Ireland Limited and Gateway 2000 Europe (collectively, "Gateway Ireland"), the Company opened a sales, service and production facility in Dublin, Ireland on October 1, 1993. Since then, the Company has expanded its operations and facilities into other European countries and currently has showrooms in London, Paris, Frankfurt, Munich, Cologne, Stockholm and Amsterdam. In the last half of 1995, the Company entered the Asia Pacific region with sales and support facilities in Japan, showrooms in Tokyo, Melbourne, Brisbane and Sydney, a manufacturing facility in Malacca, Malaysia and the acquisition of the business and substantially all of the assets of Osborne Computer Corporation, an Australian PC maker.

     The Company uses either direct selling or distributors to market PCs in foreign countries, depending on each country's infrastructure, consumer preferences, language and culture. While the Company's international operations in Europe have been successful to date, there can be no assurance that the Company's additional expansion into other international markets will similarly be successful. Failure of the Company to achieve or maintain successful international operations could materially and adversely affect the Company's business, consolidated financial position or results of operations.

     In addition to the challenges to the Company of managing the potential growth of its international operations, international expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, and delivery and support logistics. There can be no assurance that the Company will effectively manage these additional risks.

Government Regulation

      The Company's PCs must meet standards established by the Federal Communications Commission, and similar agencies in other countries, for radio frequency emissions and must receive appropriate certification prior to being marketed. A delay or inability to obtain certification may delay or prevent the Company from introducing new products or features and therefore could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

     In addition, the Company's advertising, shipping and other operations are subject to state regulations, regulations of the Federal Trade Commission and the U.S. Department of Commerce in the U.S., and similar foreign agencies in foreign jurisdictions. Even inadvertent or sporadic failure to comply with such regulations can result in significant fines, penalties and forced rebates levied against the Company or special restrictions placed on the Company's ability to ship product overseas. While the Company has not been subject to any significant enforcement penalties to date, and while the Company continues to use its best efforts to comply with all applicable foreign and domestic governmental regulations, the Company does have matters pending before these agencies and accordingly, there can be no assurance that enforcement penalties will not be levied against the Company in the future.

Employees

     As of December 31, 1996, the Company had approximately 9,700 full-time employees, of which 7,700 were in the U.S., 1,400 were in Europe and 600 were in other foreign countries. No employee of the Company is represented by a labor union. The Company believes employee relations are generally good.

Customers

     No customer accounted for 10% or more of the Company's sales in 1996.

Item 2.  Properties

     The Company owns 78 acres of land and facilities with a total of 684,200 square feet of space in North Sioux City, South Dakota. These facilities house the Company's headquarters, production facility, customer sales and support center, training center and warehouse space. The Company also leases facilities with a total of 82,000 square feet of space in North Sioux City, South Dakota which are used for manufacturing, warehouse space and a factory outlet store. The Company also leases 32,000 square feet in Vermillion, South Dakota used for warehouse space.

     The Company owns facilities with a total of 144,000 square feet of space in Sioux Falls, South Dakota. These facilities serve as a base for the sale and fulfillment of orders for add-on PC components, the receipt of returned merchandise and the fulfillment of orders for customer replacement parts. The Company leases a factory outlet store in Sioux Falls and a facility for remanufacturing operations.

     The Company owns a facility with 208,400 square feet of space in Kansas City, Missouri and Kansas City, Kansas. The facility is used for a customer sales and support center. In addition, the Company leases a 7,700-square-foot-factory outlet store in Kansas City.

      The Company owns facilities with a total of 287,000 square feet of space in Hampton, Virginia. These facilities are used for manufacturing and warehouse space. Modifications to the facility to open a customer support center are under construction. Completion is expected in mid-1997. The Company also leases showroom space in Orange, Connecticut; Matthews, North Carolina and Tampa, Florida.

     The Company's European operations are based in Dublin, Ireland, where the Company owns a 305,000 square foot facility. The facility houses the Company's European headquarters, production facility, customer sales and support center and warehouse space. The Company also leases showroom space in London, Paris, Frankfurt, Munich, Cologne, Stockholm and Amsterdam.

     In Malacca, Malaysia, the Company owns a 187,200 square foot manufacturing facility which was opened to serve the Company's markets in the Asia Pacific region. In Australia, the Company leases a 65,000 square-foot sales and distribution facility in Sydney. Additionally, the Company leases showroom space in Brisbane, Melbourne and Sydney. In Japan, the Company leases facilities with 75,500 square feet in Yokohama and Tokyo used for a customer sales and support center and warehouse space and also leases showroom space in Tokyo. In Singapore, the Company leases a 12,000 square foot facility for office space.

Item 3.  Legal Proceedings

     The Company is a party to various lawsuits and administrative proceedings arising in the ordinary course of its business, including certain pending matters identified in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for prior periods. The Company evaluates such lawsuits and proceedings on a case by case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Common Stock is quoted on the NASDAQ National Market under the trading symbol "GATE." The following table sets forth the quarterly high and low price per share information for the Common Stock as quoted on the NASDAQ National Market during 1995 and 1996:

                                             High             Low

              1995:

                      1st quarter          $ 25.25           $ 17.13
                      2nd quarter          $ 25.00           $ 16.00
                      3rd quarter          $ 32.75           $ 21.88
                      4th quarter          $ 37.50           $ 20.63

              1996:


                      1st quarter          $ 32.25           $ 18.00
                      2nd quarter          $ 41.50           $ 27.25
                      3rd quarter          $ 50.13           $ 27.75
                      4th quarter          $ 66.25           $ 44.63

     No shares of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding as of March 15, 1997.

Holders of Record

     As of March 14, 1997, there were 2,199 holders of record of the Common Stock. There were no issued and outstanding shares of the Class A Common Stock as of March 14, 1997. The Class A Common Stock is non-voting except on matters for which the General Corporation Law of the State of Delaware requires class voting. Each share of Class A Common Stock is convertible into one share of the Common Stock.

Dividends

     The Company has not declared any cash dividends on the Common Stock for stockholders of record since the Common Stock was first publicly registered. As it is the present policy of the Company to use all retained earnings in its business, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The following historical data were derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 19 of this Report and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 12 of this Report. The information below is not necessarily indicative of the results of future operations.

                                                   Year Ended December 31,
                                                   ----------------------
                                1992           1993          1994          1995          1996
                                ----           ----          ----          ----          -----

                                             (in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales                     $1,107,057     $1,731,664     $2,701,200     $3,676,328     $5,035,228
Cost of goods sold               914,392      1,460,842      2,343,698      3,060,533      4,071,601
                              ----------     ----------     ----------     ----------     ----------
  Gross profit                   192,665        270,822        357,502        615,795        963,627

Selling, general and
 administrative expenses          89,436        121,682        216,505        366,787        607,533
                              ----------     ----------     ----------     ----------     ----------
Operating income                 103,229        149,140        140,997        249,008        356,094
Other, net                         2,759          4,848          5,106         13,085         26,622
                              ----------     ----------     ----------     ----------     ----------
 Income before income
   taxes                         105,988        153,988        146,103        262,093        382,716

Provision for actual and pro
 forma income taxes               35,900         53,896         50,130         89,112        132,037
                              ----------     ----------     ----------     ----------     ----------
Net income and pro forma
   net income                 $   70,088     $  100,092     $   95,973     $  172,981     $  250,679
                              ==========     ==========     ==========     ==========     ==========
Net income and pro forma
   net income per share       $     1.03     $     1.41     $     1.22     $     2.19     $     3.21
                              ==========     ==========     ==========     ==========     ==========
Weighted average shares
   outstanding                    68,097         70,953         78,656         78,994         78,116
                              ==========     ==========     ==========     ==========     ==========

                                                       December 31,
                                                       ------------
                                1992           1993          1994          1995          1996
                                ----           ----          ----          ----          -----
                                                        (in thousands)

Consolidated Balance Sheet Data:

Current assets              $  246,043     $  500,520    $  654,160     $   866,189    $ 1,318,342
Total assets                $  269,293     $  564,281    $  770,579     $ 1,124,011    $ 1,673,411
Current liabilities         $  126,555     $  254,844    $  348,875     $   525,291    $   799,769
Long-term obligations, net
  of current maturities     $   13,785     $   29,145    $   27,131     $    10,805    $     7,244
Stockholders' equity        $  128,953     $  280,292    $  376,035     $   555,519    $   815,541

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:



                                              1994     1995     1996
                                              -----    -----    -----
       Net sales                              100.0%   100.0%   100.0%

       Cost of goods sold                      86.8%    83.2%    80.8%
                                              -----    -----    -----
          Gross profit                         13.2%    16.8%    19.2%

       Selling, general and administrative
          expenses                              8.0%    10.0%    12.1%
                                              -----    -----    -----
          Operating income                      5.2%     6.8%     7.1%

       Other, net                               0.2%     0.3%     0.5%
                                              -----    -----    -----
          Income before income taxes            5.4%     7.1%     7.6%

       Provision for income taxes               1.9%     2.4%     2.6%
                                              -----    -----    -----
       Net income                               3.5%     4.7%     5.0%
                                              =====    =====    =====

      Revenue. Revenues increased 37.0% to $5.04 billion from $3.68 billion in 1995. The increase in revenues resulted from continued demand growth in the Americas and European markets, expansion into the Asia Pacific region, and accelerated growth in sales of the Company's portable products. Revenues in the fourth quarter of 1996 comprised approximately 30.8% of revenues for the year, as compared to 33.9% in 1995 and 30.5% in 1994. This reflects a revenue growth pattern historically experienced by the Company as well as the seasonal nature of the industry.

     Unit shipments in 1996 increased 42.6% to approximately 1,909,000 from 1,338,000 in 1995. Unit shipments in the Company's Americas' region grew 37.6% over 1995. In the Company's European region, unit shipments grew 41.4% over 1995, and unit shipments in the Company's Asia Pacific region grew 619% over 1995 results which reflected only the fourth quarter.

     Pentium-based desktop products accounted for 84.5% of the Company's total revenues in 1996, up from approximately 76.0% in 1995, with revenues from Pentium Pro based desktop products accounting for approximately 11.1% of the Company's total revenues in 1996. Throughout 1996, revenues from Pentium Pro-based products increased each quarter, to approximately 24.6% in the fourth quarter. Portable products accounted for approximately 9% of total revenues in 1996, versus approximately 5% in 1995. Portable products revenue increased 118%, primarily, the Company believes, due to the introduction in the third quarter of 1995 of the Gateway Solo/(TM)/ line of portable products.

     Weighted average unit prices in 1996 were 4.0% lower than prices in 1995. Generally, unit prices for specific PC products have decreased over time, reflecting the effects of competition and reduced component costs associated with advances in technology. The Company has generally offset such decreasing unit prices by adding or improving product features and by introducing new products based on newer technology at higher unit prices. In 1995, significant new technology was introduced, outpacing the normal rate of component cost declines, and as a result, prices gradually increased throughout the year. In 1996, in addition to the normal component cost declines, significant cost declines were experienced in Dynamic Random Access Memory (DRAM) prices. These declines in component costs were generally passed on to customers through price decreases. Also, the rate of new technology introduced in 1996 slowed, and was not substantial enough to offset the declines in component prices, contributing to the decline in average unit prices. Average unit price declines in the Company's international operations have been more significant than the declines experienced in the Company's Americas region due to competitive pricing activity.

     Revenues in the Americas region increased to $4.25 billion, an increase of 32.2% over 1995. Revenues from international operations increased 69.5% to $789.2 million from $465.7 million in 1995, with revenues from the Company's European region totaling $552.7 million, an increase of approximately 29.1% from last year, and revenues from the Company's Asia Pacific region totaling $236.5 million, an increase of 530% over the prior year.

     Major accounts revenues (generally Fortune 1000 companies, governmental entities, and educational institutions) in 1996 increased by approximately 38.6% to $1.44 billion from $1.04 billion for 1995. This increase is primarily the result of the Company's increased efforts to attract, retain and support major accounts by creating a dedicated organization within the Company to handle the specialized needs of these customers relative to sales, service, billing and technical support.

     Revenues in 1995 increased 36.3% to $3.68 billion from $2.70 billion in 1994. Introductions of competitively priced, leading technology products throughout 1995, including expanded lines of Pentium-based PCs and greater multimedia functionality, were principally responsible for the increased demand for the Company's products. In addition, expansion of the Company's marketing efforts outside the United States led to increased revenues. Unit shipments increased 28.5% to approximately 1,338,000 units in 1995. Average unit prices increased approximately 5.8% during the year, reflecting the effects of selling more richly configured Pentium products with higher average unit prices, the inclusion of additional multimedia functionality in certain products, and consumer demand for greater memory and storage.

    Gross Profit. Gross profit in 1996 increased approximately 56.5% to $963.6 million from $615.8 million in 1995. As a percentage of revenues, gross profit increased to 19.2% in 1996 from 16.8% in 1995.

     The improvement in gross profit during 1996 was achieved, despite continual competitive pressure on PC prices, principally due to improvements in meeting product sales mix forecasts associated with the introduction of new products, a decrease in Direct Random Access Memory (DRAM) prices, and decreases in aggregate royalty costs per unit. Gross margin as a percent to revenues also increased due to the timing of component cost decreases being passed on to customers through price decreases.

     Gross profit in 1995 increased approximately 72.3% to $615.8 million from $357.5 million in 1994. The increase was due to improvements in meeting product sales mix forecasts, the absence of larger than normal inventory write-downs that affected gross profit margins in the second quarter of 1994, decreases in aggregate royalty costs per unit and an increase in the Company's higher margin revenues from European operations. These improvements in gross margins in 1995 were partially offset by increased costs associated with the Company's new warranty and on-site service programs and the impact of the start up of operations in the Asia Pacific region.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses in 1996 increased by approximately 65.6% to $607.5 million from $366.8 million in 1995. As a percentage of revenues, these expenses increased to approximately 12.1% in 1996 from approximately 10.0% in 1995. Significant factors contributing to this net increase include: higher personnel costs, additional marketing programs and overhead expenses associated with the Asia Pacific region.

     Personnel-related costs increased approximately 65.7% in 1996 compared with 1995, as a result of the general building of the Company's infrastructure and increased expenditures to expand customer support capacity. The Company expects to continue to make the necessary expenditures and investments to manage the growth of the Company.

     Marketing expenses increased approximately 92.8% in 1996 compared to 1995. The increase results from marketing efforts directed at targeted family and major account markets, marketing efforts to support international expansion and, in the U.S., a nationwide consumer-oriented television advertising campaign.

     The Company began operations in the Asia Pacific region in the third quarter of 1995. Expenses have been incurred in these operations at a rate intended to generate and support higher levels of revenue. As a result, SG&A expenses have continued to be a greater percentage of revenues than in the Americas or European operations.

     Selling, general and administrative expenses in 1995 increased 69.4% to $366.8 million from $216.5 million in 1994. As a percentage of revenues, these expenses increased to 10.0% in 1995 from 8.0% in 1994. Overhead associated with the Company's Asia Pacific operations, higher personnel costs, expenses associated with the design and implementation of new management information systems, increased depreciation and rental expenses, and marketing expenses contributed to the increase.

     Operating Income. Due to the factors discussed above, operating income in 1996 increased by approximately 43.0% to $356.1 million from $249.0 million in 1995. As a percentage of revenues, operating income increased to 7.1% in 1996 from 6.8% in 1995. In 1995 operating income increased 76.6% from $141.0 million in 1994 and increased to 6.8% as a percentage of revenues from 5.2% in 1994.

     Other, net. Other, net includes other income net of expenses, such as interest income and expense, lease financing commissions, referral fees for on-line services, and foreign exchange transaction gains and losses. Other, net increased to $26.6 million in 1996 from $13.1 million in 1995. The principal cause of this increase was the generation of additional interest income as a result of the availability of additional cash and marketable securities in 1996 as compared to 1995, and the generation of commissions from referrals for on-line services.

     Other, net in 1995 increased to $13.1 million from $5.1 million in 1994 primarily due to additional interest income generated as a result of the availability of additional cash and marketable securities.

     Income Taxes. The Company's effective tax rate was 34.5% in 1996, 34.0% in 1995 and 34.3% in 1994. The changes in the effective tax rate were primarily due to shifts in the geographic distribution of the Company's earnings.

     Hedging Activities. The results of the Company's foreign operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The functional currency for most of the Company's foreign operations is the U.S. dollar. The functional currency for the remaining operations is the local currency in which the subsidiaries operate. Sales made in foreign currencies translate into higher or lower sales in U.S. dollars as the U.S. dollar strengthens or weakens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in U.S. dollars) and gross margins from foreign operations. The majority of the Company's component purchases are denominated in U.S. dollars. Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on results for the year ended December 31, 1996, or for the years ended December 31, 1995 and 1994.

     The Company enters into foreign currency forward exchange contracts in the normal course of business to selectively hedge its foreign currency exposures and limit the impact of foreign currency exposures and fluctuations on its financial results. The Company does not hold or issue financial instruments for trading purposes. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transactions. These transactions generally related to sales denominated in currencies other than the U.S. dollar or intercompany purchases of inventory. See Note 1 of the consolidated financial statements for further information regarding the Company's hedging activities.

Liquidity and Capital Resources

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from its operations. At December 31, 1996, the Company had cash and cash equivalents of $516.4 million, and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At December 31, 1996, no amounts were outstanding under the revolving line of credit. Approximately $4.4 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing or future credit facilities, will provide adequate flexibility for the Company's financial needs for the foreseeable future.

     The Company generated approximately $457.8 million of cash from operations during 1996, including $333.3 million of net income adjusted for non-cash items. Working capital management limited inventory and accounts receivable growth to $146.5 million, while increases in accounts payable, income taxes payable and other accrued liabilities generated an additional $295.6 million in cash. The increase in accounts payable and other liabilities has resulted from overall growth of the business and improved management of vendor payment terms. The Company used approximately $111.8 million in cash for investing activities, principally due to continued facility, equipment and information systems expenditures. The Company's financing activities provided approximately $5.5 million in cash during 1996, as proceeds from the issuance of term notes payable and the exercise of stock options were offset by principal payments on long-term obligations and notes payable.

     At December 31, 1996, the Company had long-term indebtedness of approximately $7.2 million inclusive of capital lease obligations to various parties. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. Borrowings, exclusive of capital lease obligations, bear fixed and variable rates of interest currently ranging from interest free (for certain incentive funds from the Industrial Development Authority of the City of Hampton, Virginia) to 8.87% and have varying maturities through the year 2001. The Company's capital lease obligations relate principally to its computer and telephone system equipment.

     The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

Accounting and Other Matters

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," effective for years ending after December 15, 1997, including interim periods. The impact of this new accounting requirement on the Company's financial statements is not expected to be material.

      Management has assessed the impact of the transition to the year 2000 on its software applications. Management does not believe that any material issues exist with internally developed software and has received confirmation from vendors of certain purchased software that current releases, or upgrades if installed, will eliminate any issues. Management plans to install current releases or upgrades prior to the end of 1998. Failure to implement such releases or upgrades, or the failure of software vendors to have eliminated the issues as represented, could materially and adversely affect the Company.

Factors That May Affect Future Results

      This Report includes forward-looking statements made in good faith based on current management expectations pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted.

     Factors that could cause future results to differ from these expectations include the following: growth in the personal computer industry; competitive factors and pricing pressures; component supply shortages; inventory risks due to shifts in market demand; the outcome of pending and future litigation; foreign currency fluctuations; and general domestic and international economic conditions. These factors are more fully described in Part I, Item 1, Business, and Item 3, Legal Proceedings, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 Contingencies and Commitments, each of which is incorporated herein by reference.

     In addition to other information contained in this Report, the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause future results to differ materially from those expressed in any forward looking statement made by, or on behalf of the Company:

     Management of rapid growth of the Company including problems with respect to the size of its work force and production facilities and the adequacy of its management information and other systems, purchasing and inventory controls, and the forecasting of component part needs. These problems can result in high backlog of product orders, delays in customer support response times and increased expense levels.

     Short product life cycles characterize the PC industry, resulting from rapid changes in technology and consumer preferences and declining product prices. The Company's in-house engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There can be no assurance that the Company will continue to have access to new technology or will be successful in incorporating such new technology in its products or features in a timely manner.

     Certain key management employees, particularly Ted Waitt, Chairman and Chief Executive Officer and a founder of the Company, have been instrumental in the success of the Company. The Company has not entered into an employment agreement with Ted Waitt. The loss of Ted Waitt's services could materially and adversely affect the Company.

     The Company is party to agreements with numerous state tax authorities pursuant to which it collects and remits applicable sales or use taxes in such states. The Company entered into these agreements in response to inquiries of taxing authorities in those states concerning whether the Company's alleged contacts required the collection of sales and use taxes from customers in those states. These agreements generally limit the liability of the Company for non-collection of sales taxes prior to such agreements' effective dates. These agreements do not address income taxes. Taxing authorities in other states have made similar inquiries concerning the Company's alleged contacts with those states and, in the future, could make specific assessments. The Company has not collected or remitted any sales or use taxes in such states for any prior periods, nor has it established significant reserves for the payment of such taxes. There can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Financial Statements:

          Report of Independent Accountants................................................. 18

          Consolidated Statements of Operations for the years
             ended December 31, 1994, 1995 and 1996......................................... 19

          Consolidated Balance Sheets at December 31, 1995 and 1996......................... 20

          Consolidated Statements of Cash Flows for the years
             ended December 31, 1994, 1995 and 1996......................................... 21

          Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1994, 1995 and 1996................................... 22

          Notes to Consolidated Financial Statements........................................ 23

      Financial Statement Schedule:

          Schedule II -- Valuation and Qualifying Accounts.................................. 36


Report of Independent Accountants


To the Stockholders and Board of Directors
Gateway 2000, Inc.

      We have audited the consolidated financial statements and financial statement schedule of Gateway 2000, Inc. as listed in the index on page 17 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway 2000, Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.



Omaha, Nebraska
January 30, 1997

                              Gateway 2000, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1994, 1995 and 1996
                   (in thousands, except per share amounts)


                                                 1994        1995        1996
                                                 ----        ----        ----
Net sales                                     $2,701,200  $3,676,328  $5,035,228

Cost of goods sold                             2,343,698   3,060,533   4,071,601
                                              ----------  ----------  ----------
  Gross profit                                   357,502     615,795     963,627

Selling, general and administrative              216,505     366,787     607,533
  expenses                                    ----------  ----------  ----------

  Operating income                               140,997     249,008     356,094

Other, net                                         5,106      13,085      26,622
                                              ----------  ----------  ----------
  Income before income taxes                     146,103     262,093     382,716

Provision for income taxes                        50,130      89,112     132,037
                                              ----------  ----------  ----------
  Net income                                  $   95,973  $  172,981  $  250,679
                                              ==========  ==========  ==========

Net income per share                          $     1.22  $     2.19  $     3.21
                                              ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                              Gateway 2000, Inc.
                          CONSOLIDATED BALANCE SHEETS
                          December 31,  1995 and 1996
               (in thousands, except share and per share amounts)

                                                                      1995           1996
                                                                   ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  166,397     $  516,360
  Marketable securities                                                 3,032             --
  Accounts receivable, net                                            405,283        449,723
  Inventory                                                           224,916        278,043
  Other                                                                66,561         74,216
                                                                   ----------     ----------
    Total current assets                                              866,189      1,318,342
Property, plant and equipment, net                                    170,263        242,365
Software costs, net                                                    58,477         77,073
Other assets                                                           29,082         35,631
                                                                   ----------     ----------
                                                                   $1,124,011     $1,673,411
                                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term obligations    $   13,564     $   15,041
  Accounts payable                                                    235,064        411,788
  Accrued liabilities                                                 108,976        190,762
  Accrued royalties payable                                           123,385        125,270
  Customer prepayments                                                 16,397         16,574
  Income taxes payable                                                 27,905         40,334
                                                                   ----------     ----------
    Total current liabilities                                         525,291        799,769
Long-term obligations, net of current maturities                       10,805          7,244
Warranty and other liabilities                                         32,396         50,857
                                                                   ----------     ----------
    Total liabilities                                                 568,492        857,870
Contingencies and Commitments (Notes 4 and 5)
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized;
   none issued and outstanding                                             --             --
  Class A Common Stock, nonvoting, $.01 par value,
   1,000,000 shares authorized; none issued and outstanding                --             --
  Common Stock, $.01 par value, 220,000,000 shares authorized;
   74,552,864 shares and 76,755,984 shares issued and
   outstanding, respectively                                              746            768
  Additional paid-in capital                                          280,447        289,512
  Cumulative translation adjustment                                       324            549
  Unrealized loss on marketable securities                                (31)            --
  Retained earnings                                                   274,033        524,712
                                                                   ----------     ----------
    Total stockholders' equity                                        555,519        815,541
                                                                   ----------     ----------
                                                                   $1,124,011     $1,673,411
                                                                   ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                              Gateway 2000, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1994, 1995 and 1996
                                (in thousands)

                                                                    1994        1995        1996
                                                                  ---------   ---------   ---------
Cash flows from operating activities:
  Net income                                                      $  95,973   $ 172,981   $ 250,679
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                    18,034      38,086      61,763
    Provision for uncollectible accounts receivable                  11,719       7,779      20,832
    Deferred income taxes                                            (1,070)    (23,778)    (13,395)
    Other, net                                                        1,507         520       1,986
    Changes in operating assets and liabilities:
      Accounts receivable                                           (94,422)   (157,958)    (66,052)
      Inventory                                                      44,103    (121,488)    (80,486)
      Other current assets                                           (8,313)    (10,847)    (13,311)
      Accounts payable                                               56,971      51,765     176,724
      Accrued liabilities                                            32,800      20,690      51,390
      Accrued royalties                                              34,137      37,567       1,885
      Customer prepayments                                            1,702      (7,252)        177
      Income taxes payable                                           (2,600)     50,516      42,880
      Other liabilities                                              11,549      12,890      22,699
                                                                  ---------   ---------   ---------
        Net cash provided by operating activities                   202,090      71,471     457,771
                                                                  ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures                                              (29,023)    (77,531)    (85,962)
  Software costs                                                    (26,596)    (39,040)    (31,559)
  Purchases of available-for-sale securities                       (172,325)    (10,679)         --
  Purchases of held-to-maturity securities                           (7,999)     (1,685)         --
  Proceeds from sale of available-for-sale securities               163,960      33,023       3,030
  Proceeds from maturities of held-to-maturity securities             2,999       5,000          --
  Acquisitions, net of cash acquired                                     --      (3,620)         --
  Other, net                                                             --     (13,152)      2,667
                                                                  ---------   ---------   ---------
        Net cash used in investing activities                       (68,984)   (107,684)   (111,824)
                                                                  ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                                --       5,000      10,000
  Principal payments on long-term obligations and notes payable      (4,648)    (24,600)    (14,047)
  Distributions to stockholders                                     (28,437)         --          --
  Stock options exercised                                                47       8,107       9,520
                                                                  ---------   ---------   ---------
 Net cash provided by (used in) financing activities                (33,038)    (11,493)      5,473
                                                                  ---------   ---------   ---------
Foreign exchange effect on cash and cash equivalents                     --          82      (1,457)
                                                                  ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                100,068     (47,624)    349,963
Cash and cash equivalents, beginning of year                        113,953     214,021     166,397
                                                                  ---------   ---------   ---------
Cash and cash equivalents, end of year                            $ 214,021   $ 166,397   $ 516,360
                                                                  =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                              Gateway 2000, Inc.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1994, 1995 and 1996
                     (in thousands, except share amounts)

                                                                                        Unrealized
                                                           Additional    Cumulative     Gain (Loss)                    Total
                                                  Common    Paid-in      Translation   on Marketable    Retained     Stockholders'
                                                   Stock    Capital      Adjustment     Securities      Earnings        Equity
                                                  --------------------------------------------------------------------------------
Balances, December 31, 1993                       $  724   $  274,352    $        --   $          --    $  5,216     $     280,292

  Distributions to stockholders                       --           --             --              --        (137)             (137)

  Issuance of 19,929 shares of Common Stock
    under employee benefit plans                      --           47             --              --          --                47

  Unrealized loss on marketable securities,
    net of $76 tax benefit                            --           --             --            (141)         --              (141)

  Net income                                          --           --             --              --      95,973            95,973
                                                  ------   ----------    -----------   -------------    --------     -------------
Balances, December 31, 1994                          724      274,400             --            (141)    101,052           376,035

  Issuance of 3,269,008 shares of Common Stock
    under employee benefit plans                      33        8,074             --              --          --             8,107

  Tax benefit realized on exercise of
    Common Stock options                              --       23,030             --              --          --            23,030

  Retirement of 1,113,348 shares of Common Stock     (11)     (25,057)            --              --          --           (25,068)

  Net income                                          --           --             --              --     172,981           172,981

  Change in unrealized gain (loss) on marketable
   securities, net of $17 tax expense                 --           --             --             110          --               110

  Foreign currency translation adjustments            --           --            324              --          --               324
                                                  ------   ----------    -----------   -------------    --------     -------------
Balances, December 31, 1995                          746      280,447            324             (31)    274,033           555,519

  Issuance of 3,272,729 shares of Common Stock
    under employee benefit plans                      33        9,487             --              --          --             9,520

  Tax benefit realized on exercise of Common
    Stock options                                     --       30,451             --              --          --            30,451

  Retirement of 1,069,609 shares of Common Stock     (11)     (30,873)            --              --          --           (30,884)

  Net income                                          --           --             --              --     250,679           250,679

  Change in unrealized gain (loss) on marketable
    securities, net of $17 tax expense                --           --             --              31          --                31

  Foreign currency translation adjustments            --           --            225              --          --               225
                                                  ------   ----------    -----------   -------------    --------     -------------
Balances, December 31, 1996                       $  768   $  289,512    $       549   $          --    $524,712     $     815,541
                                                  ======   ==========    ===========   =============    ========     =============

The accompanying notes are an integral part of the consolidated financial statements.

                              GATEWAY 2000, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

          Gateway 2000, Inc. (the "Company") is a direct marketer of personal computers ("PCs") and PC-related products. The Company develops, manufactures, markets and supports a broad line of desktop and portable PCs and PC-related products used by individuals, families, businesses, government agencies and educational institutions.

          The significant accounting policies used in the preparation of the consolidated financial statements of Gateway 2000, Inc. are as follows:

     (a)  Principles of Consolidation:

          The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     (b)  Cash and Cash Equivalents:

          The Company considers all highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

     (c)  Marketable Securities:

          The carrying amounts of the marketable securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are determined using quoted market prices. For available-for-sale securities, net unrealized holding gains and losses are reported as a separate component of stockholders' equity, net of tax. Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.

     (d)  Inventory:

          Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. On a quarterly basis, the Company compares on a part by part basis, the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required.

     (e)  Property, Plant and Equipment:

          Property, plant and equipment are stated at cost. Depreciation is provided using straight-line and accelerated methods over the assets' estimated useful lives. Amortization of leasehold improvements is computed using the shorter of the lease term or the estimated useful life of the underlying asset. Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income.

     (f)  Software Costs:

          The Company capitalizes costs of purchased software and, once technological feasibility has been established, costs incurred in developing software for internal use. Amortization of software costs begins when the product is placed in service and is computed on a product-by-product basis over the estimated useful life of the product, generally from three to five years.

     (g)  Royalties:

            The Company has royalty-bearing license agreements that allow the Company to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the anticipated period of benefit when the license terms are not specifically related to the units shipped.

     (h)  Customer Prepayments:

          The Company records a liability for customer payments received prior to a product being shipped.

     (i)  Distributions:

          Distributions to stockholders in 1994 represent the remaining estimated tax payments due for the period the Company was an S Corporation for federal income tax purposes.

     (j)  Revenue Recognition:

          Sales are recorded when products are shipped. A provision for estimated sales returns is recorded in the period in which related sales are recognized.

     (k)  Net Income Per Share:

          Net income per share has been computed using the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents considered outstanding relate to stock options and have been calculated using the treasury stock method for all periods presented.

          Weighted average common shares and share equivalents for the years ended December 31, 1994, 1995 and 1996, were 78,656,334, 78,993,981 and
78,116,498 respectively.

     (l)  Foreign Currency:

          The Company uses the U.S. dollar as its functional currency, except for its operations in Australia and Japan. The assets and liabilities of the Company's Australian and Japanese subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included as a component of stockholders' equity. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Other, net".

          In the normal course of business, the Company enters into foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These transactions include international sales by U.S. dollar functional currency entities and intercompany shipments to certain international subsidiaries. The principal currencies hedged are the German mark, the British pound, the French franc and the Japanese yen over periods ranging from one to six months. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transaction. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented. Forward contracts designated to hedge foreign currency transaction exposure of $135,685,000 and $132,930,000 were outstanding at December 31, 1995, and
December 31, 1996, respectively. The estimated fair value of these forward contracts at December 31, 1995 and 1996, was $134,690,000 and $137,726,000,
respectively based on quoted market prices.

          The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and does not anticipate nonperformance by any of these counterparties.

     (m)  Foreign Grant Income:

          In connection with establishing operations in Ireland during 1993, the Company entered into a grant agreement with the Industrial Development Authority of the Irish government. The agreement provides employment grants, capital grants and training grants; all subject to certain conditions including maintaining minimum equity commitments from the Company and maintaining certain employment levels. The Company initially deferred all capital grant funds and recognizes grant income as a reduction of the related depreciation expense over the estimated useful lives of the related assets which range from five to forty years. The Company recognizes employment and training grant income as a reduction in related expenses as conditions of the grant are met and the related funds are claimed.

     (n)  Goodwill and Other Intangible Assets:

          The cost of intangible assets is amortized on a straight-line basis over the estimated periods benefited, but not exceeding five years. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

     (o)  Warranty Programs:

          The Company provides currently for the estimated costs that may be incurred under its warranty programs.

     (p)  Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (q)  Reclassifications:

          Certain reclassifications have been made to prior years' financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

2.   Marketable Securities:

          Marketable securities available-for-sale at December 31, 1995 consisted of state and political subdivision debt securities, with a market value of $3,032,000 and an amortized cost of $3,080,000. Gross unrealized losses at December 31, 1995 were $48,000.

          The Company realized gross gains of $29,000, $385,000 and $7,000 and gross losses of $1,598,000, $201,000 and $57,000 on the sale of marketable securities in 1994, 1995 and 1996, respectively.

3.   Financing Arrangements:

     (a)  Credit Agreement:

          On December 27, 1995, the Company entered into an unsecured bank credit agreement (the "Agreement"), totaling $225 million with a group of banks. The Agreement consists of (1) a revolving line of credit facility for committed loans and bid loans; and (2) a sub-facility for letters of credit. Borrowings under the agreement bear interest at the banks' base rate or, at the Company's option, borrowing rates based on a fixed spread over the London Interbank Offered Rate (LIBOR). The Agreement requires the Company to maintain a minimum tangible net worth and maximum debt leverage ratio, as well as minimum fixed charge coverage and liquidity ratios. The Company continues to be in compliance with all of the covenants associated with the Agreement. There were no borrowings outstanding at the end of 1995 and 1996.

          At December 31, 1995 and 1996, approximately $2,500,000 and $4,360,000, respectively, was committed to support outstanding standby letters of credit.

     (b)  Long-term Obligations:

          The carrying amount of the Company's long-term obligations approximates the fair value, which is estimated based on current rates offered to the Company for obligations of the same remaining maturities. Long-term obligations include notes and obligations under capital leases and consist of the following:


                                                              December 31,

                                                            1995        1996
                                                           -------    --------
                                                              (in thousands)


Notes payable through 2001 with interest rates ranging
from zero to 8.87%......................................   $16,792    $ 19,312

Obligations under capital leases, payable in monthly
installments at fixed rates ranging from 0.95% to
14.56% through 1999 (Note 4).............................    7,577       2,973
                                                           -------    --------
                                                            24,369      22,285

Less current maturities..................................   13,564      15,041
                                                           -------    --------
                                                           $10,805    $  7,244
                                                           =======    ========

     The above long-term obligations, excluding obligations under capital leases, have the following maturities as of December 31, 1996:


                             (in thousands)

                      1997                   $   13,192
                      1998                        3,355
                      1999                          765
                      2000                           --
                      2001                        2,000
                                             ----------
                                             $   19,312
                                             ----------


4.  Lease Commitments:

     The Company leases certain of its furniture and fixtures and office equipment under capital leases. The carrying value of these assets was $3,577,000 as of December 31, 1996, after reflecting accumulated amortization of $7,224,000.

     The Company leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2001. Rent expense was approximately $2,395,000, $6,214,000, and $11,873,000 for 1994, 1995
and 1996, respectively.

     Future minimum lease payments under terms of these leases as of December 31, 1996 are as follows:

                                                Capital           Operating
                                                Leases              Leases
                                              ----------          ----------
                                            (in thousands)      (in thousands)
       1997                                    $   1,872           $   5,269
       1998                                          870               3,658
       1999                                          285               2,484
       2000                                           --                 992
       2001                                           --                 378
                                              ----------          ----------
       Total minimum lease payments                3,027           $  12,781
                                                                  ==========
       Less amount representing interest              54
                                              ----------
       Present value of net minimum
       lease payments                          $   2,973
                                              ==========

5.   Contingencies and Commitments:

     The Company is a party to various lawsuits and administrative proceedings arising in the ordinary course of its business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially adversely affect the Company's business, financial position, results of operations or cash flows.

     The Company is party to agreements with numerous state tax authorities pursuant to which it collects and remits applicable sales or use taxes in such states. The Company entered into these agreements in response to inquiries of taxing authorities in those states concerning whether the Company's alleged contacts required the collection of sales and use taxes from customers in those states. These agreements generally limit the liability of the Company for non-collection of sales taxes prior to such agreements' effective dates. These agreements do not address income taxes. Taxing authorities in other states have made similar inquiries concerning the Company's alleged contacts with those states and, in the future, could make specific assessments. The Company has not collected or remitted any sales or use taxes in such states for any prior periods, nor has it established significant reserves for the payment of such taxes. There can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

          The Company currently pays state income taxes in the few states where it has a physical presence. The Company has not paid income taxes in any other state, nor has it established significant reserves for the payment of such taxes. Management believes that the amount of any income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

          The Company has entered into licensing and royalty agreements which allow it to use certain hardware and software intellectual properties in its products. Minimum royalty payments due under these agreements for the period 1997 through 2002 total approximately $479,646,000. Total royalty expense is expected to be greater than this minimum amount for these periods.

6.   Income Taxes:

          The components of the provisions for income taxes are as follows:

                                         For the year ended December 31,

                                      1994              1995            1996
                                   -----------     -----------     -----------
                                                  (in thousands)
          Current:
             United States         $   50,920       $ 109,296      $  140,451
             Foreign                      280           3,594           4,981
          Deferred:
             United States             (1,070)        (19,823)         (1,727)
             Foreign                       --          (3,955)        (11,668)
                                   ----------       ---------      ----------
                                   $   50,130       $  89,112      $  132,037
                                   ==========       =========      ==========

          Income before income taxes included approximately $2.5 million, $9.3 million and $2.4 million related to foreign operations for the years ended December 31, 1994, 1995 and 1996, respectively.

          The provision for income taxes approximates the amount computed by applying the federal statutory income tax rate to income before income taxes.


     Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts:

                                               December 31,
                                           -------------------
                                              1995       1996
                                           --------   --------
                                              (in thousands)
U.S. deferred tax assets:
  Inventory                                $  6,278   $  8,768
  Accounts receivable                         3,150      4,955
  Accrued liabilities                        20,919     21,035
  Other liabilities                           8,663     16,101
  Property, plant & equipment                   185        539
  Other                                         497      1,125
                                           --------   --------
     Total U.S.                              39,692     52,523

Foreign deferred tax assets:
  Operating loss carryforward                 2,739     12,619
  Other liabilities                             682        682
  Other                                         534      2,322
                                           --------   --------
     Total foreign                            3,955     15,623
                                           --------   --------
Total deferred tax assets                    43,647     68,146
                                           --------   --------
U.S. deferred tax liabilities:
  Software costs                              9,483     20,126
  Other                                          --        268
                                           --------   --------
Total deferred tax liabilities                9,483     20,394
                                           --------   --------
Net deferred tax assets                    $ 34,164   $ 47,752
                                           ========   ========

     The Company has foreign net operating loss carryforwards of $24,831,000 which expire in 2006 and 2007.

7.   Stock Option Plans:

     In 1991, the Company entered into stock option agreements with certain officers providing for the purchase of 6,612,060 shares of the Company's Common Stock.

     In December 1991, the Company and its stockholders adopted the Gateway 2000, Inc. 1992 Stock Option Plan ("the 1992 Option Plan") for the benefit of its officers and other managers. Under the 1992 Option Plan, options to purchase 552,552 shares of the Company's Class A Common Stock were granted. Shares of Class A Common Stock may be converted into an equal number of shares of Common Stock at any time after December 18, 1994. Options were first granted under the Plan in 1992 and generally vest over a four-year period, retroactive to an option holder's initial date of employment. These options expire, if not exercised, ten years from the date of grant.

     In 1993, the Company and its stockholders adopted the Gateway 2000, Inc. 1993 Stock Option Plan (the "1993 Option Plan") which replaced the 1992 Option Plan. Under the 1993 Option Plan, options to purchase up to 1,937,208 shares of the Company's Common Stock or Class A Common Stock may be granted. Under the 1993 Option Plan, after December 14, 1993, only options for the purchase of Common Stock may be granted. These options generally vest over a four-year period beginning on either the grant date or the option holder's initial date of employment. These options expire, if not exercised, ten years from the date of grant.

     In 1993, the Company and its stockholders also adopted the Gateway 2000, Inc. 1993 Non-

Employee Directors Stock Option Plan (the "Director Option Plan"). The Director Option Plan authorized the issuance of up to 20,000 shares of Common Stock to non-employee directors. Options granted under this plan vest one year from the grant date and expire, if not exercised, ten years from the date of grant.

          In 1996, the Company and its stockholders adopted the Gateway 2000, Inc. 1996 Long-Term Incentive Equity Plan (the "1996 Employee Plan"). Under the 1996 Employee Plan, participants may receive stock options, stock appreciation rights or stock awards as determined by the Compensation Committee of the Board of Directors. The aggregate number of shares of Common Stock which may be issued or transferred to participants under the 1996 Employee Plan is 6,400,000. Stock options granted under this plan vest over a four-year period beginning on the grant date and expire, if not exercised, ten years from the date of grant.

          In addition, in 1996, the Company and its stockholders adopted the Gateway 2000, Inc. 1996 Non-Employee Directors Stock Option Plan (the "1996 Director Plan") which replaced the Director Option Plan. The 1996 Director Plan authorizes the issuance of up to 300,000 shares of Common Stock to non-employee directors. Options granted generally vest over a three-year time period beginning on the grant date and expire, if not exercised, ten years from the date of grant.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                          1995           1996
                                      ------------ -------------
                                      (in thousands, except per
                                           share amounts)
Net income - as reported              $  172,981      $  250,679
Net income - pro forma                $  171,149      $  241,729

Net income per share - as reported    $     2.19      $     3.21
Net income per share - pro forma      $     2.17      $     3.09

          The pro forma effect on net income for 1995 and 1996 is not fully representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1995.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 1995 and 1996: dividend yield of zero percent; expected volatility of 60 percent; risk-free interest rates ranging from 5.2 to 7.2 percent; and expected lives of the options of three and one-half years from the date of vesting.

     All options have exercise prices equal to the fair market value of the related stock on the date of grant. A summary of the status of the Company's stock option plans is presented below:


                                                   Year Ended December 31, 1994
                                                   ----------------------------
                                                        Weighted-     Class A   Weighted-
                                              Common     Average      Common     Average
                                              Stock       Price        Stock       Price
                                            ---------   ---------     -------    ---------
     Outstanding, beginning of period       6,613,560      $ 2.38     673,764        $4.22
       Granted                                211,500       13.64          --           --
       Exercised and converted                     --          --     (12,644)        3.73
       Forfeited                                   --          --     (36,855)        4.96
                                            ---------       -----     -------        -----
     Outstanding, end of period             6,825,060      $ 2.73     624,265        $4.19
                                            =========       =====     =======        =====
     Options available for grant, end of
       period                               1,639,376                      --
                                            =========                 =======
     Options exercisable, end of period     6,613,560      $ 2.38     479,029        $3.89
                                            =========       =====     =======        =====


                                                   Year Ended December 31, 1995
                                                   ----------------------------
                                                        Weighted-     Class A    Weighted-
                                              Common     Average      Common      Average
                                              Stock       Price        Stock       Price
                                            ---------   ---------    --------    ---------
     Outstanding, beginning of period       6,825,060      $ 2.73     624,265        $4.19
       Granted                                692,000       24.28          --           --
       Exercised and converted             (3,126,500)       2.41    (143,508)        3.94
       Forfeited                              (21,250)      13.63          --           --
                                           ----------      ------    --------        -----
     Outstanding, end of period             4,369,310      $ 6.32     480,757        $4.27
                                           ==========      ======    ========        =====
     Options available for grant, end of
     period                                   968,626                      --
                                           ==========                ========
     Options exercisable, end of period     3,559,560      $ 2.59     405,136        $4.02
                                           ==========      ======    ========        =====
     Weighted-average fair value of
       options granted during the year         $14.90               $      --
                                           ==========                ========

                                                   Year Ended December 31, 1996
                                                   ----------------------------
                                                        Weighted-     Class A    Weighted-
                                              Common     Average      Common      Average
                                              Stock       Price        Stock       Price
                                            ---------   ---------    --------    ---------
      Outstanding, beginning of period      4,369,310      $ 6.32     480,757        $4.27
       Granted                              1,630,100       31.50          --           --
       Exercised and converted             (3,152,435)       2.86    (120,294)        4.26
       Forfeited                             (127,175)      28.29      (4,095)        6.49
                                            ---------      ------    --------        -----
     Outstanding, end of period             2,719,800      $24.40     356,368        $4.24
                                            =========      ======    ========        =====
     Options available for grant, end of
      period                                6,154,296                      --
                                            =========                ========
     Options exercisable, end of period       641,250      $ 8.56     336,166        $4.11
                                            =========      ======    ========        =====

     Weighted-average fair value of
       options granted during the year     $    19.30                $     --
                                           ==========                ========



     The following table summarizes information about the Company's Common
Stock options outstanding at December 31, 1996:



                          Options Outstanding                              Options Exercisable

                                        Weighted-
                                         Average
                          Number        Remaining       Weighted-         Number         Weighted-
Range of Exercise     Outstanding at   Contractual       Average       Exercisable at     Average
     Prices             12/31/96          Life            Price          12/31/96          Price
--------------------------------------------------------------------------------------------------
$  2.38 -  2.38         420,000         4.41 years      $   2.38          420,000        $   2.38

  13.63 - 19.00         339,000         7.93 years         16.47          125,000            15.62

  23.88 - 26.88       1,295,700         9.01 years         26.30           86,250            25.58

  31.31 - 39.38         665,100         9.50 years         38.66           10,000            33.00

     The following table summarizes information about the Company's Class A Common Stock options outstanding at December 31, 1996:

                          Options Outstanding                              Options Exercisable

                                        Weighted-
                                         Average
                         Number         Remaining       Weighted-         Number         Weighted-
Range of Exercise     Outstanding at   Contractual       Average       Exercisable at     Average
     Prices             12/31/96          Life            Price          12/31/96          Price
--------------------------------------------------------------------------------------------------
$  3.73 -  6.49         356,368         6.12 years      $   4.24           336,166       $   4.11

8.  Retirement Savings ["401(k)"] Plan:

     The Company has a 401(k) defined contribution plan which covers employees who have attained 21 years of age and have been employed by the Company for at least six months. Participants may contribute up to 20% of their compensation in any plan year and receive a 25% matching employer contribution of up to 1% of their annual compensation. The Company contributed $362,000, $640,000 and $871,000 to the Plan during 1994, 1995 and 1996 respectively.

9.  Selected Balance Sheet Information:

                                                                December 31,
                                                                ------------
                                                               1995       1996
                                                               ----       ----
                                                               (in thousands)
Accounts receivable, net:

  Accounts receivable                                        $416,837   $468,691
  Allowance for uncollectible accounts                        (11,554)   (18,968)
                                                             --------   --------
                                                             $405,283   $449,723
                                                             ========   ========

Inventory:

  Components and subassemblies                               $221,601   $269,959
  Finished goods                                                3,315      8,084
                                                             --------   --------
                                                             $224,916   $278,043
                                                             ========   ========

Property, plant and equipment, net:

  Land                                                       $ 12,657   $ 14,888
  Leasehold improvements                                        2,064      5,096
  Buildings, including construction in progress                76,643    131,180
  Office and production equipment                             102,965    144,477
  Furniture and fixtures                                       21,643     25,084
  Vehicles                                                      2,996      3,754
                                                             --------   --------
                                                              218,968    324,479
  Accumulated depreciation and amortization                   (48,705)   (82,114)
                                                             --------   --------
                                                             $170,263   $242,365
                                                             ========   ========

Software costs, net:

  Purchased software                                         $ 27,953   $ 33,102
  Internally developed software                                44,437     71,475
                                                             --------   --------
                                                               72,390    104,577
  Accumulated amortization                                    (13,914)   (27,504)
                                                             --------   --------
                                                             $ 58,477   $ 77,073
                                                             ========   ========

     Amortization expense of $2,757,000, $7,674,000 and $13,591,000 relating to these costs was included in operations for the years ended December 31, 1994, 1995 and 1996, respectively.

10.  Supplemental Statements of Cash Flows Information:

                                                                  Year ended December 31,
                                                                --------------------------
                                                                1994        1995      1996
                                                                ----        ----      ----
                                                                       (in thousands)
Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                       $ 1,139    $ 2,119    $    665

  Cash paid during the year for income taxes                   $53,800    $61,322    $101,774

Supplemental schedule of noncash investing and financing activities:

  Capital lease obligation incurred when the Company entered
    into leases for new equipment                              $ 1,955    $11,071    $  3,126

  Transfers of inventory to property, plant and equipment      $13,197    $18,286    $ 26,225

  Liabilities assumed in acquisitions                          $    --    $ 9,000    $     --

11.  Geographic Data:

     The Company operates in one principal business segment across geographically diverse markets.

     Transfers between geographic areas are recorded using internal transfer prices set by the Company. The Americas operating income is net of corporate expenses. 1994 and 1995 geographic data have been restated to separately reflect the Europe geographic area.

     Export sales from the Americas to unaffiliated customers are not material for any period presented.


                                                  Americas        Europe        Asia Pacific         Eliminations       Consolidated
                                                  --------        ------        ------------         ------------       ------------
                                                                                (in thousands)
1996:
  Net sales to unaffiliated
    customers                                    $ 4,246,047     $  552,671     $  236,510           $     --           $ 5,035,228
  Transfers between
    geographic areas                                  30,208         23,538          4,087            (57,833)                   --
  Operating profit                                   347,348         19,930         (9,946)            (1,238)              356,094
  Identifiable assets                              1,349,781        178,988        144,642                 --             1,673,411


1995:
  Net sales to unaffiliated
    customers                                    $ 3,210,658     $  428,107     $   37,563           $     --           $ 3,676,328
  Transfers between
    geographic areas                                     250         40,062             --            (40,312)                   --
  Operating profit                                   235,259         27,195        (13,019)              (427)              249,008
  Identifiable assets                                967,682        124,796         31,533                 --             1,124,011

1994:
  Net sales to unaffiliated
    customers                                    $ 2,510,210     $  190,990     $      --            $     --          $  2,701,200
  Transfers between
    geographic areas                                      --             --            --                  --                    --
  Operating profit                                   136,150          4,847            --                  --               140,997
  Identifiable assets                                688,144         82,436            --                  --               770,580

12.  Selected Quarterly Financial Data (Unaudited):

      The following tables contain selected unaudited consolidated quarterly financial data for the Company:

                                                   1st             2nd             3rd             4th
                                               Quarter         Quarter         Quarter         Quarter
                                         -------------   -------------   -------------   -------------
                                                   (in thousands, except per share amounts)
1996:

  Net sales                              $  1,142,202    $ 1,137,262     $ 1,202,933     $  1,552,831

  Gross profit                                218,665        210,915         230,922          303,125

  Operating income                             70,502         70,801          87,757          127,034

  Net income                                   50,487         51,352          60,696           88,144

  Net income per share                   $       0.65    $      0.66     $      0.78     $       1.12

  Weighted average shares outstanding          77,866         77,961          78,138           78,560


  Stock sales price per share:

      High                               $      32.25    $     41.50     $     50.13     $      66.25

      Low                                $      18.00    $     27.25     $     27.75     $      44.63


1995:

  Net sales                              $    776,029    $   766,392      $  888,674     $  1,245,233

  Gross profit                                123,328        122,100         145,857          224,510

  Operating income                             52,194         47,151          61,061           88,602

  Net income                                   38,453         34,777          40,926           58,825

  Net income per share                   $       0.49    $      0.44      $     0.52     $       0.74

  Weighted average shares outstanding          78,832         78,782          79,165           79,132

  Stock sales price per share:

      High                               $      25.25    $     25.00      $    32.75     $      37.50

      Low                                $      17.13    $     16.00      $    21.88     $      20.63


                              Gateway 2000, Inc.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1994, 1995 and 1996

                                (in thousands)



                                              Balance at  Additions   Deductions   Balance at
                                              Beginning   Charged to     from        End of
                                              of Period     Expense    Allowance     Period
                                             -----------  ----------- -----------  ----------

Year ended December 31, 1994:

  Allowance for uncollectible accounts
  (deducted from accounts receivable)          $  7,350    $ 11,719      $  5,169   $ 13,900
                                               ========    ========      ========   ========
Year ended December 31, 1995:
  Allowance for uncollectible accounts
  (deducted from accounts receivable)          $ 13,900    $  7,779      $ 10,125   $ 11,554
                                               ========    ========      ========   ========
Year ended December 31, 1996:
  Allowance for uncollectible accounts
  (deducted from accounts receivable)          $ 11,554    $ 21,612      $ 14,198   $ 18,968
                                               ========    ========      ========   ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

PART III OF THIS REPORT IS INCORPORATED BY REFERENCE TO THE COMPANY'S
DEFINITIVE PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE COMMISSION WITHIN 120 DAYS OF THE END OF FISCAL YEAR 1996.


                                    PART IV

Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K

          (a)  The following documents are filed as a part of this Report:

                 (1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 17 of this Report.

                 (2)  Exhibits.



Exhibit
   No.                      Description of Exhibits
-------                     -----------------------

  3.1 Amended and Restated Certificate of Incorporation of Gateway 2000, Inc. [Filed as Exhibit No. 3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 3-70618) and incorporated herein by reference.]

  3.2    Amended and Restated Bylaws of Gateway 2000, Inc. [Filed as Exhibit No.
         3.2 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.]

  10.1 Tax Indemnification Agreement dated as of December 6, 1993 between Gateway 2000, Inc., Theodore W. Waitt and the Norman W. Waitt, Jr. S Corp. Trust. [Filed as Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.]*

  10.2 Indemnification Agreement dated as of December 6, 1993 between Gateway 2000, Inc. and Theodore W. Waitt. [Filed as Exhibit No. 10.2 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.]*

  10.3 Gateway 2000, Inc. 1992 Stock Option Plan. [Filed as Exhibit No. 10.4 to the Company's Registration Statement on Form S-1 (No. 33-70618) (the "Form S-1") and incorporated herein by reference.]*

  10.4 Gateway 2000, Inc. 1993 Stock Option Plan for Executives and Key Employees. [Filed as Exhibit No. 10.6 to the Form S-1 and incorporated herein by reference.]*

  10.5 Gateway 2000, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter. [Filed as Exhibit No. 10.8 to the Form S-1 and incorporated herein by reference.]*

  10.6 Gateway 2000, Inc. 1993 Employee Stock Purchase Equity Plan. [Filed as Exhibit No. 10.9 to the Form S-1 and incorporated herein by reference.]*

  10.7 Gateway 2000, Inc. Long-Term Incentive Plan. [Filed as Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated herein by reference.]*

  10.8 Gateway 2000, Inc. 1996 Non-Employee Directors Stock Option Plan. [Filed as Exhibit No. 4.3 to

Exhibit
  No.                       Description of Exhibits
-------                     -----------------------

          the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated herein by reference.]*

  10.9    Gateway 2000, Inc. Management Incentive Plan, filed herewith.*

  10.10   Gateway 2000, Inc. Deferred Compensation Plan, filed herewith.*

  10.11   Gateway 2000, Inc. Retirement Savings Plan. [Filed as Exhibit No.
          10.16 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.]*

  10.12 Credit Agreement dated as of December 27, 1995 between Gateway 2000, Inc., Norwest Bank Iowa, National Association, as Administrative Agent, and certain financial institutions named therein. [Filed as Exhibit No. 4.2 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.]

  21.1    List of subsidiaries of the Company, filed herewith.

  23.1    Consent of Coopers & Lybrand L.L.P., filed herewith.

  24.1    Powers of attorney, filed herewith.

  27.1    Financial Data Schedule, filed herewith.



*Indicates a management contract or compensatory plan.

          The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

This report contains the following trademarks of the Company, many of which are registered: AnyKey, "BLACK AND WHITE SPOT" Design, CrystalScan, Destination, Family PC, GATEWAY 2000, Gateway Gold, "G" Design, TelePath, Gateway Solo, Vivitron and You've Got a Friend in the Business. The following trademarks of other companies also appear in this Report: Intel, IBM, Microsoft and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Sioux City and State of South Dakota, on March 28, 1997.

                               GATEWAY 2000, INC.

                               By: /s/ Theodore W. Waitt
                                   --------------------------------------------
                               Theodore W. Waitt
                               Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated below:


 Date          Signature                               Title
-------        ---------                               -----

3/28/97   /s/ Theodore W. Waitt       Chairman of the Board, Chief Executive
-------   ---------------------------  Officer (Principal Executive Officer) and
          Theodore W. Waitt            Director


3/28/97   /s/ Richard D. Snyder       President, Chief Operating Officer and
-------   ---------------------------  Director
          Richard D. Snyder


3/28/97   /s/ David J. McKittrick     Senior Vice President, Chief Financial
-------   ---------------------------  Officer and Treasurer (Principal
          David J. McKittrick          Financial Officer and Principal
                                       Accounting Officer)

3/28/97   /s/ Charles G. Carey        Director
-------   ---------------------------
          Charles G. Carey


3/28/97   /s/ James W. Cravens        Director
-------   ---------------------------
          James W. Cravens


3/28/97   /s/ George H. Krauss        Director
-------   ---------------------------
          George H. Krauss


3/28/97   /s/ Douglas L. Lacey        Director
-------   ---------------------------
          Douglas L. Lacey


3/28/97   /s/ James F. McCann         Director
-------   ---------------------------
          James F. McCann

                              GATEWAY 2000, INC.
                                   EXHIBITS
                                      TO
                                   FORM 10-K
                                      FOR
                    the fiscal year ended December 31, 1996