Form 10-Q/A
period 1996-06-30
GATEWAY 2000 INC
filed 1997-03-31
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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


EXPLANATORY NOTE:


On August 7, 1996, Gateway 2000 Inc. (the Company), pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, filed an Application for Confidential Treatment of specific portions of certain documents filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996. In response to comments received from the staff of the Securities and Exchange Commission, the Company revised its request for confidential treatment. A revised redacted form of Exhibit 10.1 is filed with this Form 10-Q/A. The documents previously filed as Exhibits 10.2 and 10.3 have been omitted from the Form 10-Q, as amended by this Form 10-Q/A, and the subsequent Exhibits have been renumbered accordingly.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS:


    EXHIBIT
      NO.                     DESCRIPTION OF EXHIBITS
    -------                   -----------------------


      10.1 Amendment No. 2 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.] Prior Amendment No. 1 to the underlying agreement and the underlying agreement are filed together as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995.


      10.2  Gateway 2000, Inc. 1996 Long-Term Incentive Equity Plan. [Filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      10.3 Form of Agreement with respect to the 1996 Long-Term Incentive Equity Plan. [Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      10.4 Gateway 2000, Inc. 1996 Non-Employee Directors Stock Option Plan. [Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      10.5 Form of Agreement with respect to the 1996 Non-Employee Directors Stock Option Plan. [Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-08837) and incorporated by reference herein.]

      27.1  Financial Data Schedule

            (b)    REPORTS ON FORM 8-K:

                   None.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GATEWAY 2000, INC.



Date: March 31, 1997                     By: /s/ David J. McKittrick
                                         David J. McKittrick
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (authorized
                                         officer and chief accounting officer)




The following trademarks of other companies appear in this Report: Intel, Microsoft, Windows 95(R) and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.