Form 10-Q/A
period 1996-09-30
GATEWAY 2000 INC
filed 1997-03-31
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q/A
                               (Amendment No. 1)


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





EXPLANATORY NOTE:

On November 13, 1996, Gateway 2000, Inc. (the "Company"), pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, filed an Application for Confidential Treatment of specific portions of certain documents filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1996. In response to comments received from the staff of the Securities and Exchange Commission, the Company revised its request for confidential treatment. A revised redacted form of Exhibits 10.1, 10.2 and 10.3 are filed with this Form 10-Q/A. The document previously filed as Exhibit 10.4 has been omitted from the Form 10-Q as amended by this Form 10-Q/A.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS:





    EXHIBIT                       DESCRIPTION OF EXHIBITS
      NO.
      ---


      10.1 Amendment No. 3 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.] Prior Amendment No. 2 to the underlying agreement is filed as Exhibit
                10.1 to Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996. Prior Amendment No. 1 to the underlying agreement and the underlying agreement are filed together as Exhibit 10.17 to Company's Annual Report on Form 10-K for the year ending December 31, 1995.

      10.2 Amendment No. 4 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.] Prior Amendment No. 3 to the underlying agreement is filed as Exhibit
                10.1 to Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1996. Prior Amendment No. 2 to the underlying agreement is filed as Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996. Prior Amendment No. 1 to the underlying agreement and the underlying agreement are filed together as
                Exhibit 10.17 to Company's Annual Report on Form 10-K for the year ending December 31, 1995.

      10.3 Amendment No. 5 to the License Agreement dated May 1, 1995 between Gateway 2000, Inc. and Microsoft Corporation. [Confidential treatment requested as to certain portions which are indicated by a legend and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.] Prior Amendment No. 4 to the underlying agreement is filed as Exhibit
                10.2 to Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1996. Prior Amendment No. 3 to the underlying agreement is filed as Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1996. Prior Amendment No. 2 to the underlying agreement is filed as Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996. Prior Amendment No. 1 to the underlying agreement and the underlying agreement are filed together as Exhibit 10.17 to Company's Annual Report on Form 10-K for the year ending December 31, 1995.


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