Form 10-Q
period 1997-03-31
GATEWAY 2000 INC
filed 1997-05-14
CIK 895812

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________


                        Commission file number  0-22784
                                                -------

                          --------------------------

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
              (Address of principal executive offices, zip code)


      Registrant's telephone number, including area code: (605) 232-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---.

     As of May 7, 1997, there were 76,843,912 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of May 7, 1997, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                           I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                              GATEWAY 2000, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                  (in thousands, except per share amounts)
                                  (Unaudited)




                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                      1996                      1997
                                                                   ----------               -----------
     Net sales                                                     $1,142,202                $1,419,336

     Cost of goods sold                                               929,871                 1,153,543
                                                                   ----------               -----------

        Gross profit                                                  212,331                   265,793

     Selling, general and administrative expenses                     141,829                   170,915
                                                                   ----------               -----------

        Operating income                                               70,502                    94,878

     Other income, net                                                  5,994                     8,200
                                                                   ----------               -----------

        Income before income taxes                                     76,496                   103,078

     Provision for income taxes                                        26,009                    35,562
                                                                   ----------               -----------

        Net income                                                   $ 50,487                $   67,516
                                                                   ==========               ===========

     Share and per share information:


        Net income per share                                            $0.65                     $0.86
                                                                   ==========               ===========
        Weighted average shares and share equivalents
        outstanding                                                    77,866                    78,645
                                                                   ==========               ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              GATEWAY 2000, INC.
                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 AND MARCH 31, 1997
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                     DECEMBER 31,          MARCH 31,
                                                                                         1996                 1997
                                                                                      ----------           ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  516,360           $  547,252
   Marketable securities                                                                      --                8,985
   Accounts receivable, net                                                              449,723              419,972
   Inventory                                                                             278,043              314,954
   Other                                                                                  74,216              106,481
                                                                                      ----------           ----------
         Total current assets                                                          1,318,342            1,397,644
Property, plant and equipment, net                                                       242,365              249,623
Software costs, net                                                                       77,073               75,447
Other assets                                                                              35,631               53,076
                                                                                      ----------           ----------
                                                                                      $1,673,411           $1,775,790
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term obligations                      $   15,041            $  14,490
   Accounts payable                                                                      411,788              425,323
   Accrued liabilities                                                                   190,762              186,647
   Accrued royalties payable                                                             125,270              140,371
   Customer prepayments                                                                   16,574               10,605
   Income taxes payable                                                                   40,334               53,104
                                                                                      ----------           ----------
         Total current liabilities                                                       799,769              830,540
Long-term obligations, net of current maturities                                           7,244                6,599
Warranty and other liabilities                                                            50,857               55,577
                                                                                      ----------           ----------
         Total liabilities                                                               857,870              892,716
                                                                                      ----------           ----------

Contingencies (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares authorized; none
     issued and outstanding                                                                   --                   --
   Class A Common Stock, nonvoting, $.01 par value, 1,000,000 shares
     authorized; none issued and outstanding                                                  --                   --
   Common Stock, $.01 par value, 220,000,000 shares authorized;
     76,755,984 shares and 76,803,784 shares issued and outstanding,
     respectively                                                                            768                  768
   Additional paid-in capital                                                            289,512              290,931
   Cumulative translation adjustment                                                         549                 (853)
   Retained earnings                                                                     524,712              592,228
                                                                                      ----------           ----------
         Total stockholders' equity                                                      815,541              883,074
                                                                                      ----------           ----------
                                                                                      $1,673,411           $1,775,790
                                                                                      ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                              GATEWAY 2000, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                (in thousands)
                                  (Unaudited)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        -------------------------------
                                                                                           1996                 1997
                                                                                        ----------           ----------
Cash flows from operating activities:
   Net income                                                                           $   50,487           $   67,516
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                       12,170               19,009
        Provision for uncollectible accounts receivable                                      4,687                1,184
        Deferred income taxes                                                               11,382              (13,142)
        Other, net                                                                             187                   23
        Changes in operating assets and liabilities:
            Accounts receivable                                                             31,179               28,567
            Inventory                                                                        9,068              (42,681)
            Other assets                                                                     2,448              (38,872)
            Accounts payable                                                                41,175               12,802
            Accrued liabilities                                                             (9,919)              (3,975)
            Accrued royalties                                                                3,151               15,101
            Customer prepayments                                                             1,736               (5,969)
            Income taxes payable                                                               145               13,603
            Other liabilities                                                                5,233                4,932
                                                                                        ----------           ----------
                Net cash provided by operating activities                                  163,129               58,098
                                                                                        ----------           ----------
Cash flows from investing activities:
   Capital expenditures                                                                    (14,586)             (13,451)
   Software costs                                                                           (7,999)              (3,744)
   Purchases of available-for-sale securities                                                   --               (8,985)
   Other, net                                                                               (2,433)                 461
                                                                                        ----------           ----------
       Net cash used in investing activities                                               (25,018)             (25,719)
                                                                                        ----------           ----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                   5,000                5,000
   Principal payments on long-term obligations and notes payable                            (1,123)              (6,403)
   Stock options exercised                                                                     155                  586
                                                                                        ----------           ----------
       Net cash provided by (used in) financing activities                                   4,032                 (817)
Foreign exchange effect on cash and cash equivalents                                          (324)                (670)
                                                                                        ----------           ----------
Net increase in cash and cash equivalents                                                  141,819               30,892
Cash and cash equivalents, beginning of period                                             166,397              516,360
                                                                                        ----------           ----------
Cash and cash equivalents, end of period                                                $  308,216           $  547,252
                                                                                        ==========           ==========

  The accompanying notes are an integral part of the consolidated financial statements.

1. GENERAL:

     The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the "Company") as of March 31, 1997 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1996, except as follows, and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, and the consolidated results of operations and cash flows for the interim period. Beginning in 1997, certain expenses related to the fulfillment of parts warranties have been reclassified from selling, general and administrative (SG&A) expenses to cost of goods sold. Prior year amounts have been restated to conform with this reclassification. All adjustments are of a normal, recurring nature. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2. SHARE AND PER SHARE INFORMATION

     Net income per share has been computed using net income for the three months ended March 31, 1996 and 1997 and the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents considered outstanding relate to stock options and have been calculated using the treasury stock method for all periods presented.

3. SELECTED BALANCE SHEET INFORMATION:

                                                December 31,     March 31,
                                                   1996            1997
                                               -------------    ------------
                                                        (Unaudited)
                                                      (In thousands)

Accounts receivable, net:
  Accounts receivable                            $   468,691      $  442,979
  Less allowance for uncollectible accounts          (18,968)        (23,007)
                                               -------------    ------------
                                                 $   449,723      $  419,972
                                               =============    ============

Inventory:
  Components and subassemblies                   $   269,959      $  302,021
  Finished goods                                       8,084          12,933
                                               -------------    ------------
                                                 $   278,043      $  314,954
                                               =============    ============


4. CONTINGENCIES

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

     The Company is party to agreements with numerous state tax authorities pursuant to which it collects and remits applicable sales or use taxes in such states. The Company entered into these agreements in response to inquiries of taxing authorities in those states concerning whether the Company's alleged contacts required the collection of sales and use taxes from customers in those states. These agreements generally limit the liability of the Company for non-collection of sales taxes prior to such agreements' effective dates. These agreements do not address incomes taxes. Taxing authorities in other states have made similar inquiries concerning the Company's alleged contacts with those states and, in the future, could make specific assessments. The Company has not collected or remitted any sales or use taxes in such states for any prior periods, nor has it established significant reserves for the payment of such taxes. There can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

     The Company currently pays state income taxes in the few states where it has a physical presence. The Company has not paid incomes taxes in any other state, nor has it established significant reserves for the payment of such taxes. Management believes that the amount of any income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1996           1997
                                                ------------   -------------

Net sales                                             100.0%          100.0%
Cost of goods sold                                     81.4%           81.3%
                                                ------------   -------------
    Gross profit                                       18.6%           18.7%
Selling, general and administrative expenses           12.4%           12.0%
                                                ------------   -------------
    Operating income                                    6.2%            6.7%
Other income, net                                       0.5%            0.6%
                                                ------------   -------------
    Income before income taxes                          6.7%            7.3%

Provision for income taxes                              2.3%            2.5%
                                                ------------   -------------
    Net income                                          4.4%            4.8%
                                                ============   =============

     Sales. Sales increased 24% in the first quarter of 1997 to $1.42 billion from $1.14 billion in the first quarter of 1996. Sales in the first quarter of 1997 decreased 8.6% from sales in the seasonally strong fourth quarter of 1996. The increase in sales for the first quarter over the comparable period of 1996 resulted from continued demand growth in all of the Company's markets, and accelerated growth in sales of the Company's portable products.

     Unit shipments in the quarter increased 39% to approximately 555,000 from 399,000 in the first quarter of 1996. Unit shipments in the Company's Americas region grew 34% over the first quarter of 1996, while unit shipments in the Company's European and Asia Pacific regions grew 41% and 155%, respectively. Unit shipments for the first quarter decreased 56,000 or 9.1% from unit shipments in the fourth quarter of 1996.

     Average unit selling prices were 10.5% lower than prices in the first quarter of 1996 but essentially the same as prices in the fourth quarter of 1996. Generally, unit prices for specific PC products have decreased over time reflecting the effects of competition and reduced component costs associated with advances in technology. The Company has generally offset such decreasing unit prices by adding or improving product features and by introducing new products based on newer technology at higher unit prices. In 1995, significant new technology was introduced, outpacing the normal rate of component cost declines, and as a result, prices gradually increased throughout the year. Average unit selling prices maintained these abnormally high levels through the first quarter of 1996. Beginning in the second quarter of 1996, in addition to the normal component cost declines, significant cost declines were experienced in Dynamic Random Access Memory (DRAM) prices. These declines in component costs were generally passed on to customers through price decreases. In addition, the rate of new technology introduced in 1996 slowed, and was not substantial enough to offset the declines in component prices, also contributing to the decline in average unit prices. Average unit price declines in the Company's international operations have been more significant than the declines experienced in the Company's Americas region resulting in revenue growth at a rate less than the growth in unit shipments.

     Sales in the Americas region for the quarter increased to $1.16 billion, an increase of 22% over the $952 million recorded in the first quarter of 1996 but a decrease of 11% from the fourth quarter of 1996. Sales from international operations in the first quarter of 1997 increased 35% to $256.2 million from $190.0 million in the first quarter of 1996, and increased 4.8% over the fourth quarter of 1996. Sales in the quarter from the Company's European region were $177.7 million, an increase of approximately 20% from the first quarter of 1996 and an increase of 4% from the fourth quarter of 1996. Sales in the Company's Asia Pacific region were $78.5 million in the quarter, an increase of 89% over the first quarter of 1996, and 8% over the fourth quarter of 1996.

     Sales of the Company's Solo (TM) line of portable products accounted for almost 9% of total company revenues, up from approximately 7% in the first quarter of 1996.

     Gross Profit. Gross profit in the first quarter of 1997 increased 25% over the first quarter of 1996. As a percentage of sales, gross profit for the first quarter increased to 18.7% from 18.6% in the first quarter of 1996, but decreased from 19.0% in the fourth quarter of 1996. Costs for the fulfillment of certain parts warranties are now being recorded as cost of goods sold. Previously these amounts had been recorded as SG&A expense. The impact of the classification change in the quarter was approximately $10.1 million. Prior year amounts have been restated to reflect this classification change. The impact to the first and fourth quarters of 1996 was approximately $6.3 million and $8.8 million, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the first quarter of 1997 increased approximately 21% over the first quarter of 1996. Significant factors contributing to the increase were higher personnel costs and increased depreciation and amortization. Personnel-related costs increased faster than the growth of sales during the first quarter of 1997 as a result of increased expenditures to expand customer support capacity, and general building of the Company's internal infrastructure and systems. Depreciation and amortization expense increased due to the Company's continued investments in facilities and software applications including the Company's new manufacturing facility in Hampton, Virginia and other projects which were not placed into service until after the first quarter of 1996. The Company expects to continue to make the necessary expenditures and infrastructure investments to manage its growth. As a percent of sales, SG&A expenses decreased to 12.0% from 12.4% in the first quarter of 1996, an indication that the Company is beginning to leverage the significant infrastructure investments made over the last 18 months.

     Operating Income. Due to the factors discussed above, operating income in the first quarter of 1997 increased by 35% to $94.9 million from $70.5 million in the first quarter of 1996. As a percentage of sales, operating income for the quarter increased to 6.7% from 6.2% in the first quarter of 1996.

     Other Income, Net. Other income, net includes other income net of expenses, such as interest income and expense, discounts on trade payables, lease financing commissions, referral fees for on-line services and foreign exchange transaction gains and losses. Other income, net increased to $8.2 million from $6.0 million in the first quarter of 1996. The principal cause of the increase was the generation of additional interest income as a result of the availability of additional cash and marketable securities compared to 1996.

     Income Taxes. The Company's effective tax rate was 34.5% for the quarter, up from the 34.0% rate recorded in the first quarter of 1996, but consistent with the 34.5% recorded for the year ended December 31, 1996.

Liquidity and Capital Resources

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from its operations. At March 31, 1997, the Company had cash and cash equivalents of $547.2 million, and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At March 31, 1997, no amounts were outstanding under the revolving line of credit. Approximately $4.4 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for the foreseeable future.

     The Company generated $58.1 million of cash from operations during the quarter, including $87.7 million of net income adjusted for non-cash charges. An increase in inventory levels consumed approximately $42.7 million in cash, net of inventory transfers to property, plant and equipment, but was partially offset by an increase in accounts payable of $12.8 million. Collection of seasonally high fourth quarter accounts receivable netted against advance payments from customers generated $22.6 million in cash. An increase in other assets consumed $38.9 million in cash primarily due to the timing of cash flows for various royalty and cooperative advertising agreements the Company has with its suppliers. The Company used approximately $25.7 million in cash for investing activities, as a result of the Company's continued investment in facilities and information systems.

     At March 31, 1997, the Company had long-term indebtedness of approximately $21.1 million, inclusive of capital lease obligations, to various parties. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. Borrowings, exclusive of capital lease obligations, bear fixed and variable rates of interest currently ranging from interest free (for certain incentive funds from the Industrial Development Authority of the City of Hampton, Virginia) to 8.87% and have varying maturities through 2001. The Company's capital lease obligations relate principally to its computer and telephone system equipment.

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

     In addition to other information contained in this Report, the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause future results to differ materially from those expressed in any forward looking statement made by, or on behalf of the Company.

     Management of rapid growth of the Company including problems with respect to the size of its work force and production facilities and the adequacy of its management information and other systems, purchasing and inventory controls, and the forecasting of component part needs have the potential to affect results. These problems can result in high backlog of product orders, delays in customer support response times and increased expense levels.

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

     The Company is party to agreements with numerous state tax authorities pursuant to which it collects and remits applicable sales or use tax in such states. The Company entered into these agreements in response to inquires of taxing authorities in those states concerning whether the Company's alleged contacts required the collection of sales and use tax from customers in those states. These agreements generally limit the liability of the Company for non-collection of sales taxes prior to such agreements' effective dates. These agreements do not address income taxes. Taxing authorities in other states have made similar inquires concerning the Company's alleged contacts with those states and, in the future, could make specific assessments. The Company has not collected or remitted any sales or use taxes in such states for any prior periods, nor has it established significant reserves for the payment of such taxes. There can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

                            II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits:


          Exhibit                 Description of Exhibits
            No.              ---------------------------------------------------
            ---
           10.1              Registration Agreement dated February 22, 1991
                             between Gateway 2000, Inc., Theodore W. Waitt and
                             Norman W. Waitt, Jr. as the sole trustee and sole
                             beneficiary of the Norman W. Waitt, Jr. S Corp.
                             Trust, together with Amendment No. 1 to the
                             Registration Agreement dated as of October 19, 1993
                             (incorporated by reference to Exhibit 10.11 to Form
                             S-1 Registration Statement No. 33-70618 filed
                             October 21, 1993).

           27.1              Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GATEWAY 2000, INC.

Date:  May 14, 1997                  By: /s/ David J. McKittrick
                                         -------------------------------------
                                         David J. McKittrick
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (authorized
                                         officer and chief accounting officer)