Form 10-Q
period 1997-06-30
GATEWAY 2000 INC
filed 1997-08-14
CIK 895812

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                        Commission file number  0-22784
                                                -------

                                 ------------
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
                                              -----   -----

     As of August 6, 1997, there were 153,927,949 shares of the Common Stock of the Company, $.01 par value per share, outstanding (adjusted to reflect a two-for-one stock split). As of August 6, 1997, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                           I.  FINANCIAL INFORMATION

     Item 1. Financial Statements


                              Gateway 2000, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 1996 and 1997
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                ----------------------------------------------------------------------
                                                    1996              1997                1996               1997
                                                -------------     -------------       -------------      -------------
Net sales                                       $  1,137,262      $  1,392,658        $  2,279,464       $  2,811,994
Cost of goods sold                                   931,091         1,132,300           1,860,962          2,285,843
                                                -------------     -------------       -------------      -------------
  Gross profit                                       206,171           260,358             418,502            526,151
Selling, general and administrative expenses         135,370           180,507             277,199            351,422
                                                -------------     -------------       -------------      -------------
  Operating income                                    70,801            79,851             141,303            174,729
Other income, net                                      7,005             6,382              12,999             14,583
                                                -------------     -------------       -------------      -------------
  Income before income taxes                          77,806            86,233             154,302            189,312
Provision for income taxes                            26,454            29,750              52,463             65,313
                                                -------------     -------------       -------------      -------------
  Net income                                    $     51,352      $     56,483        $    101,839       $    123,999
                                                =============     =============       =============      =============

Share and per share information:
    Net income per share                        $       0.33      $       0.36        $       0.65       $       0.79
                                                =============     =============       =============      =============
    Weighted average shares outstanding              155,922           156,231             155,777            156,101
                                                =============     =============       =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                              Gateway 2000, Inc.

                          CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and June 30, 1997
              (in thousands, except share and per share amounts)
                                  (Unaudited)



                                                                     December 31,           June 30,
                                                                         1996                 1997
                                                                     ------------          -----------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  516,360           $  449,719
   Marketable securities                                                        -               20,080
   Accounts receivable, net                                               449,723              471,827
   Inventory                                                              278,043              460,258
   Other                                                                   74,216              117,943
                                                                       ----------           ----------
          Total current assets                                          1,318,342            1,519,827
Property, plant and equipment, net                                        242,365              273,812
Software costs, net                                                        77,073               71,914
Other assets                                                               35,631               49,226
                                                                       ----------           ----------
                                                                       $1,673,411           $1,914,779
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term obligations       $   15,041           $   13,751
   Accounts payable                                                       411,788              526,065
   Accrued liabilities                                                    190,762              176,910
   Accrued royalties payable                                              125,270              166,060
   Income taxes payable                                                    40,334                5,289
   Other current liabilities                                               16,574               12,036
                                                                       ----------           ----------
          Total current liabilities                                       799,769              900,111
Long-term obligations, net of current maturities                            7,244                6,210
Warranty and other liabilities                                             50,857               60,843
                                                                       ----------           ----------
          Total liabilities                                               857,870              967,164
                                                                       ----------           ----------

Contingencies (Note 6)                                                          -                    -

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000,000 shares authorized; none
    issued and outstanding                                                      -                    -
   Class A Common Stock, nonvoting, $.01 par value, 1,000,000 shares
    authorized; none issued and outstanding                                     -                    -
   Common Stock, $.01 par value, 220,000,000 shares authorized;
    153,511,968 shares and 153,883,280 shares issued and outstanding,
    in 1996 and 1997 respectively                                           1,535                1,539
   Additional paid-in capital                                             288,745              294,999
   Cumulative translation adjustment                                          549                2,366
   Retained earnings                                                      524,712              648,711
                                                                       ----------           ----------
          Total stockholders' equity                                      815,541              947,615
                                                                       ----------           ----------
                                                                       $1,673,411           $1,914,779
                                                                       ==========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                               Gateway 2000, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1997
                                 (in thousands)
                                  (Unaudited)


                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                          1996             1997
                                                                        --------        ---------
Cash flows from operating activities:
  Net Income                                                            $101,839        $ 123,999

  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization
                                                                          26,200           39,041
     Provision for uncollectible accounts receivable                       7,269            2,910
     Deferred income taxes                                                    81          (25,314)
     Other, net                                                              356              307
     Changes in operating assets and liabilities:
       Accounts receivable                                                27,290          (25,014)
       Inventory                                                          13,705         (185,119)
       Other assets                                                        1,285          (43,281)
       Accounts payable                                                   44,423          116,312
       Accrued liabilities                                                (8,575)         (13,577)
       Accrued royalties                                                     655           40,789
       Customer prepayments                                               (6,233)         (10,355)
       Income taxes payable                                               35,292          (31,845)
       Other liabilities                                                  19,214           17,197
                                                                        --------        ---------
              Net cash provided by operating activities                  262,801            6,050
                                                                        --------        ---------
  Cash flows from investing activities:
    Capital expenditures                                                 (47,340)         (43,757)
    Software costs                                                       (17,801)          (5,786)
    Purchases of available-for-sale securities                                 -          (29,066)
    Proceeds from maturity of held-to-maturity securities                      -            8,985
    Payment received on note                                               5,000                -
    Purchase of other assets                                              (5,167)          (3,376)
                                                                        --------        ---------
      Net cash used in investing activities                              (65,308)         (73,000)
                                                                        --------        ---------
  Cash flows from financing activities:
    Proceeds from issuance of notes payable                                5,000            5,000
    Principal payments on long-term obligations and notes payable         (7,350)          (7,531)
    Stock options exercised                                                1,167            3,058
                                                                        --------        ---------
      Net cash provided by (used in) financing activities                 (1,183)             527
  Foreign exchange effect on cash and cash equivalents                      (155)            (218)
                                                                        --------        ---------
  Net increase in cash and cash equivalents                              196,155          (66,641)
  Cash and cash equivalents, beginning of period                         166,397          516,360
                                                                        --------        ---------
  Cash and cash equivalents, end of period                              $362,552        $ 449,719
                                                                        ========        =========

The accompanying notes are an integral part of the consolidated financial statements.

1.  General:

          The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the "Company") as of June 30, 1997 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1996, except as follows, and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, and the consolidated results of operations and cash flows for the interim period. Beginning in 1997, certain expenses related to the fulfillment of parts warranties have been reclassified from selling, general and administrative expenses to cost of goods sold. Prior year amounts have been restated to conform with this reclassification. All adjustments are of a normal, recurring nature. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2.  Stock Split:

          On May 15, 1997, the Board of Directors authorized a two-for-one stock split to be distributed on or about June 16, 1997, to shareholders of record on June 2, 1997. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

3.  Share and Per Share Information:

          Net income per share has been computed using net income for the three months ended June 30, 1996 and 1997 and the weighted average number of common shares and common share equivalents (if dilutive) outstanding during the period. Common share equivalents considered outstanding relate to stock options and have been calculated using the treasury stock method for all periods presented.

4.  Accounting Policy for Derivatives:

          In the normal course of business, the Company enters into foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the German Mark, the British Pound, the French Franc and the Japanese Yen over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses from forward contracts which are effective as a hedge are included in the basis of the designated transaction. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statement of cash flows.

5.  Selected Balance Sheet Information:

                                                      December 31,       June 30,
                                                          1996             1997
                                                      ------------     ------------
                                                             (in thousands)
                                                               (Unaudited)
Accounts receivable, net:
  Accounts receivable                                   $468,691         $500,169
  Less allowance for uncollectible accounts              (18,968)         (28,342)
                                                        --------         --------
                                                        $449,723         $471,827
                                                        ========         ========

Inventory:
  Components and subassemblies                          $269,959         $430,837
  Finished goods                                           8,084           29,421
                                                        --------         --------
                                                        $278,043         $460,258
                                                        ========         ========

6.  Contingencies:

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

7.  Subsequent Event:

          On July 23, 1997 the Company completed the acquisition of substantially all the outstanding shares of common stock of Advanced Logic Research Inc., a manufacturer of network servers, for a purchase price of $191,465,424. The acquisition will be accounted for as a purchase business combination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                                Three Months Ended              Six Months Ended
                                                    June  30,                       June 30,
                                              -----------------------      -------------------------
                                                1996           1997          1996            1997
                                              --------       --------      ---------       ---------
Net sales                                       100.0%         100.0%         100.0%          100.0%
Cost of goods sold                               81.9%          81.3%          81.6%           81.3%
                                              --------       --------      ---------       ---------
  Gross profit                                   18.1%          18.7%          18.4%           18.7%
Selling, general and administrative expenses     11.9%          13.0%          12.2%           12.5%
                                              --------       --------      ---------       ---------
  Operating income                                6.2%           5.7%           6.2%            6.2%
Other income, net                                 0.6%           0.5%           0.6%            0.5%
                                              --------       --------      ---------       ---------
  Income before income taxes                      6.8%           6.2%           6.8%            6.7%
Provision for income taxes                        2.3%           2.1%           2.3%            2.3%
                                              --------       --------      ---------       ---------
Net income                                        4.5%           4.1%           4.5%            4.4%
                                              ========       ========      =========       =========

     Sales. Sales increased 23% in both the second quarter and first half of 1997 over the comparable periods of 1996. The increase in sales resulted from continued demand growth in all of the Company's markets, and increased growth of both international sales and portable products.

     Sales in the Company's Americas region for the second quarter of 1997 increased to $1.14 billion, an increase of 19% over the $960.9 million recorded in the second quarter of 1996 but a decrease of 2% from the first quarter of 1997. For the six month period ended June 30, 1997, revenues in the Americas region grew 21% over the 1996 levels to $2.31 billion. International sales in the second quarter of 1997 increased 42% over the second quarter of 1996.
For the first six months of 1997, international sales increased 38% to $506.4 million from $366.4 million in the first six months of 1996. Sales in the Company's European region in the second quarter of 1997 were $162.8 million, an increase of approximately 39% from the second quarter of 1996 but a decrease of approximately 8% from the first quarter of 1997. Sales for the first six months of 1997 in the Company's European region were $340.5 million, an increase of approximately 28% over the comparable period of 1996. Sales in the Company's Asia Pacific region were $87.3 million in the second quarter of 1997, an increase of 47% over the second quarter of 1996. Sales for the first six months of 1997 in the Company's Asia Pacific region totalled $165.9 million, an increase of 65% over the first six months of 1996.

     Unit shipments in the second quarter of 1997 increased 31% to approximately 554,000 from 424,000 in the second quarter of 1996. For the six months ended June 30, 1997, unit shipments increased 35% to approximately 1,114,000 from approximately 824,000 in the first six months of 1996. Unit shipments for the second quarter of 1997 decreased 1% from unit shipments in the first quarter of 1997. Unit shipments for the second quarter of 1997 in the Company's Americas region grew 26% over the second quarter of 1996, but were essentially the same as shipments in the first quarter of 1997. For the six months ended June 30, 1997, unit shipments increased 31% over the first six months of 1996. Unit shipments in the Company's European region grew 47% over the second quarter of 1996, but decreased 9% from the first quarter of 1997. For the six months ended June 30, 1997, unit shipments increased 43% over the first six months of 1996. Unit shipments for the second quarter of 1997 in the Company's Asia Pacific region grew 90% over the second quarter of 1996 and 1% over the first quarter of 1997. For the six months ended June 30, 1997, unit shipments increased 118% over the comparable period of 1996.

     Weighted average unit prices in the second quarter of 1997 were 6.3% lower than prices in the second quarter of 1996 and .7% less than prices in the first quarter of 1997. For the first six months of 1997, weighted average unit prices were 8.7% below prices for the first six months of 1996. Generally, unit prices for specific PC products have decreased over time reflecting the effects of competition and reduced component costs associated with advances in technology. The Company has generally offset such decreasing unit prices by adding or improving product features and by introducing new products based on newer technology at higher unit prices. In 1995, significant new technology was introduced, outpacing the normal rate of component cost declines, and as a result, prices gradually increased throughout the year. Average unit selling prices maintained these abnormally high levels through the first quarter of 1996. Beginning in the second quarter of 1996, in addition to the normal component cost declines, significant cost declines were experienced in Dynamic Random Access Memory (DRAM) prices. These declines in component costs were generally passed on to customers through price decreases. In addition, the rate of new technology introduced in 1996 slowed, and was not substantial enough to offset the declines in component prices, also contributing to the decline in average unit prices.

     Gross Profit. Gross profit in the second quarter and the first six months of 1997 increased 26% over the comparable periods of 1996. As a percentage of sales, gross profit for the second quarter and the first six months of 1997 increased to 18.7% from 18.1% and 18.4% for the comparable periods of 1996, but remained constant with levels in the first quarter of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter and first six months of 1997 increased approximately 33% and 27%, respectively, over the comparable periods of 1996. As a percentage of sales, in the second quarter and first six months of 1997, these expenses increased to approximately 13.0% and 12.5%, respectively, from 11.9% and 12.2% in the comparable periods of 1996. Significant factors contributing to the increase were higher personnel costs and increased depreciation and amortization.

     Personnel-related costs increased faster than the growth of sales during the second quarter and first six months of 1997 as a result of increased expenditures to expand customer support capacity and general building of the Company's internal infrastructure and systems. Depreciation and amortization expense increased due to the Company's continued investments in facilities, software applications, and other projects which were placed into service after the second quarter of 1996. The Company expects to continue to make the necessary expenditures and infrastructure investments to manage its growth.

     Operating Income. Due to the factors discussed above, operating income in the second quarter of 1997 increased by 13% to $79.9 million from $70.8 million in the second quarter of 1996. Operating income for the six months ended June 30, 1997 increased 24% to $174.7 million from $141.3 million in the first six months of 1996. As a percentage of sales, operating income for the second quarter of 1997 decreased to 5.7% from 6.2% in the second quarter of 1996, and for the six month period of 1997 operating income of 6.2% was essentially the same as the first six months of 1996.

     Other Income Net. Other income, net includes other income net of expenses, such as interest income and expense, lease financing commissions, referral fees for on-line services and foreign exchange transaction gains and losses. Other income, net decreased to $6.4 million from $7.0 million in the second quarter of 1996. The principal causes of the decrease were foreign exchange losses and a decrease in referral commissions from internet providers. For the six months ended June 30, 1997, other income, net increased to $14.6 million from $13.0 million during the first six months of 1996. The principal cause for the increase was a generation of additional interest income as a result of the availability of additional cash and marketable securities compared to 1996. This increase was partially offset by foreign exchange losses and decreases in referral commissions from internet providers.

     Income Taxes. The Company's effective tax rate was 34.5% for the three and six months ended June 30, 1997, up from the 34.0% recorded in the second quarter and first half of 1996, but consistent with the 34.5% recorded for the year ended December 31, 1996.

Liquidity and Capital Resources

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from its operations. At June 30, 1997, the Company had cash and cash equivalents of $449.7 million, marketable securities of $20.1 million and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At June 30, 1997, no amounts were outstanding under the revolving line of credit. Approximately $4.4 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for the forseeable future.

     The Company generated $6.1 million in cash from operations during the first six months of the year. Net income adjusted for non-cash changes totaled $140.6 million. An increase in inventory levels consumed approximately $185.1 million in cash, net of inventory transfers to property, plant and equipment, but was partially offset by an increase in accounts payable of $116.3 million and accrued royalties of $40.8 million. The timing of income tax payments in the first six months consumed $31.8 million in cash. The Company used approximately $73.0 million in cash for investing activities, as a result of the Company's continued investment in facilities and a $20.1 million net investment in marketable securities.

     At June 30, 1997, the Company had long-term indebtedness and capital lease obligations of approximately $6.2 million. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. Borrowings, exclusive of capital lease obligations, bear fixed and variable rates of interest currently ranging from interest free (for certain incentive funds from the Industrial Development Authority of the City of Hampton, Virginia) to 8.87% and have varying maturities through 2001. The Company's capital lease obligations relate principally to its computer and telephone system equipment.

     On July 23, 1997, the company completed the acquisition of Advanced Logic Research Inc. (ALR). The acquisition was funded through the Company's cash reserves.

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

     Certain key management employees, particularly Ted Waitt, Chairman and Chief Executive Officer and a founder of the Company, have been instrumental in the success of the Company. The Company has not entered into an employment agreement with Ted Waitt. The loss of Ted Waitt's services could materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

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

Item 4.   Submission of Matters to a Vote of Security Holders


          The Company's Annual Meeting of Stockholders was held on May 15, 1997. At the meeting, stockholders voted on (i) the election of three Class III directors of the Company to hold office until the annual meeting of stockholders of the Company to be held in 2000 and until a successor is duly elected and qualified, (ii) approval of the Gateway 2000, Inc. 1995 Employee Stock Purchase Plan, as amended and restated, and (iii) consideration of a stockholder proposal concerning endorsement of the CERES Principles.


                                                                Votes            Votes          Withheld/       Broker
                                                                For              Against        Abstentions     Non-Votes
                                                                ---              -------        -----------     ---------
1. Election of Directors

     Charles G. Carey                                           64,913,356       --             141,594         --
     James F. McCann                                            64,915,015       --             139,935         --
     Theodore W. Waitt                                          64,915,997       --             138,953         --

2.  Approve 1995 Employee Stock Purchase Plan,                  64,634,280       261,452        159,218         --
    as amended and restated
3.  Stockholder Proposal concerning endorsement
    of CERES Principles                                         1,079,610        52,662,699     3,521,542       7,791,099

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

    Exhibit                              Description of Exhibits
      No.                                -----------------------
      ---

     27.1      Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K on May 28, 1997, and Form 8-K/A dated June 2, 1997 pursuant to Item 5 reporting the announcement of a two-for-one stock split of its outstanding common stock on June 16, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GATEWAY 2000, INC.




Date:  August 14, 1997       By:  /s/  David J. McKittrick
                                  ---------------------------------------------
                                  David J. McKittrick
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer (authorized officer and chief
                                  accounting officer)