Form 10-Q
period 1997-09-30
GATEWAY 2000 INC
filed 1997-11-14
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997
                               OR
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

Registrant's telephone number, including area code: (605) 232-20
00


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes          No           .

     As of November 6, 1997, there were 154,065,157 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of November 6, 1997, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.







                            I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 1996 and 1997
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                        Three Months Ended September 30, Nine Months Ended September 30,
                                              1996             1997           1996            1997

     Net Sales                          $ 1,202,933       $ 1,504,851    $ 3,482,398     $ 4,316,845
     Cost of goods sold                     979,555         1,309,601      2,840,518       3,595,444
        Gross profit                        223,378           195,250        641,880         721,401
     Selling, general and                   135,621           219,258        412,820         570,680
     administrative expenses
     Nonrecurring expenses                         -          113,842                -       113,842
        Operating income (loss)              87,757          (137,850)       229,060          36,879
     Other income, net                        6,087             5,612         19,086          20,195
        Income (loss) before income          93,844          (132,238)       248,146          57,074
     taxes

     Provision (benefit) for income          33,148           (25,125)        85,610          40,187
     taxes
        Net income (loss)               $    60,696       $  (107,113)   $   162,536     $    16,887

     Share and per share information:
           Net income (loss) per share  $      0.39       $     (0.68)   $      1.04     $   0.11
           Weighted average shares          156,276           156,875        155,945      156,373
     outstanding



                               Gateway 2000, Inc.
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1997
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                         December 31,            September 30,
                                                             1996                     1997
  ASSETS
  Current assets:
     Cash and cash equivalents                      $    516,360             $    273,987
     Marketable securities                                     -                   21,403
     Accounts receivable, net                            449,723                  492,660
     Inventory                                           278,043                  376,648
     Other                                                74,216                  165,378
        Total current assets                           1,318,342                1,330,076
  Property, plant and equipment, net                     242,365                  311,269
  Software costs, net                                     77,073                   39,965
  Intangibles, net                                         9,869                   87,350
  Other assets                                            25,762                   63,971
                                                    $  1,673,411             $  1,832,631

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Notes payable and current maturities of        $     15,041             $     12,997
  long-term obligations
     Accounts payable                                    411,788                  462,286
     Accrued liabilities                                 190,762                  235,234
     Accrued royalties payable                           125,270                  130,362
     Income taxes payable                                 40,334                   15,029
     Other current liabilities                            16,574                   28,210
       Total current liabilities                         799,769                  884,118
  Long Term obligations, net of current maturities         7,244                    5,741
  Warranty and other liabilities                          50,857                  101,912
         Total liabilities                               857,870                  991,771

  Contingencies (Note 9)

  Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000,000                -                        -
  shares authorized; none issued and
  outstanding
     Class A Common Stock, nonvoting, $.01 par                 -                        -
  value, 1,000,000 shares authorized; none
  issued and outstanding
     Common Stock, $.01 par value, 220,000,000
  shares authorized; 153,511,968 shares and
  154,057,207 shares issued and outstanding,
  in 1996 and 1997 respectively                            1,535                    1,541
     Additional paid-in capital                          288,745                  298,363
     Cumulative translation adjustment                       549                    (745)
     Unrealized gain on available-for-sale
  securities                                                   -                      102
     Retained earnings                                   524,712                  541,599
        Total stockholders' equity                       815,541                  840,860
                                                    $  1,673,411             $  1,832,631



                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1997
                                 (in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
September 30,
                                                         1996                       1997
  Cash flows from operating activities:
     Net income                                   $    162,536               $     16,887
     Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                      41,844                     63,268
     Provision for uncollectible accounts               13,760                      2,422
  receivable
     Deferred income taxes                               6,148                    (63,749)
     Other, net                                          2,034                        256
     Nonrecurring items                                      -                    113,842
     Changes in operating assets and liabilities:
        Accounts receivable                            (10,058)                   (20,665)
        Inventory                                       (1,476)                   (83,524)
        Other current assets                            (4,928)                   (63,679)
        Accounts payable                                99,123                     41,891
        Accrued liabilities                             11,410                     12,184
        Accrued royalties                               (8,796)                     5,092
        Customer prepayments                            (7,141)                    (1,251)
        Income taxes payable                            12,288                    (29,297)
        Other liabilities                               21,335                     36,894
           Net cash provided by operating              338,079                     30,571
  activities
  Cash flows from investing activities:
     Capital expenditures                             (79,564)                    (94,094)
     Software costs, internal use                     (22,615)                    (11,130)
     Purchases of available-for-sale securities             -                     (32,286)

     Proceeds from maturities of available-for-             -                       8,985
  sale securities
     Proceeds from sales of available-for-sale
  securities                                                -                       2,000
     Payment received on note                            5,000                          -
     Acquisitions, net of cash acquired                     -                    (142,320)
     Other, net                                         (4,739)                    (2,944)
        Net cash used in investing activities         (101,918)                  (271,789)
  Cash flows from financing activities:
     Proceeds from issuance of notes payable            10,297                     10,000
     Principal payments on long-term obligations
  and notes payable                                    (12,543)                   (13,972)
     Stock options exercised                             1,780                      5,171
        Net cash provided by (used in) financing
  activities                                              (466)                     1,199
  Foreign exchange effect on cash and cash
  equivalents                                             (966)                    (2,354)
  Net increase (decrease) in cash and cash
  equivalents                                           234,729                  (242,373)
  Cash and cash equivalents, beginning of period        166,397                   516,360
  Cash and cash equivalents, end of period        $     401,126              $    273,987






1. General:

        The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the Company) as of September 30, 1997 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1996, except as follows. Beginning in 1997, certain expenses related to the fulfillment of parts warranties have been reclassified from selling, general and administrative expenses to cost of goods sold. Prior year amounts have been restated to conform with this reclassification. In the opinion of management, the unaudited consolidated financial statements as of September 30, 1997 reflect all adjustments necessary to fairly state the consolidated financial position, and the consolidated results of
operations     and    cash    flows    for    the    interim    period.      All
adjustments   are   of   a   normal,   recurring   nature,   except   for    the
nonrecurring expenses described below in Note 2. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's 1996 Annual Report to the Securities and
Exchange    Commission    on    Form   10-K.     The    preparation    of    the
consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of sales and expenses during the reported period. Actual results could differ from those estimates.

2. Nonrecurring Expenses:

       The Company recorded several nonrecurring pretax charges during the third quarter of 1997 totaling $113.8 million. Of the nonrecurring charges, $59.7 million was for the write-off of in-process research and development acquired in the purchases of Advanced Logic Research, Inc. (ALR) and certain assets of Amiga Technologies. Also included in the nonrecurring charges was a non-cash write-off of $45.2 million resulting from the abandonment of a capitalized internal-use software project and certain computer equipment. In addition, $8.6 million was recorded for severance of employees and the closing of a foreign office as part of the Company's ongoing global reorganization.


3. Acquisition:

      During   the   third   quarter  of  1997,  the   Company   completed   the
acquisition    of   substantially   all   of   the   outstanding    shares    of
common     stock    of    Advanced    Logic    Research,    Inc.    (ALR),     a
manufacturer    of   network   servers   and   personal   computers,    for    a
final cash purchase price of $196.4 million. Of the purchase price, $58.6 million was allocated to in-process research and development costs and expensed during the quarter. These costs were expensed as the technological feasibility of the in-process research and development had not yet been established and the technology had no alternative use. The acquisition was accounted for as a purchase business combination. Beginning July 23, 1997, the results of ALR have been included in the Company's consolidated financial statements. ALR's operating results for periods prior to the acquisition date were not material to the Company's consolidated results of operations.

4. Stock Split:

               On May 15, 1997, the Board of Directors authorized a two-for-one stock split which was distributed on or about June 16, 1997, to shareholders of record on June 2, 1997. All
references   in   the   financial   statements   to   number   of   shares   and
per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

5. Share and Per Share Information:

       Net   income   (loss)   per   share   has   been   computed   using   net
income   (loss)   for   the   three  and  nine  months   ended   September   30,
1996   and   1997   and   the   weighted  average  number   of   common   shares
and, as appropriate, common share equivalents outstanding during the period. Common share equivalents considered outstanding relate to stock options and have been calculated using the treasury stock method for all periods presented.












6. Accounting Policy for Derivatives:

            In the normal course of business, the Company enters into foreign currency forward contracts to hedge foreign currency
transactions      and      probable      anticipated      foreign       currency
transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the German Mark, the British Pound, the French Franc and the Japanese Yen over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses from forward contracts which are effective as a hedge are included in the basis of the designated transaction. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows.

7. Financing Agreements:

         On    September   25,   1997,   the   bank   credit   agreement    (the
Agreement), which provides for unsecured loans of up to $225 million, was amended. The amendment removed the requirement of the Company to maintain minimum quick ratios.


        8. Selected Balance Sheet Information:

                                                    December 31,         September 30,
                                                        1996                 1997
                                                             (in thousands)
                                                               (Unaudited)
  Accounts receivable, net:
      Accounts receivable                       $    468,691          $    511,890
      Less allowance for uncollectible               (18,968)              (19,230)
   accounts
                                                $    449,723          $    492,660

   Inventory:
      Components and subassemblies              $    269,959          $    346,330
      Finished goods                                   8,084                30,318
                                                $    278,043          $    376,648





9. Contingencies:

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

       The   Company   currently  pays  state  income  taxes   in   the   states
where   it   has   a   physical   presence.    The   Company   has   not    paid
income taxes in any other state, nor has it established significant reserves for the payment of such taxes. Management believes that the amount of any income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.


10. Income Taxes:

       The nonrecurring expenses relating to the write-off of in-process research and development arising in connection with the acquisitions of ALR and certain assets of Amiga Technologies during the third quarter were nondeductible for income tax purposes. As a result, the Company's effective tax (benefit) rate was (19.0%) and 70.4% for the three and nine months ended September 30, 1997, with the third quarter rate representing the income tax benefit due to the net loss reported for the quarter.


11. Stock Option Plans:

       During the third quarter of 1997, the Company introduced the Gateway GoldShares stock option program and awarded stock options pursuant to the Company's 1996 Long-Term Incentive Equity Plan to eligible employees based on length of service and pay level. Under the GoldShares program, eligible employees were granted options to purchase approximately 1,300,000 shares of common stock at $32.63 per share in September 1997. Options granted under the plan vest at the rate of 25% per year from the grant date and expire, if not exercised, ten years from the date of grant.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

      The  following table sets forth, for the periods indicated,  certain  data
derived   from  the  Company's         consolidated  statements  of  operations,
expressed as a percentage of net sales:

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                              1996           1997            1996            1997


   Net sales                                    100.0%           100.0%          100.0%          100.0%
   Cost of goods sold                            81.4%            87.0%           81.6%           83.3%
      Gross profit                               18.6%            13.0%           18.4%           16.7%
   Selling,  general  and  administrative
   expenses                                      11.3%            14.6%           11.8%           13.2%
   Nonrecurring items                                -             7.6%               -            2.6%
      Operating income (loss)                     7.3%           (9.2)%            6.6%            0.9%
   Other income, net                              0.5%             0.4%            0.5%            0.4%
      Income (loss) before income taxes           7.8%           (8.8)%            7.1%            1.3%
   Provision (benefit) for income taxes           2.8%           (1.7)%            2.4%            0.9%
      Net income (loss)                           5.0%           (7.1)%            4.7%            0.4%



       Sales    Sales   increased  25%  in  the  third  quarter   of   1997   to
$1.50   billion  from  $1.20  billion  in  the  third  quarter   of   1996   and
increased   8%   over  sales  in  the  second  quarter   of   1997.    For   the
nine    months   ended   September   30,   sales   increased   24%   to    $4.32
billion   from   $3.48  billion  in  the  comparable  period   of   1996.    The
increase   in   sales   for  the  third  quarter  of   1997   over   the   third
quarter   of   1996  resulted  from  continued  demand  growth   in   the   Asia
Pacific   and   the   Americas   regions  and  the   acquisition   of   Advanced
Logic   Research,   Inc.   (ALR).    Sales  during   the   first   nine   months
of   1997   increased  over  the  comparable  period  of   1996   due   to   the
continued   growth   in   all   of  the  Company's   markets   and   accelerated
growth in sales of the Company's portable products.

        Sales   in   the   Americas  region  for  the   quarter   increased   to
$1.30   billion,   an   increase  of  27%  over  the  $1.02   billion   recorded
in   the   third   quarter   of  1996  and  an  increase   of   14%   over   the
second    quarter    of    1997.    For   the   nine    month    period    ended
September   30,   1997,   sales   in  the  Americas   region   grew   23%   over
1996   levels   to   $3.60   billion.   International   sales   in   the   third
quarter    of    1997   increased   17%   to   $208.1   million   from    $178.4
million   in   the   third   quarter   of   1996,   but   decreased   from   the
second   quarter   of   1997   by  17%.   For   the   first   nine   months   of
1997,    international   sales   increased   31%   to   $714.5   million    from
$544.7   million   in   the  first  nine  months  of   1996.    Sales   in   the
quarter    from   the   Company's   European   region   were   $127.2   million,
an   increase   of   approximately  10%  from  the  third  quarter   last   year
but   a   decrease   of   approximately  22%  from   the   second   quarter   of
this   year,   which   is   generally   a   seasonally   stronger   quarter   in
the   region.    Sales   for   the   first  nine   months   of   1997   in   the
Company's    European   region   were   $467.6   million,   an    increase    of
approximately   23%   over   the  comparable   period   of   1996.    Sales   in
the   Company's   Asia  Pacific  region  were  $80.9  million   in   the   third
quarter   of   1997,   an   increase  of  29%  over   the   third   quarter   of
1996,   but   a  decrease  of  7%  from  the  second  quarter  of  1997,   which
is   generally   a   seasonally  stronger  quarter   in   the   region.    Sales
for   the   first   nine   months  of  1997  in  the  Company's   Asia   Pacific
region   totaled   $246.8  million,  an  increase  of   51%   over   the   first
nine months of 1996.

       Unit   shipments  in  the  third  quarter  of  1997  increased   31%   to
approximately   622,000   from   474,000  in   the   third   quarter   of   1996
and   increased   12%   from   unit  shipments  in   the   second   quarter   of
1997.     For    the    nine   months   ended   September   30,    1997,    unit
shipments     increased     34%     to     approximately     1,736,000      from
approximately   1,298,000   in   the  first   nine   months   of   1996.    Unit
shipments   in   the   Company's   Americas   region   grew   31%    over    the
third   quarter   of   1996   and  increased  17%  over   the   second   quarter
of   1997.    For   the   nine   months   ended   September   30,   1997,   unit
shipments   in   the   Americas   region   increased   31%   over   the    first
nine   months   of   1996.    Unit   shipments   in   the   Company's   European
region   grew   5%   over  the  third  quarter  of  1996,  but   decreased   21%
from   the   second   quarter  of  1997,  which  is   generally   a   seasonally
stronger    quarter    in   the   region.    For   the   nine    months    ended
September    30,    1997,    unit   shipments    in    the    European    region
increased   30%   over   the  first  nine  months  of   1996.   Unit   shipments
for    the   third   quarter   of   1997   in   the   Company's   Asia   Pacific
region   grew   41%   over  the  third  quarter  of  1996  but   decreased   13%
over   the   second   quarter  of  1997,  which  is   generally   a   seasonally
stronger    quarter    in   the   region.    For   the   nine    months    ended
September   30,   1997,   unit   shipments   in   the   Asia   Pacific    region
increased 87% over the comparable period of 1996.

       Weighted   average   unit  prices  (AUP)  in   the   third   quarter   of
1997   were  4.3%  lower  than  prices  in  the  third  quarter  of   1996   and
3.8%    lower   than   prices   in   the   second   quarter   of   1997.     The
primary    cause   for   the   decrease   in   the   AUP   during   the    third
quarter   was   an  increase  in  the  mix  of  sub-$2,000  priced   PC's   sold
in   the   quarter.   For  the  first  nine  months  of  1996,  AUP   was   7.3%
below   levels   for   the  first  nine  months  of  1996.    In   addition   to
the    mix   shift   previously   mentioned,   the   comparatively   lower   AUP
is   primarily   due   to   unusually  high  selling   prices   experienced   in
the   first   six  months  of  1996.  The  Company  has  generally   sought   to
offset   such   decreasing   unit  prices  by  adding   or   improving   product
features    and    by    introducing    new    products    based    on     newer
technology    at    higher    unit   prices.   In    1995,    significant    new
technology   was   introduced,   outpacing  the   normal   rate   of   component
cost    declines,    and    as    a   result,   prices    gradually    increased
throughout    the    year.      Average   unit   selling    prices    maintained
these   abnormally   high   levels  through   the   first   quarter   of   1996.
Beginning   in   the   second   quarter   of   1996,   in   addition   to    the
normal    component    cost   declines,   significant   cost    declines    were
experienced   in   Dynamic   Random  Access   Memory   (DRAM)   prices.    These
declines   in   component   costs  were  generally  passed   on   to   customers
through   price   decreases.   In  addition,  the   rate   of   new   technology
introduced   in   1996   slowed,   and   was   not   substantial    enough    to
offset   the   declines   in  component  prices,  also   contributing   to   the
decline in average unit prices.

       Gross   Profit    Gross   profit   in   the   third   quarter   of   1997
decreased   12.6%   from   the   third  quarter   of   1996.    In   the   first
nine    months    of   1997,   gross   profit   increased   12.4%    over    the
comparable    periods   of   1996.    As   a   percentage   of   sales,    gross
profit   for   the   third  quarter  and  the  first   nine   months   of   1997
decreased    to   13.0%   and   16.7%   from   18.6%   and   18.4%    for    the
comparable   periods   of   1996,   and   decreased   in   comparison   to   the
18.7%   levels   in   the   second   quarter   of   1997.    Operating   results
for   the   third   quarter   of   1997   were   adversely   impacted   by   the
effects   of   excess   inventories.    During   the   third   quarter,    there
were   significant   declines   in   the  market   value   of   many   inventory
components.    In   order   to   promptly   mitigate   the   impact   of   these
excess   inventories,   the   Company   sold   product   with   profit   margins
below    targeted    levels.     In    addition,    reserves    were    recorded
against   excess   and  obsolete  inventories  still  on   hand   at   the   end
of the third quarter.

         Selling,     General    and    Administrative    Expenses      Selling,
general    and    administrative   expenses   for   the   third   quarter    and
first    nine    months    of   1997   increased   approximately    61.7%    and
38.2%,   respectively,   over   the  comparable   periods   of   1996.    As   a
percentage   of   sales,   in  the  third  quarter   and   first   nine   months
of    1997,    these   expenses   increased   to   approximately    14.6%    and
13.2%,    respectively,    from   11.3%   and   11.8%    in    the    comparable
periods   of   1996.    These   increases   are   primarily   the   result    of
increases   in   marketing   communications   and   personnel   expenses,    the
inclusion    of   the   operating   expenses   of   Advanced   Logic   Research,
Inc.   (ALR)   which   was   acquired  during  the  third   quarter   of   1997,
the   impact   of   the   United  Parcel  Service  (UPS)   strike   on   freight
costs, and other increases in credit card and telephone expenses.

        Nonrecurring   Expenses    As   previously   indicated,   the    Company
recorded     several    nonrecurring    pretax    charges    totaling     $113.8
million    for    the   third   quarter   of   1997.    Of   the    nonrecurring
charges,    $59.7    million    was   for   the    write-off    of    in-process
research   and   development   acquired   in   the   purchase   of    ALR    and
certain    assets    of   Amiga   Technologies.    Also    included    in    the
nonrecurring    charges   was   a   non-cash   write-off   of   $45.2    million
resulting    from    the    abandonment   of    a    capitalized    internal-use
software    project    and   certain   computer   equipment.     In    addition,
$8.6    million   was   recorded   for   severance   of   employees   and    the
closing   of   a   foreign   office   as   part   of   the   Company's   ongoing
global reorganization.

       Operating   Income   (Loss)    Due  to  the  factors   discussed   above,
the     operating    loss    in    the    third    quarter    of    1997     was
$137.9    million   as   compared   to   the   $87.8   million   of    operating
income   in   the   third   quarter  of  1996.    Operating   income   for   the
nine    months   ended   September   30,   1997   decreased   83.9%   to   $36.9
million from $229.1 million in the first nine months of 1996.

       Other   Income,   Net    Other   income,  net   includes   other   income
net    of    expenses,   such   as   interest   income   and   expense,    lease
financing    commissions,    referral   fees   for    on-line    services    and
foreign   exchange   transaction   gains  and   losses.    Other   income,   net
decreased   to   $5.6   million  from  $6.1  million  in   the   third   quarter
of    1996,    due    to    decreases    in   interest    income.    With    the
acquisition    of    ALR    being   funded   through    the    Company's    cash
reserves,     the     third     quarter    experienced     a     decrease     in
availability    of    additional   cash   and   marketable    securities    from
the    previous    year's    quarter    causing    decreases    in    additional
interest   income.    This   decrease   was   partially   offset   by    foreign
exchange   transaction   gains   recognized  during   the   third   quarter   of
1997.     For    the   nine   months   ended   September   30,    1997,    other
income,   net   increased   to   $20.2  million  from   $19.1   million   during
the    first   nine   months   of   1996.    The   principal   cause   for   the
increase    was    additional   interest   income   as   a   result    of    the
availability    of    additional   cash   and    marketable    securities,    on
average,   during   the  first  nine  months  of  1997  as   compared   to   the
same   period   of   time   in  1996.   This  increase  was   partially   offset
by   foreign   exchange   transaction   losses   and   decreases   in   referral
commissions from internet providers over the nine month period.

        Income    Taxes    The   nonrecurring   expenses   relating    to    the
write-off    of    in-process    research    and    development    arising    in
connection   with   the   acquisitions   of   ALR   and   certain   assets    of
Amiga    Technologies    during   the   third   quarter    were    nondeductible
for   income   tax   purposes.    As   a   result,   the   Company's   effective
tax   (benefit)   rate   was  (19.0%)  and  70.4%  for  the   three   and   nine
months    ended   September   30,   1997,   with   the   third   quarter    rate
representing   the   income  tax  benefit  due  to   the   net   loss   reported
for    the   quarter.    The   Company's   effective   rate   was   35.3%    and
34.5% for the three and nine months ended September 30, 1996.


Liquidity and Capital Resources

         The    Company    has    financed    its    operating    and    capital
expenditure    requirements   to   date   principally    through    cash    flow
from   its   operations.   At  September  30,  1997,  the   Company   had   cash
and   cash   equivalents   of   $274.0   million,   marketable   securities   of
$21.4    million    and   an   unsecured   committed   credit   facility    with
certain   banks   of   $225  million,  consisting  of  a   revolving   line   of
credit    facility   and   a   sub-facility   for   letters   of   credit.    At
September    30,    1997,    no    amounts   were    outstanding    under    the
revolving     line    of    credit.     Approximately    $4.2    million     was
committed    to    support    outstanding    standby    letters    of    credit.
Management    believes    the    Company's   current    sources    of    working
capital,     including     amounts    available    under     existing     credit
facilities,    will   provide   adequate   flexibility   for    the    Company's
financial needs for at least the next 12 months.

       The   Company   generated   $30.6  million  in   cash   from   operations
during   the   first   nine   months  of  the   year.    Net   income   adjusted
for    non-cash    items    totaled    $132.7    million,    including    $113.8
million    in    nonrecurring   items   and   increases    in    deferred    tax
assets    of    $63.7    million.     An   increase    in    inventory    levels
consumed    approximately   $83.5   million   in   cash,   but   was   partially
offset   by   an   increase   in  accounts  payable   of   $41.9   million   and
other   liabilities   of   $36.9  million.   The  timing   of   federal   income
tax   payments   in   the   first  nine  months  consumed   $29.3   million   in
cash.    The   Company   used  approximately  $271.8  million   in   cash   from
investing   activities   as   a   result  of   the   $142.3   million   purchase
of   ALR,   net   of   cash   acquired,  the  Company's   continued   investment
in   facilities,   and   a   $21.3   million  net   investment   in   marketable
securities .

         At     September    30,    1997,    the    Company    had     long-term
indebtedness   and   capital   lease   obligations   of   approximately    $18.7
million.     These    obligations   relate   primarily    to    the    Company's
expansion    of    international   operations    and    its    investments    in
equipment   and   facilities.    Borrowings,   exclusive   of   capital    lease
obligations,   bear   fixed   and   variable   rates   of   interest   currently
ranging   from   interest   free  (for  certain   incentive   funds   from   the
Industrial     Development    Authority    of    the    City     of     Hampton,
Virginia)   to   8.87%   and   have  varying  maturities   through   2001.   The
Company's    capital    lease   obligations   relate    principally    to    its
computer and telephone system equipment.

       On   July   23,   1997,   the  Company  completed  the   acquisition   of
Advanced   Logic   Research,   Inc.   (ALR).    The   acquisition   was   funded
through   the   Company's   cash   reserves   for   $142.3   million,   net   of
cash    acquired.     Of    the    purchase    price,    $58.6    million    was
allocated    to    in-process   research   and   development   projects.     The
Company   expects   ALR   to   continue   to   develop   these   projects   into
commercially    viable   products   in   the   normal   course    of    business
over the next 1 to 5 years.

       The   Company   anticipates  that  it  will  retain   all   earnings   in
the   foreseeable   future   for  development   of   its   business   and   will
not distribute earnings to its stockholders as dividends.

Factors That May Affect Future Results

       This   Report   includes   forward-looking  statements   made   in   good
faith    based   on   current   management   expectations   pursuant   to    the
safe    harbor    provisions    of    the    Private    Securities    Litigation
Reform   Act   of   1995.  These  statements  are  not  guarantees   of   future
performance   and   actual   outcomes   may   differ   materially   from    what
is expressed or forecasted.

       Factors   that   could  cause  future  results  to  differ   from   these
expectations    include    the    following:    growth    in    the     personal
computer     industry;    competitive    factors    and    pricing    pressures;
component    supply   shortages;   inventory   risks   due    to    shifts    in
market    demand;    the    outcome   of   pending   and   future    litigation;
changes    in    government    regulation;   foreign   currency    fluctuations;
risks     of     acquired     businesses;    and    general     domestic     and
international economic conditions.

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

        Management    of    rapid    growth   of    the    Company,    including
problems    with    respect   to   the   size   of   its    work    force    and
production     facilities    and    the    adequacy    of     its     management
information   and   other   systems,   purchasing   and   inventory    controls,
and   the   forecasting   of   component  part   needs   and   pricing   changes
have   the   potential   to   affect  results.   These   problems   can   result
in    high   backlog   of   product   orders,   delays   in   customer   support
response times and increased expense levels.

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



                     II.  OTHER INFORMATION


     1Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:



    Exhibit                    Description of Exhibits
      No.

     10.13    1997 Amended and Restated Credit Agreement dated as of
              September 25, 1997 among the Company, the banks party thereto, Norwest Bank Iowa, N.A., as Administrative Agent and Bank of America National Trust and Savings
              Association as Documentation Agent, filed herewith.

     10.14 Consultation and Noncompetition Agreement dated as of August 28, 1997 between the Company and Richard D.
              Snyder, filed herewith.

      27.1    Financial Data Schedule, filed herewith.


  (b)     Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997


                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Gateway 2000, Inc.


Date:  November 13, 1997
                                 By: /s/David J. McKittrick
                                    David J. McKittrick
                                   Senior Vice President, Chief
                                    Financial Officer and
                                   Treasurer (authorized officer
                                    and chief accounting officer)



  Exhibit                             INDEX TO EXHIBITS
    No.

  10.13            1997 Amended and Restated Credit Agreement dated as of
                   September 25, 1997 among the Company, the banks party thereto
                   Norwest Bank Iowa, N.A., as Administrative Agent and Bank of America National Trust and Savings Association as
                   Documentation Agent, filed herewith.

 10.14             Consultation and Noncompetition Agreement dated as of August
                   28, 1997 between the Company and Richard D. Snyder, filed herewith.

 27.1              Financial Data Schedule, filed herewith.



