Form 10-K405
period 1997-12-31
GATEWAY 2000 INC
filed 1998-03-26
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1997

                 Commission file number 0-22784


                       GATEWAY 2000, INC.



A Delaware Corporation                   I.R.S. Employer Number
                                                   42-1249184


  610 Gateway Drive, North Sioux City, South Dakota 57049-2000

                Telephone number: (605) 232-2000


Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
Common Stock, par               New York Stock Exchange
value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 13, 1998 (based on the last sale price of $42 per share for the registrant's Common Stock on the New York Stock Exchange as of such date) was $3,644,782,344. At such date, there were 154,857,480 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Gateway's definitive proxy statement relating to its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

                             PART I

Item 1.  Business

General

     Gateway 2000, Inc. and its subsidiaries (collectively "Gateway" or the "Company") is a leading direct marketer of personal computers ("PCs") and related products and services. Gateway develops, manufactures, markets, and supports a broad line of desktop and portable PCs, digital media (convergence) PCs, servers, workstations and PC-related products used by individuals, families, businesses, government agencies and educational institutions. In November 1997, Gateway became the first major PC manufacturer to offer nationwide Internet provider service directly to its customers through gateway.netSM internet services. The Company believes it is one of the leading suppliers of PCs to the U.S. consumer market, with a market share of approximately 12% in the 1997 fourth quarter. Gateway's strategy is to deliver the best value to it's customers by offering quality, high-performance PCs and other products employing the latest technology at competitive prices and by providing outstanding service and support. Internet users can access information about Gateway and its products and services at http://www.gateway.com.

     Gateway was incorporated in Iowa on August 15, 1986, merged into a South Dakota corporation of the same name effective December 29, 1989, and merged into a Delaware corporation of the same name effective February 20, 1991. In December 1993, Gateway completed its initial public offering of Common Stock and was listed on NASDAQ. On May 22, 1997, Gateway moved to the New York Stock Exchange, and began trading under the symbol GTW.

Strategy

     Gateway's strategy is comprised of the following:

     Direct Marketing. Gateway markets its products directly to PC customers, primarily by placing advertisements in computer trade magazines, newspapers, selected family-oriented business and travel publications and its internet website, http://www.gateway.com. Gateway also conducts a national consumer-oriented television advertising campaign. The Company has expanded its marketing operations through the opening of Gateway CountrySM stores including 22 stores opened in the fourth quarter of 1997. The Gateway Country store concept allows customers to operate and evaluate the entire line of Gateway products. Unlike traditional retail channels, these locations maintain no inventory of finished systems. At December 31, 1997, Gateway operated 37 Gateway Country stores.

     As compared with more traditional channels of distribution, the direct approach to the PC marketplace provides several advantages. First, Gateway believes it can consistently maintain competitive product pricing by avoiding the additional markups and the inventory and occupancy costs associated with traditional retail channels. Second, by avoiding the higher levels of inventory required in traditional retail channels, Gateway attempts to reduce its exposure to the risk of product obsolescence and improve its flexibility in offering new products to customers on a timely basis. Third, Gateway believes that working directly with PC customers promotes customer loyalty and brand awareness. For example, Gateway believes that over one-half of its business is attributable to repeat or referral customers.

     Quality Products. Gateway believes that as PC customers have gained greater knowledge and sophistication in their purchasing decisions, quality and reliability have become increasingly important decision-making factors. Gateway works closely with its suppliers to develop high-quality components, manufactured to Gateway's specifications. In addition, every Gateway 2000 PC undergoes extensive quality control testing.

     Latest Technology. Gateway works directly with a wide range of suppliers to evaluate the latest developments in PC-related technology. Gateway believes that these relationships, together with market information obtained from its direct customer relationships, have enabled it to bring to the market on a timely basis products with broad market demand. The flexibility of build-to-order manufacturing, low inventory and short production lead times allow Gateway to rapidly introduce and deliver appealing new products and software.

     Gateway is generally one of the earliest PC manufacturers to incorporate Intel Corporation's latest PC microprocessors into its product line, most recently including the Pentium IIr. At the end of the fourth quarter of 1997, Gateway was an industry leader in shipments of Pentium IIr based PCs.

     In July 1997, Gateway acquired Advanced Logic Research, Inc.
(ALR). ALR designs and manufactures multiprocessor servers, computer workstations and desktop PCs. ALR operates as a wholly-owned subsidiary of Gateway and continues to market its products under the ALR brand through its established worldwide network of resellers, system integrators, dealers and distributors and selected original equipment manufacturers. As a result of the technology acquired with the ALR acquisition, Gateway has introduced a number of server and high-end desktop products under its own brand. Gateway's server products utilize ALR's four-way and six-way symmetrical multiprocessing technology.

     For a discussion of certain risks associated with Gateway's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" beginning on page 15 of this Report.

     Quality Service and Support. Gateway believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs. To provide superior service and support to its customers, Gateway utilizes more than 4,700 customer and technical support representatives specifically trained to assist customers with the resolution of technical questions relating to Gateway's products. Gateway maintains separate technical support organizations in the United States, Europe, Japan, Australia, and Malaysia.

     Competitive Pricing. Gateway offers its products at competitive prices. To profitably deliver quality products at competitive prices, Gateway seeks to maintain a low-cost operating structure. First, in addition to the cost advantages of marketing its products directly to end users, Gateway endeavors to minimize overhead expenses. For example, by virtue of its locations in South Dakota, Virginia, Ireland and Malaysia, Gateway believes that it has been able to lower expenses because of the relatively lower costs associated with the facilities, work forces and taxes in these locations. Second, Gateway's in-house engineering personnel work closely with component suppliers in developing and implementing new technology, reducing the investment usually associated with a traditional, in-house research and development group. Finally, Gateway believes its large volume of business affords it certain purchasing powers and economies of scale which lower its unit costs and contribute to operating efficiencies.

     Growth Initiatives. The growth in Gateway's net sales and earnings to date has resulted primarily from the sale of desktop PCs to individuals, small businesses and corporate, governmental and institutional customers in the U.S. market. Also, growth in net sales of Gateway's portable products has continued from previous years. Gateway has continued to expand its product line, including the NS-Series servers being introduced in Gateway's product line for the first time in 1997. Gateway believes that most of its continued growth will come from four areas: the domestic consumer market, including the developing market for family-use PCs; the small to medium-size business; the further development of major account relationships (generally,
Fortune 1000 companies, governmental entities and educational institutions); and the continued expansion of its international operations. Also, Gateway has continued its efforts to reach these markets through its development of the Gateway CountrySM stores, allowing direct interaction with retail customers, and the enhancement of its outside sales force which serves businesses, government agencies and educational institutions. By the end of 1997, Gateway had opened 37 stores. Gateway expects to more than double the total number of stores by the end of 1998.

Geographic Areas of Operation

     Gateway has organized its global operations into three operating regions. The Americas region principally includes the United States, Canada, and South America, and is managed from North Sioux City, South Dakota. The Europe region which is managed from Dublin, Ireland includes the European countries and certain countries in the Middle East and in Africa. The Asia Pacific region includes operations in Japan, Australia, Singapore, Malaysia and Hong Kong. A summary of operating results for Gateway's industry segment, broken down by geographic area, is incorporated herein by reference to Note 12 of the consolidated financial statements included on page 34 of this Report.

Products

     Gateway offers a broad line of desktop and portable PCs, digital media (convergence) PCs, servers, workstations, and access to the Internet, as well as peripheral products, third party software, and service and support programs. GatewayTM PCs are custom-configured with a choice of microprocessors of varying clock speeds, memory and storage capacities, as well as other options, all as specified by the customer. Additionally, PCs are available with a wide variety of operating and application software.

     Desktop PCs. Gateway has three lines of desktop PCs. The Gateway G-Series of desktop PCs is primarily designed for home users and typically includes CD-ROM, graphics, and audio systems. The E-Series and GP-Series lines of desktop PCs are designed for businesses of all sizes, including those with networked environments. All desktop PCs utilize Intel Pentiumr processors and are available with MMX technology. During the last quarter of 1997, Pentium II processor - based desktop systems accounted for 43% of desk-top shipments.

     Portable PCs. Gateway Solo portable PCs provide portable computing capabilities for users who operate in both a mobile and networked environment. The systems can be designed for either home or business use and are available with docking stations and various multimedia applications. Portable systems also utilize Intel Pentium processors and are available with MMX technology. Portables are a fast growing segment of the business, representing approximately 11% of sales in 1997.

     Digital Media (Convergence) PCs. Digital media (convergence) PCs combine home entertainment or business conference room and personal computing capabilities into a single product. These systems typically can include large color monitors, wireless keyboard and pointing devices, CD and digital video disc (DVD) ROM drives, a TV/VGA video card, a high fidelity audio card, and a communication center with a high speed internet connection. Gateway is a market leader in this product line.

     Servers.   The  NS-Series  of network  servers  can  meet  a
variety of server applications within a networked computing environment and can be designed with up to six Pentium Pror processors in a rack mountable or free standing configuration. The NS Rack Mount provides centralized computing in a single, space-saving location that offers ease of serviceability. The NS-Series of products also includes the NS-Data Station line of external storage sub-systems, and a series of rack options such as Rack Cabinets, Quick Hot Swap drawers, and Tape Backup Unit drawers.

     gateway.netSM Internet service. In November 1997, Gateway became the first major PC manufacturer to offer nationwide Internet provider service directly to its customers. gateway.net Internet service offers electronic mail, Internet access, and an array of news, entertainment, family-oriented topics, weather, sports, Internet tips and tutorials.

     Peripheral Products and Software. Gateway also offers a variety of additional products including monitors, printers, fax/modems, CD-ROM drives, external storage devices, and popular third party software titles.

 Product Development

     Gateway's expenditures on research, development and engineering in each of the last three years were less than 1% of net sales. Gateway maintains close and cooperative relationships with many of its suppliers and with other technology developers. These relationships and Gateway's own engineering staff have enabled Gateway to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market. Gateway believes that its strong relationships with its suppliers will continue to give Gateway access to new technology and enhance its ability to bring the latest technology to market on a timely basis. In addition, ALR maintains a research and development staff. Direct relationships with its customers also enable Gateway to obtain valuable market information, which it uses to assist in developing its offerings of new products and product features.

Manufacturing and Materials

     Gateway has designed its manufacturing process to provide products custom-configured to conform to customer specifications. Gateway uses production teams to assemble its desktop PCs with each member of a production team trained to do several tasks, increasing flexibility and efficiency. Third-party suppliers manufacture the base configuration for portable PCs and Gateway completes final configuration. Gateway's production teams perform quality control tests on each PC, and Gateway's quality assurance staff inspects samples of completed PCs to ensure that the PCs meet Gateway's quality specifications and applicable regulatory requirements. Each PC is shipped from Gateway's manufacturing facilities ready-for-use, with certain application software already installed. Replacement parts are also generally shipped directly from Gateway to its customers.

     Although Gateway designs and contracts for the manufacture of components according to Gateway's specifications, Gateway does not itself manufacture any components used in its PCs. Gateway attempts to use parts and components available from, and cross-compatible between, multiple suppliers. In some circumstances, however, Gateway maintains single-source supplier relationships due to technology, availability, price, quality or other considerations.

     Gateway's desktop and portable computer manufacturing operations in North Sioux City, South Dakota, Hampton, Virginia, Singapore and Malacca, Malaysia have been assessed and certified as meeting the requirements of the International Organization for Standardization (ISO) 9002. ISO 9002 certification recognizes Gateway's compliance with international standards for quality assurance.

     In general, Gateway does not enter into long-term contracts for the supply of components used in the manufacture of GatewayTM PCs. Gateway believes that short-term supply arrangements generally allow it to respond more effectively to rapid technological change and consumer preferences. In the future, Gateway may enter into long-term supply arrangements when management believes it is prudent.

     Occasional disruptions to Gateway's normal production schedules have been, and may continue to be, experienced because of suppliers' failures to meet component delivery schedules. These disruptions can result in manufacturing inefficiencies and may temporarily increase Gateway's backlog. Gateway tries to reduce such disruptions by regularly evaluating supplier performance and seeking alternate or additional suppliers as necessary.

     Gateway requires a high volume of quality components for the manufacture of its products. The computer industry periodically experiences shortages of certain components, such as memory, CD-ROM drives or video cards. An industry shortage or other constraint of any key component could adversely affect Gateway's ability to deliver products on schedule or to realize expected gross margins.

Marketing and Sales

      Gateway is among the industry leaders in PC sales to home users and small and medium businesses. In 1997, approximately 35% of total Gateway sales were to U.S. home users, 30% to U.S. businesses, 20% to U.S. educational institutions and government, and 15% of total sales were international.

     Gateway markets its products directly to PC customers, primarily by placing advertisements in computer trade magazines, newspapers, selected family-oriented business and travel publications and its internet website, http://www.gateway.com. These advertisements include product information and Gateway's toll-free telephone numbers. Gateway also conducts national consumer-oriented television advertising campaigns. Gateway believes its creative marketing, including use of its famous trademarked "BLACK AND WHITE SPOT" Design on product packaging, has helped generate significant brand awareness and a loyal customer base.

     As of December 31, 1997, a sales force of approximately 2,400 Company employees sold Company products directly to customers over the telephone. Customers can order products over the telephone up to fifteen hours a day and seven days a week in the U.S. and six days a week elsewhere in the world. As of December 31, 1997, Gateway utilized over 4,700 customer and technical support representatives providing comprehensive service and support. Gateway's sales force and customer service staff have continued to expand to meet increased demand for Gateway products and support services. For example, Gateway has increased its major accounts sales force in support of its Fortune 1000 customer base. Gateway has also expanded its Gateway CountrySM stores to 37 stores throughout 20 states, allowing customers direct interaction with sales representatives.

     In April 1996, Gateway became the first major PC manufacturer to provide consumers the ability to custom configure, order and pay for a personal computer via the world wide web. During the peak fourth quarter holiday season in 1997, sales over the Company's web site exceeded $4.0 million per day.

     Over 50% of Gateway's business is believed to be attributable to either previous buyers of GatewayTM PCs or new customers referred by previous buyers. Gateway has sold over 8.3 million PCs to date, and maintains a database of its customers. To capitalize on this customer database, Gateway has introduced innovative means of marketing and communication. These include the Gateway Moola Mastercardr credit card that gives consumers a rebate applicable toward future Gateway purchases and the quarterly GW2k: Gateway Magazine. In October 1995, Gateway opened a web site on the Internet, at the address
http://www.gateway.com. The web site and the GW2k: Gateway Magazine offer information on Company events, new product offerings and technical support advice. In addition, regular surveys of Gateway's customers also give Gateway valuable marketing, service and product information.

Product Warranties and Technical Support

     Gateway believes its product warranties and support are essential to achieving customer satisfaction and maintaining Gateway's image. The key elements of Gateway's product warranties and technical support program, including the Gateway GoldSM service and support program, are as follows:

     30-Day Limited Money-Back Guarantee. In general, Gateway provides a 30-day money-back guarantee for customer returns.
Shipping charges to and from the customer are non-refundable.

     Limited Warranty. Gateway provides a three-year limited warranty for desktop PCs, and a one-year limited warranty for portable PCs. The warranty period begins at the delivery date of the product and covers repairs or replacements for any defect in either workmanship or components. Gateway will test and ship a new or remanufactured replacement part, which the customer can then install. Technicians are specifically trained to assist customers in the installation of replacement parts via telephone support.

        On-Board Diagnostic Tools. During 1998, Gateway expects to launch the HelpSpotTM software tools, which will provide customers with a suite of diagnostic tools to diagnose system problems. The HelpSpot software tools also include tutorial information to assist customers with system operations.

     Toll-Free Telephone Technical Support. Gateway offers its customers telephone access to technical support services (toll-free in the U.S., Australia, Austria, Belgium, France, Germany, Ireland, Japan, Luxembourg, Switzerland, the United Kingdom, Sweden, Malaysia and the Netherlands). Gateway's technicians are specifically trained to assist customers with the resolution of technical questions related to Gateway's products. Gateway provides 24 hours per day, seven days per week telephone support in the U.S. and in Japan. In addition, technicians have access to a technical laboratory which allows them to replicate and attempt to solve specific customer problems. Each technician initially receives 160 hours of classroom diagnostic training and receives additional classroom training as new products are introduced. Gateway also employs a more experienced technical staff whose primary purpose is to assist the technicians on the telephone, answer complex questions and provide on-the-job training. Gateway utilizes an interactive response system to provide recorded answers to the questions most frequently asked by customers.

     Technical Support Via E-Mail and Fax. In addition to the toll-free telephone support, Gateway's customers may send questions regarding Gateway's products via e-mail or fax and receive assistance from Gateway's technicians. Customers may also use a touch tone telephone to obtain automatic fax delivery of any of approximately 150 documents containing various technical information with regard to Gateway's products.

     Web Site: Bulletin Board Support. Gateway has a website on the Internet which, among other things, allows users to access technical support information with regard to Gateway's products. Gateway also offers its customers free membership to its electronic bulletin board service. This service may be used to obtain technical advice, and the website and the electronic bulletin board service permit users to correspond with other Gateway PC users and download selected software. In addition, Gateway's technicians are responsible for supporting customers on various other websites and bulletin board systems.

     On-Site Repair Service.  On-site repair service is available
at   Gateway's  discretion  through  independent  contractors  in
Gateway's principal markets for desktop PCs.

     Gateway Service Options. Gateway offers several fee-based service options to give customers the flexibility to customize our services to their needs. Gateway GoldSM Premium service and support provides two additional years of onsite service as well as priority access to technical support professionals for desktop PCs. For portable PCs, the extended service option provides an additional two years of parts replacement coverage as well as priority access to technical support professionals. Custom Integration Services (CIS) allows customers to custom configure their systems with non-Gateway standard components, software, and services. In addition, software tutorial services are available through an independent supplier.

Patents, Trademarks and Licenses

     The Company holds several U.S. and foreign patents and has various U.S. and foreign patent applications pending. In addition, Gateway works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology. Where necessary, Gateway has obtained patent licenses for certain technologies, some of which require significant royalty payments. Beginning in 1995, Gateway began to emphasize in-house patent generation and strategic acquisition of patents. While Gateway does not believe that its continued success will depend upon technology patented or acquired by Gateway, there can be no assurance that Gateway will continue to have access to existing or new third-party technology for use in its products. If Gateway or its suppliers were unable to obtain licenses necessary to use protected technology in Gateway's products on commercially reasonable terms, Gateway may be forced to market products without certain desirable technological features. Gateway could also incur substantial costs to redesign its products around other parties' protected technology or to defend patent or copyright infringement actions against Gateway.

     Gateway owns and uses a number of trademarks on or in connection with its products, including AnyKey, "BLACK AND WHITE SPOT" Design, CrystalScan, Destination, Family PC, Gateway 2000, Gateway Gold, "G" Design, Telepath, Gateway Solo, Vivitron and "You've Got a Friend in the Business", among others. Many of these trademarks are registered. Gateway believes the GATEWAY 2000 and the famous "BLACK AND WHITE SPOT" design trademarks have strong brand name recognition in the United States marketplace and plans to develop similar recognition internationally.

     Because software used on Company-manufactured PCs may not be Company-owned, Gateway has entered into software licensing or cross-licensing arrangements with a number of software developers, including Microsoft Corporation. For example, Gateway has licenses with Microsoft Corporation for Windows 95, Windows, MS-DOS and Microsoft Office software products, among others.

Competition

     The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. Gateway competes primarily by adding new performance features to products while minimizing corresponding price increases. Timely introduction of new products or product features by Gateway cannot be guaranteed. Likewise, no assurance can be given that Gateway will continue to compete successfully by adding new features to its products without corresponding price increases. In recent years Gateway and many of its competitors have regularly lowered prices, and Gateway expects these pricing pressures to continue. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce profits.

     Gateway competes with companies who sell their products primarily through direct marketing channels, such as Dell Computer Corporation and Micron Electronics, Inc. In addition, Gateway competes directly and indirectly with PC manufacturers, such as International Business Machines Corporation, Compaq Computer Corporation, Packard Bell Electronics, Inc., Hewlett-Packard Company and Apple Computer, Inc. In addition to utilizing their own direct sales forces, these competitors market their products through national and regional distributors and dealers; distribution channels in which Gateway generally has not participated other than through its ALR subsidiary.

     Competitive factors in Gateway's markets include price, availability of new technology, variety of products and features offered, availability of peripheral products and software, marketing and sales capability, service and support. Gateway believes it competes favorably with respect to each of these factors.

Seasonality

     The computer industry generally has been subject to seasonality and to significant quarterly and annual fluctuations in operating results, and Gateway's operating results have been subject to such fluctuations. Fluctuations can result from a wide variety of factors affecting Gateway and its competitors. These factors include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Gateway's business is also sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions. Historically, Gateway's sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending.

International Operations

     Through its wholly owned subsidiaries, Gateway 2000 Ireland Limited and Gateway 2000 Europe (collectively, "Gateway Ireland"), Gateway opened a sales, service and production facility in Dublin, Ireland on October 1, 1993. Since then,
Gateway has expanded its operations and facilities into other European countries and currently has showrooms in London, Paris, Munich, Cologne, Stockholm and Amsterdam and sales and support facilities in Germany and the United Kingdom. In the last half of 1995, Gateway entered the Asia Pacific region with sales and support facilities in Japan, showrooms in Tokyo, Melbourne,
Brisbane and Sydney, a manufacturing facility in Malacca, Malaysia and the acquisition of the business and substantially all of the assets of Osborne Computer Corporation, an Australian PC maker. During 1997, showrooms were opened in Perth, Australia; Auckland, New Zealand; and Kuala Lumpur, Malaysia. Gateway also expanded in Kuala Lumpur with a new call center to handle the direct sales activities of Malaysia, Singapore and Hong Kong as well as customer support activities. A Gateway Country SM store was introduced in Osaka, Japan during 1997, with another store in Nagoya to become functional in June 1998.

     Gateway uses either direct selling or distributors to market PCs in foreign countries, depending on each country's infrastructure, consumer preferences, language and culture. While Gateway's international operations have increased market share to date, there can be no assurance that Gateway's expansion into international markets will be successful. Failure of Gateway to achieve or maintain successful international operations could materially and adversely affect Gateway's business, consolidated financial position or results of operations.

     In addition to the challenges to Gateway of managing the potential growth of its international operations, international expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, and delivery and support logistics. There can be no assurance that Gateway will effectively manage these additional risks.

Government Regulation

     Gateway's PCs must meet standards established by the Federal Communications Commission, and similar agencies in other countries, for radio frequency emissions and must receive appropriate certification prior to being shipped. A delay or inability to obtain certification may delay or prevent Gateway from introducing new products or features and therefore could materially and adversely affect Gateway's business, consolidated financial position, results of operations or cash flows.

     In addition, Gateway's advertising, shipping and other operations are subject to state regulations, regulations of the Federal Trade Commission and the U.S. Department of Commerce in the U.S., and similar foreign agencies in foreign jurisdictions. Even inadvertent or sporadic failure to comply with such regulations can result in significant fines, penalties and forced rebates levied against Gateway or special restrictions placed on Gateway's ability to ship product overseas. While Gateway has not been subject to any significant enforcement penalties to date, and while Gateway continues to use its best efforts to comply with all applicable foreign and domestic governmental regulations, Gateway does have matters pending before these agencies and accordingly, there can be no assurance that significant penalties will not be levied against Gateway in the future.

Employees

     As of December 31, 1997, Gateway had approximately 13,300 full-time employees, of which 10,600 were in the U.S., 1,600 were in Europe and 1,100 were in other foreign countries. No employee of Gateway is represented by a labor union. Gateway believes employee relations are generally good.

Backlog

      As of December 31, 1997, backlog was approximately $135 million, compared with backlog of approximately $110 million at the end of fiscal 1996. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders under certain circumstances.

Customers

     No customer accounted for 10% or more of Gateway's sales in 1997.

Item 2. Properties

     Gateway owns 111 acres of land and facilities with a total of 856,800 square feet of space in North Sioux City, South Dakota. These facilities house Gateway's headquarters, a production facility, a customer sales and support center, a training center and warehouse space. Gateway also leases facilities with a total of 82,000 square feet of space in North Sioux City, South Dakota which are used for manufacturing and warehouse space. Gateway leases 162,700 square feet in Vermillion, South Dakota used for customer service and warehouse space.

     Gateway owns facilities with a total of 218,000 square feet of space in Sioux Falls, South Dakota. These facilities serve as a base for the sale and fulfillment of orders for add-on PC components, the receipt of returned merchandise and the fulfillment of orders for customer replacement parts. Gateway leases 182,000 square feet in Sioux Falls for remanufacturing operations.

     Gateway owns a facility with 208,400 square feet of space in Kansas City, Missouri and Kansas City, Kansas. The facility is used for a customer sales and support center.

     Gateway owns facilities with a total of 424,000 square feet of space in Hampton, Virginia. These facilities are used for manufacturing, customer support, and warehouse space. Gateway leases facilities in Irvine, California totaling 115,000 square feet. The facilities are used for manufacturing, sales, warehouse, and office space. Gateway also leases Gateway CountrySM store space in 37 cities located in 20 states, totaling 377,900 square feet.

     Gateway has purchased 35 acres of land in Salt Lake City, Utah and is currently constructing a facility to house another manufacturing plant. Gateway has also purchased 9 acres of land and a 50,000 square foot facility in Rio Rancho, New Mexico to be used as a customer support center. In Colorado Springs, Colorado, Gateway has leased a 50,000 square foot facility to be used as a customer support center.

     Gateway's European operations are based in Dublin, Ireland, where Gateway owns a 310,000 square foot facility. The facility houses Gateway's European headquarters, production facility, customer sales and support center and warehouse space. In Liederbach, Germany, Gateway leases a facility used for office and warehouse space. Gateway also leases showroom space in London, Paris, Munich, Cologne, Stockholm, and Amsterdam.

     In Malacca, Malaysia, Gateway owns a 187,200 square foot manufacturing facility which was opened to serve Gateway's markets in the Asia Pacific region. Gateway also leases a showroom and call center space in Kuala Lumpur. In Australia, Gateway leases a 57,000 square-foot sales and distribution facility in Sydney. Additionally, Gateway leases showroom space in Brisbane, Melbourne and Sydney. In Japan, Gateway leases facilities with 80,900 square feet in Yokohama and Tokyo used for a customer sales and support center and warehouse space.

Gateway  also  leases  showroom space in  Tokyo  and  Osaka.   In
Singapore, Gateway leases a total of 32,900 square feet of facilities for office, manufacturing, and warehouse space.

Item 3.  Legal Proceedings

     Gateway is a party to various lawsuits and administrative proceedings arising in the ordinary course of its business. Gateway evaluates such lawsuits and proceedings on a case by case basis, and its policy is to vigorously contest any such claims which it believes are without merit. Gateway's management believes that the ultimate resolution of such pending matters will not materially and adversely affect Gateway's business, consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.
                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Market Information

     As of May 22, 1997, the Common Stock was quoted on the New York Stock Exchange under the trading symbol "GTW". Prior to May 22, 1997, the Common Stock was quoted on the NASDAQ National Market under the trading symbol "GATE". The following table sets forth the quarterly high and low price per share information for the Common Stock as quoted at the close of trading on such date in 1996 and 1997 and as adjusted for a two-for-one stock split on June 16, 1997:

                                High                 Low
1996:
        1st quarter           $ 16.13             $  9.00
        2nd quarter           $ 20.75             $ 13.63
        3rd quarter           $ 25.07             $ 13.88
        4th quarter           $ 33.13             $ 22.32


1997:
        1st quarter           $ 32.63             $ 23.81
        2nd quarter           $ 37.38             $ 26.19
        3rd quarter           $ 44.75             $ 31.50
        4th quarter           $ 36.13             $ 25.13

Holders of Record

     As of March 13, 1998, there were 4,543 holders of record of the Common Stock. There were no issued and outstanding shares of the Class A Common Stock as of such date. The Class A Common Stock is non-voting except on matters for which the General Corporation Law of the State of Delaware requires class voting.

Dividends

     Gateway management believes the best use of retained earnings is to fund internal growth. As a result, Gateway has not declared any cash dividends on Common Stock since it was first publicly registered and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The   following  historical  data  were  derived  from   the
Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 19 of this Report and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11 of this Report. The information below is not necessarily indicative of the results of future operations.

                             Year Ended December 31,

                         1993         1994       1995        1996         1997
                        (in thousands, except per share data)

     Consolidated Statements of Operations Data:
Net sales              $1,731,664        $2,701,200     $3,676,328        $5,035,228      $6,293,680
Cost of goods sold      1,460,842         2,343,698      3,070,234         4,099,073       5,217,239
   Gross profit           270,822           357,502        606,094           936,155       1,076,441
Selling, general and
  administrative                                           357,086           580,061         786,168
  expenses                121,682           216,505
Nonrecurring                                                                                 113,842
expenses                        -                 -              -                 -
Operating income          149,140           140,997        249,008           356,094         176,431
Other income, net           4,848             5,106         13,085            26,622          27,189
  Income before
    income taxes          153,988           146,103        262,093           382,716         203,620
Provision for actual
  and pro forma                                                              132,037
  income taxes             53,896            50,130         89,112                            93,823
Net income and pro
  forma net income      $ 100,092         $  95,973     $  172,981        $  250,679     $   109,797
Net income and pro
  forma Net income
  per share:
     Basic             $      .82     $      .66      $     1.19        $     1.64        $       .71
     Diluted           $      .71     $      .61      $     1.09        $     1.60        $       .70
Weighted average
 shares outstanding:
     Basic                122,504           144,768        145,256           152,745         153,840
     Diluted              141,907           157,313        157,988           156,237         156,201

                                  December 31,

                           1993       1994       1995          1996
             1997
                                          (in thousands)
     Consolidated Balance Sheet Data:

 Current assets              $ 500,520    $  654,160     $  866,189       $1,318,342    $ 1,544,683
 Total assets                $ 564,281    $  770,579     $1,124,011       $1,673,411    $ 2,039,271
 Current liabilities         $ 254,844    $  348,875     $  525,291       $  799,769    $ 1,003,906
 Long-term
 obligations,
   net of current            $  29,145    $   27,131     $   10,805       $    7,244    $     7,240
   maturities
 Stockholders' equity        $ 280,292    $  376,035     $  555,519       $  815,541    $   930,044

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below.

Results of Operations

     The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                      1995         1996         1997
 Net sales                           100.0%       100.0%       100.0%
 Cost of goods sold                   83.5%        81.4%        82.9%
   Gross profit                       16.5%        18.6%        17.1%
 Selling, general and
   administrative expenses             9.7%       11.5%         12.5%
 Nonrecurring expenses                 -            -            1.8%
   Operating income                    6.8%         7.1%         2.8%
 Other income, net                     0.3%         0.5%         0.4%
   Income before income taxes          7.1%         7.6%         3.2%
 Provision for income taxes            2.4%         2.6%         1.5%
 Net income                            4.7%         5.0%         1.7%

     Sales. Sales in 1997 increased 25% to $6.29 billion from $5.04 billion in 1996. The increase in sales resulted from continued demand growth in the Americas and Asia Pacific markets, the acquisition of Advanced Logic Research, Inc. (ALR) on July 23, 1997, and the continued growth in sales of the Company's portable products.

     Sales in the Americas region grew 25% over 1996 levels to $5.30 billion. International sales increased 25% to $989.8 million over the prior year. Sales in the Company's European region were $634.6 million, an increase of approximately 15% over the comparable period of 1996 despite a decrease in sales from the level in the second quarter of 1997. Sales for 1997 in the Company's Asia Pacific region totaled $355.2 million, an increase of 50% over 1996.

     Unit  shipments  in  1997  increased  35%  to  approximately
2,580,000 from 1,909,000 in 1996. Unit shipments in the Company's Americas region grew 35% over 1996. In the Company's European region, unit shipments grew 20% over 1996, and unit shipments in the Company's Asia Pacific region grew 84% over 1996.

     Sales from Pentium MMX-based and Pentium II-based desktop products accounted for approximately 32% and 24%, respectively, of the Company's total sales in 1997. Throughout 1997, sales from Pentium MMX-based and Pentium II-based products increased each quarter, to approximately 35% and 49%, respectively, in the fourth quarter. Portable products accounted for approximately 11% of total sales in 1997, versus approximately 9% in 1996. Portable products sales increased 56% and convergence product sales increased 55% over the prior year.

     Weighted average unit prices (AUP) declined approximately 8% during 1997. Generally, unit prices for specific PC products have decreased over time, reflecting the effects of competition and reduced component costs associated with advances in technology. The Company has generally offset the impact of these declines in component costs by adding or improving product features and by introducing new products based on newer technology at higher unit prices, resulting in fairly stable unit prices over time. When the timing of component cost reductions and new technology introduction is different, AUPs can fluctuate. The reduction in 1997 AUPs from 1996 levels is partially due to abnormally high AUPs experienced in the first four months of 1996. Beginning in the second quarter of 1996, in addition to normal component cost declines, the Company experienced significant declines in Dynamic Random Access Memory (DRAM) costs. AUPs throughout the second half of 1996 and the first half of 1997 were fairly stable, but began to decline in the third quarter of 1997 as component cost reductions again outpaced the introduction of new technology.

     Sales in 1996 increased 37% to $5.04 billion from $3.68 billion in 1995. The increase resulted from continued demand growth in the Americas and European markets, expansion into the Asia Pacific region and accelerated growth in sales of the Company's portable products. Unit shipments in 1996 increased 43% to approximately 1,909,000 from 1,338,000 in 1995. Average unit prices declined approximately 4% during 1996, reflecting the normal rate of component cost declines, significant cost declines in DRAM and a slowing of new technology during 1996.

     Gross Profit. Gross profit in 1997 increased approximately 15% to $1.076 billion from $936.2 million in 1996, but as a percentage of sales, gross profit decreased to 17.1% from 18.6%
in 1996. The decline in gross profit as a percentage of sales was due to the effects of excess inventories during the third quarter of 1997. During this time period, there were significant declines in the market value of many inventory components. In order to promptly mitigate the impact of these excess inventories, the Company sold product with profit margins below targeted levels. In addition, reserves were recorded against excess and obsolete inventories still on hand at the end of the third quarter.

     Gross profit in 1996 increased approximately 54% from $606.1 million in 1995. As a percentage of sales, gross profit increased to 18.6% from 16.5% in 1995. Gross profit improved during 1996 principally due to improvements in meeting product sales mix forecasts associated with the introduction of new products, a decrease in DRAM prices and decreases in aggregate royalty cost per unit. Gross margin as a percent of sales also increased due to the timing of component cost decreases being passed on to customers through price declines.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses in 1997 increased by approximately 36% to $786.2 million from $580.1 million in 1996. As a percentage of sales, these expenses increased to approximately 12.5% in 1997 from approximately 11.5% in 1996. The increase is primarily the result of increases in personnel, marketing, depreciation and amortization and the inclusion of the operating expenses of ALR. Beginning in 1997, certain expenses relating to the fulfillment of parts warranties have been reclassed from selling, general and administrative expenses to cost of goods sold.

     Personnel-related costs increased approximately 33% in 1997 compared with 1996, as a result of the continued building of the Company's infrastructure and increased expenditures to expand the sales force and technical support. The Company expects to continue to make the necessary personnel-related expenditures and investments to manage the growth of the Company.

     Marketing expenses increased approximately 52% in 1997 as compared to 1996. The increase represents the Company's continued efforts to target broader market bases, including the novice user. Also, marketing efforts were increased to support the expansion of the Gateway CountrySM stores.

     Depreciation and amortization expenses increased approximately 41% in 1997 compared to 1996, as a result of the Company's continued investments in facilities and software applications. Amortization expense increased due to intangible assets obtained in the acquisition of ALR during 1997.

     Selling, general and administrative expenses in 1996 increased 62% to $580.1 million from $357.1 million in 1995. As a percentage of sales, these expenses increased to 11.5% in 1996 from 9.7% in 1995. Significant factors contributing to this net increase included: higher personnel costs, additional marketing programs and overhead expenses associated with the Asia Pacific region.

     Nonrecurring Expenses. The Company recorded several nonrecurring pretax charges totaling $113.8 million in the third quarter of 1997. Of the nonrecurring charges, $59.7 million was for the write-off of in-process research and development acquired with the purchase of ALR and certain assets of Amiga Technologies. Also included in the nonrecurring charges was a non-cash write-off of $45.2 million resulting from the abandonment of a capitalized internal-use software project and certain computer equipment. In addition, $8.6 million was recorded for severance of employees and the closing of a foreign office.

     Operating Income. Due to the nonrecurring expenses incurred during the third quarter of 1997, a declining percentage of gross profit and the increase in operating expenses, operating income in 1997 decreased by 50% to $176.4 million from $356.1 million in 1996. Operating income, excluding nonrecurring items in 1997, decreased 18% from 1996 to $290.3 million. As a percentage of sales, operating income decreased to 2.8% in 1997 (4.6% excluding nonrecurring items) from 7.1% in 1996. In 1996, operating income increased 43% from $249.0 million in 1995, and remained relatively constant as a percentage of sales.

     Other Income, Net. Other income, net includes other income net of expenses, such as interest income and expense, lease financing commissions, referral fees for on-line services and foreign exchange transaction gains and losses. Other income, net increased to $27.2 million in 1997 from $26.6 million in 1996. The principal cause of this increase was the generation of additional interest income as a result of the availability of additional cash and marketable securities in 1997 compared to 1996.

     Other income, net in 1996 increased to $26.6 million from $13.1 million in 1995 primarily due to additional interest income generated as a result of the availability of additional cash and marketable securities as compared to 1995, and the generation of commissions from referrals for on-line services.

     Income Taxes. The Company's effective tax rate was 46.1%, 34.5%, and 34.0% in 1997, 1996 and 1995, respectively. The increase in the 1997 effective tax rate was primarily due to the impact of nonrecurring expenses relating to the write-off of in-process research and development arising in connection with the acquisitions of ALR and certain assets of Amiga Technologies which were nondeductible for income tax purposes. The effective tax rate for 1997 excluding the nonrecurring items was approximately 35.5%. The change from 1996 is attributed to shifts in the geographic distribution of the Company's earnings, which also impacted the change in the 1996 rate versus the 1995 rate.

Liquidity and Capital Resources

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from its operations. At December 31, 1997, the Company had cash and cash equivalents of $593.6 million, marketable securities of $38.6 million and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At December 31, 1997, no amounts were outstanding under the revolving line of credit. Approximately $3.5 million was committed to support outstanding standby letters of credit.
Management believes the Company's current sources of working capital, including amounts available under existing or future credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

     The Company generated approximately $442.8 million of cash from operations during 1997. Increases in accounts receivable and other current assets consumed approximately $96.5 million offset by decreases in inventory levels of $59.5 million. Also, increases in accounts payable, accrued liabilities and other liabilities contributed $156.9 million. The Company used approximately $360.7 million in cash for investing activities as a result of the Company's continued investment in facilities, a $38.6 million net investment in marketable securities, and the $142.3 million purchase of ALR, net of cash acquired. Of the purchase price, $58.6 million was allocated to in-process research and development projects. The Company expects ALR to continue to develop these projects into commercially viable products in the normal course of business over the next 1 to 5 years.

     At December 31, 1997, the Company had long-term indebtedness and capital lease obligations of approximately $21.2 million. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. Borrowings, exclusive of capital lease obligations, bear fixed and variable rates of interest currently ranging from interest free (for certain incentive funds from the Industrial Development Authority of the City of Hampton, Virginia) to 8.87% and have varying maturities through the year 2001. The Company's capital lease obligations relate principally to its computer and telephone system equipment.

     The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

New Accounting Pronouncements

     In  June  1997,  the  Financial Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131 - Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by management. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in 1998. Based on current internal reporting, the Company does not expect this new accounting pronouncement to have a significant impact on its segment reporting.

Year 2000

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

     In 1997, the Company created a corporate-wide Year 2000 project team representing all business units of the Company. The Company's Year 2000 remediation efforts include the implementation of upgrades to existing system applications as well as the addition and implementation of new system applications.

     The Company anticipates the implementation phase of this project to begin no later than the second quarter of 1998 and to be completed by the second quarter of 1999. If the necessary modifications and implementations are not made on a timely basis, the Year 2000 issue could have a material, adverse effect on the business, consolidated financial position, results of operations or cash flows of the Company.

     In addition to internal Year 2000 software and equipment implementation activities, the Company is in contact with its suppliers to assess their compliance. There can be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks.

     Through 1997, the Company had expensed incremental costs of approximately $350,000 related to the Year 2000 remediation efforts. The current total estimated cost to complete the Year 2000 remediation efforts is from $10 to $15 million, exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

     The Company's current estimates of the amount of time and costs necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for the Year 2000 compliance. These developments include, but are not limited to:
(a)  the availability and cost of personnel trained in this area,
(b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation. In addition, since there is no uniform definition of Year 2000 "compliance" and not all customer situations can be anticipated, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition.

Factors That May Affect Future Results

     Factors that could cause future results to differ from these expectations include the following: growth in the personal computer industry; competitive factors and pricing pressures; component supply shortages; inventory risks due to shifts in market demand; changes in the product, customer or geographic sales mix in any particular period; the outcome of pending and future litigation; access to necessary intellectual property rights; changes in government regulation; foreign currency fluctuations; risks of acquired businesses; and general domestic and international economic conditions.

     In addition to other information contained in this Report, the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause future results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

     Short product life cycles characterize the PC industry, resulting from rapid changes in technology and consumer preferences and declining product prices. The Company's in-house engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There can be no assurance that the Company will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in its products or features in a timely manner.

     Certain key management employees, particularly Ted Waitt, Chairman and Chief Executive Officer and a founder of the Company, have been instrumental in the success of the Company. The Company has not entered into an employment agreement with Ted Waitt. The loss of Ted Waitt's services could materially and adversely affect the Company.

     Over the past several years, state tax authorities have made inquiries as to whether or not the Company's alleged contacts with those states might require the collection of sales and use taxes from customers and/or the payment of income tax in those states. The Company evaluates such inquiries on a case-by-case basis, and will vigorously contest any such claims for payment of taxes which it believes are without merit. The Company has favorably resolved these types of tax issues in the past without any material adverse consequences. However, there can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

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


Item  7A.  Quantitative and Qualitative Disclosures About  Market
Risk

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

     The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, the Japanese Yen, the French Franc and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which are effective as a hedge are included in the basis of the designated transactions. Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows in any given reporting period.

     Foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates. At December 31, 1997, a hypothetical 10% adverse change in foreign currency exchange rates underlying the Company's open forward contracts would result in an unrealized loss of approximately $27 million. Unrealized gains/losses in foreign currency exchange contracts represent the difference between the hypothetical rates and the current market exchange rates. Consistent with the nature of an economic hedge, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.


Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE


Financial Statements:

Report of Independent Accountants .......................      18

Consolidated Statements of Operations for the years
     ended December 31, 1995, 1996 and 97 ...............      19

Consolidated Balance Sheets at December 31, 1996 and 1997      20

Consolidated Statements of Cash Flows for the years
     ended December 31, 1995, 1996 and 1997....................21

Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1995, 1996 and 1997..............22

Notes to Consolidated Financial Statements.................... 23

Financial Statement Schedule:

Schedule II -Valuation and Qualifying Accounts.................36

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway 2000, Inc. as of December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
January 22, 1998


                       Gateway 2000, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the years ended December 31, 1995, 1996 and 1997
            (in thousands, except per share amounts)


                                     1995              1996               1997

Net sales                      $ 3,676,328        $  5,035,228      $  6,293,680
Cost of goods sold               3,070,234           4,099,073         5,217,239
       Gross profit                606,094             936,155         1,076,441
Selling, general and
   administrative expenses         357,086               580,061         786,168
Nonrecurring expenses                    -                   -           113,842
   Operating income                249,008             356,094           176,431
Other income, net                   13,085              26,622            27,189
   Income before income taxes      262,093             382,716           203,620
Provision for income taxes          89,112             132,037            93,823
   Net income                  $   172,981        $    250,679      $    109,797


Net income per share:
   Basic                       $      1.19        $       1.64      $        .71
   Diluted                     $      1.09        $       1.60      $        .70

Weighted average shares
outstanding:
   Basic                             145,256           152,745           153,840
   Diluted                           157,988           156,237           156,201

The accompanying notes are an integral part of the consolidated financial statements.

                             Gateway 2000, Inc.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1996 and 1997
                  (in thousands, except per share amounts)
                                                     1996            1997

ASSETS
Current assets:
    Cash and cash equivalents                   $    516,360    $   593,601
    Marketable securities                                 --         38,648
    Accounts receivable, net                         449,723        510,679
    Inventory                                        278,043        249,224
    Other                                             74,216        152,531
       Total current assets                        1,318,342      1,544,683
Property, plant and equipment, net                   242,365        336,469
Internal use software costs, net                      77,073         39,998
Intangibles, net                                       9,869         82,590
Other assets                                          25,762         35,531
                                                $  1,673,411    $ 2,039,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term obligations                      $     15,041     $    13,969
    Accounts payable                                 411,788        488,717
    Accrued liabilities                             190,762         271,250
    Accrued royalties                               125,270         159,418
    Income taxes payable                             40,334          26,510
    Other current liabilities                        16,574          44,042
        Total current liabilities                   799,769       1,003,906
Long-term obligations, net of current
    maturities                                         7,244          7,240
Warranty and other liabilities                        50,857         98,081
        Total liabilities                            857,870      1,109,227
Commitments and Contingencies (Notes 3 and 4)
Stockholders' equity:
    Preferred stock, $.01 par value, 10,000
      shares authorized; none issued and
      outstanding                                         --    --
   Class A common stock, nonvoting, $.01 par
      value, 2,000 shares authorized; none
      issued and outstanding                              --    --
   Common stock, $.01 par value, 440,000
      shares authorized; 153,512 shares and
      154,128 shares issued and outstanding,
      respectively                                     1,536       1,541
   Additional paid-in capital                        288,744        299,483
   Retained earnings                                 524,712        634,509
   Other                                                 549        (5,489)
          Total stockholders' equity                 815,541        930,044
                                               $  1,673,411     $ 2,039,271

The accompanying notes are an integral part of the consolidated financial statements.

                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1996 and 1997
                                 (in thousands)

                                              1995            1996            1997

Cash flows from operating activities:
 Net income                                $  172,981      $ 250,679           $109,797
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization               38,086        61,763             86,774
  Provision for uncollectible
    accounts receivable                           7,779         20,832            5,688
    Deferred income taxes                     (23,778)        (13,395)         (63,247)
    Other, net                                     520          1,986             42
    Nonrecurring expenses                           --             --           113,842
    Changes in operating assets and
        liabilities:
         Accounts receivable                 (157,958)        (66,052)         (41,950)
         Inventory                          (103,202)         (54,261)           59,486
         Other current assets                 (10,847)        (13,311)         (54,513)
         Accounts payable                      51,765          176,724           66,253
         Accrued liabilities                    20,690          51,390           48,405
         Accrued royalties                      37,567           1,885           34,148
         Income taxes payable                  50,516           42,880            8,347
         Other current liabilities             (7,252)             177           27,469
         Other liabilities                     12,890           22,699           42,256
             Net cash provided by                                               442,797
               operating activities              89,757        483,996
 Cash flows from investing
   activities:
     Capital expenditures                      (95,817)      (112,187)        (162,010)
     Internal use software costs               (39,040)       (31,559)         (13,646)
     Purchases of available-for-sale
         securities                            (10,679)             --         (49,619)
     Purchases of held-to-maturity
         securities                             (1,685)             --               --
     Proceeds from maturities of
         held-to-maturity securities              5,000             --               --


     Proceeds from maturities or
         sales of available-for-
         sale securities                         33,023          3,030           10,985
     Acquisitions, net of cash
         acquired                               (3,620)             --        (142,320)
     Other, net                                (13,152)          2,667          (4,055)
           Net cash used in
              investing activities            (125,970)      (138,049)        (360,665)
 Cash flows from financing
      activities:
     Proceeds from issuance of notes                                             10,000
       payable                                    5,000         10,000
     Principal payments on long-term
       obligations and notes payable           (24,600)       (14,047)         (15,588)
     Stock options exercised                                                      5,741
                                                  8,107          9,520
         Net cash provided by (used                                                 153
           in) financing activities            (11,493)          5,473
 Foreign exchange effect on cash and
     cash equivalents                                82        (1,457)          (5,044)
 Net increase (decrease) in cash and                                             77,241
     cash equivalents                          (47,624)        349,963
 Cash and cash equivalents,                     214,021                         516,360
     beginning of year                                         166,397
 Cash and cash equivalents, end of          $   166,397     $  516,360        $ 593,601
     year


The accompanying notes are an integral part of the consolidated financial statements.



                               Gateway 2000, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1995, 1996 and 1997
                                 (in thousands)

                                  Common Stock
                                                    Additional
                                                      Paid-in      Retained
                               Shares     Amount      Capital      Earnings       Other        Total

   Balances at December 31,
     1994                       144,792   $  1,448    $ 273,676     $ 101,052    $   (141)    $  376,035
  Net income                         --         --           --       172,981           --       172,981

   Stock issuances under
    employee plans,
    including tax benefit of
    $ 23,030                      6,541         66       31,071            --            --        31,137

  Stock retirement              (2,227)       (22)     (25,046)            --            --      (25,068)

  Foreign currency
    translation                      --         --           --             --          324           324
  Other                              --         --           --             --          110           110

Balances at December 31,
1995                            149,106      1,492      279,701        274,033          293       555,519
  Net income                         --         --           --        250,679           --       250,679

  Stock issuances under
    employee plans,
    including tax benefit of
    $ 30,451                      6,545         66       39,905             --           --        39,971

  Stock retirement              (2,139)       (22)     (30,862)             --           --      (30,884)

  Foreign currency
    translation                      --         --           --             --          225           225

  Other                              --         --           --             --           31            31

Balances at December 31,
1996                            153,512      1,536      288,744        524,712          549       815,541

  Net income                         --         --           --        109,797           --       109,797

  Stock issuances under
    employee plans,
    including tax benefit of
    $ 5,003                         616          5       10,739             --           --        10,744

  Foreign currency
     translation                     --         --           --             --      (6,053)       (6,053)

  Other                              --         --           --             --           15            15

Balances at December 31,
1997                            154,128    $ 1,541     $299,483     $  634,509  $   (5,489)     $ 930,044


The accompanying notes are an integral part of the consolidated financial statements.

Gateway 2000, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Gateway 2000, Inc. (the "Company") is a direct marketer of personal computers ("PCs") and PC-related products. The Company develops, manufactures, markets and supports a broad line of desktop and portable PCs, digital media (convergence) PCs, servers, workstations and PC-related products used by individuals, families, businesses, government agencies and educational institutions.

     The    significant   accounting   policies   used   in   the    preparation
of    the   consolidated   financial   statements   of   Gateway   2000,    Inc.
are as follows:

     (a)  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Marketable securities at December 31, 1997, consisted of available-for-sale mutual funds, commercial paper and debt securities, with a market value of $38,648,000 and an amortized cost of $38,636,000, with variable maturities through 1999. Realized and unrealized gains and losses are not material for any of the periods presented.

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

     (f)  Internal Use Software Costs:

     The Company capitalizes costs of purchased software and, once technological feasibility has been established, costs incurred in developing software for internal use. Amortization of software costs begins when the

Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


software   is   placed   in  service  and  is  computed   on   a   straight-line
basis   over   the   estimated   useful  life   of   the   software,   generally
from three to five years.

     (g)  Intangible Assets:

     Intangible assets principally consist of technology, a customer base and distribution network, an assembled work force and trade name obtained through acquisition. The cost of
intangible   assets   is   amortized  on  a   straight-line   basis   over   the
estimated periods benefited ranging from three to ten years. The realizability of intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.

     (h)  Royalties:

     The Company has royalty-bearing license agreements that allow the Company to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

     (i)  Warranty and Other Post-Sales Support Programs:

     The Company provides currently for the estimated costs that may be incurred under its warranty and other post-sales support programs.

     (j)  Stock Split:

     On May 15, 1997, the Board of Directors authorized a two-for-one stock split which was distributed on or about June 16, 1997, to shareholders of record on June 2, 1997. All references in the financial statements to number of shares and per share amounts of the Company's stock have been retroactively restated to reflect the increased number of common shares outstanding.

      (k) Revenue Recognition:

     Sales are recorded when products are shipped. A provision for estimated sales returns is recorded in the period in which related sales are recognized. Revenue from separately priced extended warranty programs is deferred and recognized over the extended warranty period on a straight-line basis.

     (l)  Net Income Per Share:

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128 ,
"Earnings per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Earnings per share amounts for all periods presented have been restated to SFAS 128 requirements.

                               Gateway 2000, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.

                                                              1995           1996           1997
                                                                        (in thousands)

Net income for basic and diluted earnings per
    share                                                  $    172,981   $   250,679      $  109,797
Weighted average shares for basic earnings per
    share                                                       145,256       152,745         153,840
Dilutive effect of stock options                                 12,732         3,492           2,361
Weighted average shares for diluted
   earnings per share                                           157,988       156,237         156,201

     (m)  Foreign Currency:

     The  Company  uses the U.S. dollar as its  functional
currency for the majority of its international operations.
For   subsidiaries  where  the  local  currency   is   the
functional  currency,  the  assets  and  liabilities   are
translated into U.S. dollars at exchange rates  in  effect
at  the balance sheet date.  Income and expense items  are
translated at the average exchange rates prevailing during
the   period.   Gains  and  losses  from  translation  are
included  as  a component of stockholders' equity.   Gains
and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Other income, net".

     The  Company uses foreign currency forward  contracts
to   hedge  foreign  currency  transactions  and  probable
anticipated foreign currency transactions.  These  forward
contracts are designated as a hedge of international sales
by   U.S.   dollar   functional  currency   entities   and
intercompany  purchases by certain  foreign  subsidiaries.
The principal currencies hedged are the British Pound, the
Japanese Yen, the French Franc, and the Deutsche Mark over
periods ranging from one to six months.  Forward contracts
are accounted for on a mark-to-market basis, with realized
and  unrealized  gains  or  losses  recognized  currently.
Gains  or losses arising from forward contracts which  are
effective  as  a hedge are included in the  basis  of  the
designated   transactions.   The  related  receivable   or
liability with counterparties to the forward contracts  is
recorded  in the consolidated balance sheet.   Cash  flows
from  settlements  of forward contracts  are  included  in
operating  activities  in the consolidated  statements  of
cash   flows.   Aggregate  transaction  gains  and  losses
included  in  the  determination of  net  income  are  not
material  for  any  period presented.   Forward  contracts
designated to hedge foreign currency transaction exposure of $132,930,000 and $257,051,000 were outstanding at
December 31, 1996 and 1997, respectively. The estimated fair value of these forward contracts at December 31, 1996 and 1997, was $137,726,000 and $253,519,000, respectively based on quoted market prices.

     The  Company continually monitors its positions with,
and   the  credit  quality  of,  the  major  international
financial  institutions which are  counterparties  to  its
foreign   currency  forward  contracts,   and   does   not
anticipate nonperformance by any of these counterparties.

     (n)  Use of Estimates and Certain Concentrations:

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

     Certain   components   used   by   the   Company   in
manufacturing of PC systems are purchased from  a  limited
number  of  suppliers.   An  industry  shortage  or  other
constraints of any key component could result in delayed shipments and a possible loss of sales, which could affect operating results adversely.

                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     (o)  Reclassifications:

     Certain reclassifications have been made to prior years' financial statements to conform to current year presentation.
These reclassifications had no impact on previously reported net income or stockholders' equity.

2.   Financing Arrangements:

     (a)  Credit Agreement:

     The Company is party to an unsecured bank credit agreement (the "Agreement"), totaling $225 million. The Agreement consists of (1) a revolving line of credit facility for committed loans and bid loans; and (2) a sub-facility for letters of credit. Borrowings under the agreement bear interest at the banks' base rate or, at the Company's option, borrowing rates based on a fixed spread over the London Interbank Offered Rate (LIBOR). The Agreement requires the Company to maintain a minimum tangible net worth and maximum debt leverage ratio, as well as minimum fixed charge coverage. There were no borrowings outstanding at the end of 1996 and 1997.

     At  December 31, 1996 and 1997, approximately $4,360,000 and
$3,515,000, respectively, was committed to support outstanding standby letters of credit.

     (b)  Long-term Obligations:

     The carrying amount of the Company's long-term obligations approximates the fair value, which is estimated based on current rates offered to the Company for obligations of the same remaining maturities. Long-term obligations include notes and obligations under capital leases and consist of the following:

                                          December 31,
                                                            1996       1997
                                                            (in thousands)

Notes payable through 2001 with interest rates ranging
   from zero to 8.87%                                      $ 19,312  $ 20,568

Obligations under capital leases, payable in monthly
   installments at fixed rates ranging from 3.28% to
   5.90% through 1999 (Note 3)                                2,973       641
                                                             22,285    21,209
Less current maturities                                      15,041    13,969
                                                           $  7,244  $  7,240


                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The      long-term     obligations,     excluding     obligations     under
capital   leases,   have   the  following  maturities   as   of   December   31,
1997:
                         (in thousands)


                  1998                  $ 13,571
                  1999                      4,928
                  2000                         69
                  2001                      2,000
                  2002                         --
                                        $ 20,568


3.   Commitments:

     The Company leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2010. Rent expense was approximately $6,214,000, $11,873,000, and $16,105,000 for 1995, 1996 and 1997,
respectively.

     Future minimum lease payments under terms of these leases as of December 31, 1997 are as follows:

                                       Capital    Operating
                                       Leases      Leases
                                         (in thousands)

          1998                           $  398   $  15,336
          1999                              254      12,695
          2000                                3       9,250
          2001                               --       8,259
          2002                               --       6,360
          Thereafter                         --       3,625
          Total minimum lease
            payments                     $  655   $  55,525
          Less amount representing
            interest                         14
          Present value of net
            minimum lease payments       $  641


     The Company has entered into licensing and royalty agreements which allow it to use certain hardware and software intellectual properties in its products. Minimum royalty payments due under these agreements for the period 1998 through 2002 total approximately $346,600,000. Total royalty expense is expected to be greater than this minimum amount for these periods.

4.   Contingencies:

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

     Over the past several years, state tax authorities have made inquiries as to whether or not the Company's alleged contacts with those states might require the collection of sales and use taxes from customers and/or the payment of income tax in those states. The Company evaluates such inquiries on a case-by-case basis, and will vigorously contest any such claims for payment of taxes which it believes are without merit. The Company has favorably resolved these types of tax issues in the past without any material adverse consequences. However, there can be no assurance that the amount of any sales or use taxes the Company might ultimately be required to pay for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

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



5.   Income Taxes:

     The components of the provisions for income taxes are as follows:

                                  For the year ended December 31,

                                   1995        1996        1997

                                 (in thousands)
       Current:
             United States        $109,296    $140,451    $154,049
             Foreign                 3,594       4,981       3,021
       Deferred:
             United States        (19,823)     (1,727)    (49,564)
             Foreign               (3,955)    (11,668)    (13,683)
                                 $  89,112    $132,037   $  93,823

     Income  (loss)  before  income taxes included  approximately
$9,300,000,  $2,400,000  and  ($24,000,000)  related  to  foreign operations for the years ended December 31, 1995, 1996 and 1997, respectively.

      A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

                                   1995        1996        1997
                                          (in thousands)
     Federal income tax at
        statutory rate           $  91,732   $133,951    $  71,267
     Nondeductible purchased
      research and development
        costs                           --         --       20,704
     Other, net                    (2,620)     (1,914)       1,852
     Provision for income taxes  $  89,112   $132,037    $  93,823


                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts:


                                               December 31,
                                            1996        1997
                                             (in thousands)
      U.S. deferred tax assets:
           Inventory                       $  8,768   $ 20,572
           Accounts receivable                4,955       6,775
           Accrued liabilities               21,035      35,793
           Other liabilities                 16,101      36,912
           Property, plant & equipment          539          --
           Other                              1,125       3,612
                Total U.S.                   52,523     103,664
      Foreign deferred tax assets:
           Operating loss carryforwards      12,619      17,832
           Other                              3,004       2,459
                Total foreign                15,623      20,291
      Total deferred tax assets              68,146     123,955
      U.S. deferred tax liabilities:
           Intangible assets                 20,126      34,006
           Property, plant & equipment           --       2,668
           Other                                268       3,439
      Total deferred tax liabilities         20,394      40,113
      Net deferred tax assets             $ 47,752    $ 83,842


     The Company has foreign net operating loss carryforwards of $49,000,000. Of this amount, $8,300,000 expires in the year
2000,  $27,300,000 in the year 2002 and $13,400,000 in  the  year
2006. The Company has assessed its sales forecast and the expiration of carryforwards and has determined that is it more likely than not that the deferred tax asset relating to foreign net operating loss carryforwards will be realized.

6.   Stock Option Plans:

     In  1991,  the Company entered into stock option  agreements with  certain  officers providing for the purchase of  13,224,120 shares of the Company's Common Stock.

     In December 1991, the Company and its stockholders adopted the Gateway 2000, Inc. 1992 Stock Option Plan ("the 1992 Option Plan") for the benefit of its officers and other managers. Under the 1992 Option Plan, options to purchase 1,105,104 shares of the Company's Class A Common Stock were granted. Shares of Class A Common Stock may be converted into an equal number of shares of Common Stock at any time after December 18, 1994. Options were first granted under the Plan in 1992 and generally vest over a four-year period, retroactive to an option holder's initial date of employment. These options expire, if not exercised, ten years from the date of grant.

     In  1993,  the  Company  and  its stockholders  adopted  the
Gateway 2000, Inc. 1993 Stock Option Plan (the "1993 Option Plan") which replaced the 1992 Option Plan. Under the 1993 Option Plan, options to purchase up to 3,874,416 shares of the Company's Common Stock or Class A Common Stock may be granted. Under the 1993 Option Plan, after December 14, 1993, only options for the purchase of Common Stock may be granted. These options generally vest over a four-year period beginning on either the grant date or the option holder's initial date of employment. These options expire, if not exercised, ten years from the date of grant.

     In 1993, the Company and its stockholders also adopted the Gateway 2000, Inc. 1993 Non-Employee Directors Stock Option Plan (the "Director Option Plan"). The Director Option Plan authorized the issuance of up to 40,000 shares of Common Stock to non-employee directors. Options granted under this plan vest one year from the grant date and expire, if not exercised, ten years from the date of grant.

     In  1996,  the  Company  and  its stockholders  adopted  the
Gateway 2000, Inc. 1996 Long-Term Incentive Equity Plan (the "1996 Employee Plan"). Under the 1996 Employee Plan, participants may receive stock options, stock appreciation rights or stock awards as determined by the Compensation Committee of the Board of Directors. The aggregate number of shares of Common Stock which may be issued or transferred to participants under the 1996 Employee Plan is 12,800,000. Stock options granted under this plan vest over a four-year period beginning on the grant date and expire, if not exercised, ten years from the date of grant.

     In addition, in 1996, the Company and its stockholders adopted the Gateway 2000, Inc. 1996 Non-Employee Directors Stock Option Plan (the "1996 Director Plan") which replaced the Director Option Plan. The 1996 Director Plan authorizes the issuance of up to 600,000 shares of Common Stock to non-employee directors. Options granted generally vest over a three-year time period beginning on the grant date and expire, if not exercised, ten years from the date of grant.

     In 1997, the Company introduced the Gateway GoldShares stock option program and awarded stock options pursuant to the
Company's 1996 Long-Term Incentive Equity Plan to eligible employees based on length of service and pay level. Under the GoldShares program, eligible employees were granted options to purchase approximately 1,300,000 shares of Common Stock at $32.63 per share in September 1997. Options granted under the plan vest at the rate of 25% per year from the grant date and expire, if not exercised, ten years from the date of grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated below:




                                              1995           1996        1997
                                        (in thousands, except per share amounts)

     Net income - as reported              $   172,981    $ 250,679    $ 109,797
     Net income - pro forma                $   171,149    $ 241,729    $  85,804

     Net income per share - as
       reported
        Basic                              $      1.19    $    1.64    $     .71
        Diluted                            $      1.09    $    1.60    $     .70
     Net income per share - pro forma
        Basic                              $      1.18    $    1.58    $     .56
        Diluted                            $      1.08    $    1.55    $     .55

     The   pro   forma   effect  on  net  income  for  1995,   1996   and   1997
is not fully representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1995.

     The   fair   value  of  each  option  grant  is  estimated  on   the   date
of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in
1995, 1996 and 1997: dividend yield of zero percent; expected volatility of 60 percent; risk-free interest rates ranging from
5.2 to 7.2 percent; and expected lives of the options of three and one-half years from the date of vesting.

                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     All   options   have   exercise   prices   equal   to   the   fair   market
value of the related stock on the date of grant. A summary of the status of the Company's stock option plans is presented below:

                            Year Ended December 31, 1995
                    (in thousands, except per share amounts)
                                                       Weighted-    Class A    Weighted-
                                         Common       Average       Common      Average
                                          Stock        Price         Stock       Price

   Outstanding, beginning of period        13,650    $   1.37          1,248      $  2.10
       Granted                              1,384       12.14             --           --
       Exercised and converted            (6,253)        1.21          (287)         1.97
       Forfeited                             (42)        6.82             --           --
   Outstanding, end of period               8,739     $  3.16            961      $  2.14
   Options available for grant, end
      of period                             1,937                         --
   Options exercisable, end of period       7,119     $  1.30            810      $  2.01
   Weighted-average fair value of
      options granted during the year      $ 7.45                     $  --


                                   Year Ended December 31, 1996
                              (in thousands, except per share amounts)
                                                     Weighted-      Class A    Weighted-
                                         Common       Average       Common      Average
                                          Stock        Price         Stock       Price
   Outstanding, beginning of period         8,739         $3.16           962    $  2.14

       Granted                              3,260         15.75            --         --
       Exercised and converted            (6,305)          1.43         (241)       2.13
       Forfeited                            (254)         14.15           (8)       3.25
   Outstanding, end of period               5,440        $12.20           713   $   2.12

   Options available for grant, end
      of period                            12,309                          --
   Options exercisable, end of
      period                                1,283         $4.28           672   $   2.06

   Weighted-average fair value of
   options granted during the year        $  9.65                     $    --

                                                   Year Ended December 31, 1997
                                (in thousands, except per share amounts)
                                                     Weighted-      Class A    Weighted-
                                         Common       Average       Common      Average
                                          Stock        Price         Stock       Price

     Outstanding, beginning of period       5,440       $ 12.20          713     $  2.12
         Granted                            5,253         36.08           --          --
         Exercised and converted            (463)         11.56        (153)        2.50
         Forfeited                          (775)         23.69           --          --
     Outstanding, end of period             9,455      $  22.98          560    $   2.02
     Options available for grant, end
        of  period                          8,328                         --
     Options exercisable, end of
        period                              2,582     $    9.86          556    $   2.01
     Weighted-average fair value of
        options granted during the
        year                            $  21.61                       $  --

                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The    following    table   summarizes   information   about    the    Company's
Common Stock options outstanding at
December 31, 1997:

                Options Outstanding                             Options
                                                                Exercisable

      Range of      Number     Weighted-Average                  Number       Weighted-
      Exercise    Outstandi       Remaining       Weighted-   Exercisable      Average
       Prices       ng at      Contractual Life    Average    at 12/31/97       Price
                   12/31/97                         Price
    $1.19 -  1.19        760          3.41 years    $   1.19           760   $       1.19
      6.82 -13.38      2,526          7.72 years       11.73         1,077          10.73
     13.44 -19.69      1,739          8.19 years       17.62           717          17.15
     20.89 -29.44      1,559          9.06 years       28.82            28          25.74
     29.53 -34.44      1,428          9.67 years       32.72             -              -
     35.00 -44.75      1,443          9.56 years       44.66             -              -


     The following table summarizes information about the Company's Class A
     Common Stock options outstanding at December 31, 1997:

                      Options Outstanding                             Options
                                                                       Exercisable


    Range of     Number     Weighted-Average                        Number       Weighted-Average
    Exercise   Outstanding      Remaining        Weighted-      Exercisable at        Price
     Prices    at 12/31/97  Contractual Life   Average Price       12/31/97
  $1.86 - 3.24         560        5.07 years        $   2.02         556         $       2.01

7.   Retirement Savings Plan:

     The    Company   has   a   401(k)   defined   contribution    plan    which
covers   employees   who  have  attained  18  years  of  age   and   have   been
employed   by   the   Company  for  at  least  six  months.   Participants   may
contribute   up   to   20%  of  their  compensation  in  any   plan   year   and
receive   a   25%  matching  employer  contribution  of  up  to  1%   of   their
annual    eligible    compensation    for    the    first    12    months     of
participation,   and   a   50%  matching  employer   contribution   up   to   2%
of    their   annual   eligible   compensation   for   all   subsequent   months
of    participation.   The   Company   contributed   $640,000,   $871,000,   and
$2,068,000 to the Plan during 1995, 1996 and 1997, respectively.

8.   Acquisition:

     During    the    third    quarter   of   1997,   the    Company    acquired
substantially   all   of   the   outstanding   shares   of   common   stock   of
Advanced    Logic   Research,   Inc.   (ALR),   a   manufacturer   of    network
servers    and   personal   computers,   for   a   cash   purchase   price    of
approximately    $196,400,000.    Of   the   purchase    price,    approximately
$58,600,000    was   allocated   to   in-process   research   and    development
costs   and   expensed   during   the   third   quarter.    These   costs   were
expensed    as    the    technological    feasibility    of    the    in-process
research   and   development   had   not   yet   been   established   and    the
technology   had   no   alternative   use.    In   addition,   $83,300,000    of
the     purchase     price    was    allocated    to    certain     identifiable
intangibles     (including     intellectual     property,     workforce,     and
customer   base)   and   the   remaining   to   ALR's   net   tangible    assets
which    included   approximately   $58,100,000   in   cash.   The   acquisition
was   accounted   for   as   a   purchase   business   combination.    Beginning
July   23,   1997,   the   results   of  ALR   have   been   included   in   the
Company's     consolidated     financial    statements.      ALR's     operating
results    for    periods   prior   to   the   acquisition   date    were    not
material to the Company's consolidated results of operations.


                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   Nonrecurring Expenses:

     The     Company    recorded    several    nonrecurring    pretax    charges
during     the     third     quarter    of    1997    totaling     approximately
$113,800,000.       Of      the     nonrecurring     charges,      approximately
$59,700,000    was    for   the   write-off   of   in-process    research    and
development   acquired   in  the  purchase  of  ALR  and   certain   assets   of
Amiga    Technologies.     Also   included   in   the    nonrecurring    charges
was    a    non-cash   write-off   of   approximately   $45,200,000    resulting
from    the    abandonment    of   a   capitalized   internal    use    software
project      and      certain     computer     equipment.      In      addition,
approximately   $8,600,000   was   recorded   for   severance    of    employees
and the closing of a foreign office.

10.  Selected Balance Sheet Information:

                                                         December 31,

                                                     1996          1997
                                                      (in thousands)
Accounts receivable, net:
        Accounts receivable                       $  468,691    $  530,743
        Allowance for uncollectible accounts         (18,968)     (20,064)
                                                  $  449,723    $  510,679


Inventory:
        Components and subassemblies              $  269,959    $  215,318
        Finished goods                                 8,084        33,906
                                                  $  278,043    $  249,224

Property, plant and equipment, net:
       Land                                        $  14,888    $   21,431
       Leasehold improvements                          5,096        21,666
       Buildings, including construction in
          progress                                    131,180      177,766
       Office and production equipment                144,477      186,281
       Furniture and fixtures                          25,084       42,055
       Vehicles                                         3,754        4,105

                                                      324,479      453,304
       Accumulated depreciation and amortization     (82,114)    (116,835)
                                                  $  242,365     $ 336,469

Internal use software costs, net:
       Purchased software                           $ 33,102       $42,926
       Internally developed software                  71,475        38,486
                                                     104,577        81,412
       Accumulated amortization                      (27,504)     (41,414)
                                                    $ 77,073    $   39,998

     Amortization      expense     of     $7,674,000,      $13,591,000,      and
$20,691,000    relating    to   software   costs    was    included    in    the
results   of   operations  for  the  years  ended  December   31,   1995,   1996
and 1997, respectively.

                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.        Supplemental Statements of Cash Flows Information:


                                 Year ended December 31,
                                                        1995           1996           1997
                                                                  (in thousands)
  Supplemental disclosure of cash flow information:
         Cash paid during the year for interest       $    2,119     $      665     $      716
         Cash paid during the year for income taxes   $   61,322     $  101,774     $  163,710
  Supplemental schedule of noncash investing and
       financing activities:
         Capital lease obligation/long-term
           obligations incurred for the purchase of
           new equipment                              $   11,071    $     3,126     $    4,593
         Acquisitions
            Fair value of assets acquired             $   12,620                     $ 271,189
            Less:  Liabilities assumed                     9,000                        70,773
                   Cash acquired                               -                        58,096
                 Acquisitions, net of cash acquired  $     3,620                     $ 142,320

12.  Geographic Data:

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

     The     following    table    sets    forth    information    about     the
Company's operations by geographic area.


                            Americas      Europe       Pacific      Eliminations   Consolidated

                                                       (in thousands)
 1997:
  Net sales to
 unaffiliated
       customers           $5,303,828    $634,616      $355,236              $--     $ 6,293,680

  Transfers between
       geographic areas        56,922      16,163        21,071         (94,156)              --

  Operating profit (loss)     198,638     (11,566)      (9,733)            (908)         176,431
  Identifiable assets       1,701,654      187,215      150,402               --       2,039,271


 1996:
  Net sales to
 unaffiliated
       customers          $4,246,047      $552,671      $236,510             $--      $5,035,228
  Transfers between
       geographic areas       30,208        23,538         4,087        (57,833)              --

    Operating profit
     (loss)                   347,348       19,930        (9,946)        (1,238)        356,094
    Identifiable assets     1,349,781      178,988        144,642             --      1,673,411


 1995:
  Net sales to
 unaffiliated
       customers           $3,210,658     $428,107         $37,563         $  --     $3,676,328
  Transfers between
       geographic areas           250       40,062              --       (40,312)            --

  Operating profit (loss)     235,259       27,195        (13,019)          (427)       249,008

    Identifiable assets       967,682      124,796          31,533             --     1,124,011


                       Gateway 2000, Inc.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected unaudited consolidated quarterly financial data for the Company:




                                            1st Quarter      2nd Quarter     3rd Quarter    4th Quarter
                                                     (in thousands, except  per share amounts)
     1997:
           Net sales                         $1,419,336       $1,392,658      $1,504,851    $ 1,976,835
           Gross profit                         265,793          260,358         195,250        355,040
           Operating income (loss)               94,878           79,851       (137,850)        139,551
           Net income (loss)                     67,516           56,483       (107,113)         92,910
           Net income (loss) per share:
                     Basic                        $ .44            $ .37         $ (.70)          $ .60
                     Diluted                      $ .43            $ .36         $ (.68)          $ .59
           Weighted average shares
                 outstanding:
                     Basic                      153,557          153,740         153,980        153,840
                     Diluted                    157,291          156,231         156,875        156,526
           Stock sales price per share:
                    High                       $  32.63         $  37.38        $  44.75       $  36.13
                    Low                        $  23.81         $  26.19        $  31.50       $  25.13

     1996:
            Net sales                        $1,142,202       $1,137,262      $1,202,933     $1,552,831
            Gross profit                        212,331          206,171         223,378        294,276
            Operating income                     70,502           70,801          87,757        127,034
            Net income                           50,487           51,352          60,696         88,144
            Net income per share:
                   Basic                          $ .33            $ .34           $ .40          $ .57
                   Diluted                        $ .32            $ .33           $ .39          $ .56
            Weighted average shares
                outstanding:
                   Basic                        151,192          153,126         153,257        153,394
                   Diluted                      155,732          155,922         156,276        157,120
           Stock sales price per share:
                   High                        $  16.13         $  20.75        $  25.07        $ 33.13
                   Low                        $    9.00         $  13.63        $  13.88        $ 22.32

                       Gateway 2000, Inc.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      For the years ended December 31, 1995, 1996 and 1997
                         (in thousands)

                                          Balance at
                                         Beginning of     Charged to       from          End of
                                            Period         Expense       Allowance       Period
  Year ended December 31, 1995:
     Allowance for uncollectible
       accounts (deducted from accounts
       receivable)                        $   13,900      $    7,779     $ 10,125       $ 11,554

  Year ended December 31, 1996:
     Allowance for uncollectible
       accounts deducted from accounts
       receivable)                        $   11,554      $  20,832      $ 13,418       $ 18,968

  Year ended December 31, 1997:
     Allowance for uncollectible
       accounts (deducted from accounts
       receivable)                        $  18,968        $  5,688      $  4,592       $ 20,064



Item 9.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.


                            PART III

Part III of this report is incorporated by reference to Gateway's definitive Proxy Statement relating to its Annual Meeting of stockholder's, which will be filed with the Commission within 120 days of the end of fiscal year 1997.


                             PART IV

Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this Report:

     (1)    Financial Statements and Financial Statement
            Schedule.   See Index to Consolidated Financial
            Statements and Financial Statement Schedule at Item 8 on page 17 of this Report.

     (2) Exhibits. Exhibits identified in parentheses below, on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

  Exhibit                           Description of Exhibits
    No.
   3.1       Amended  and  Restated Certificate of Incorporation of Gateway  2000,
             Inc.  (Exhibit  No. 3.2 to Amendment No. 1 to Registration  Statement
             No. 3-70618)
   3.2       Amended and Restated Bylaws of Gateway 2000, Inc. (Exhibit No. 3.2 to
             Form 10-K for 1995)
   10.1      Tax  Indemnification Agreement dated as of December 6,  1993  between
             Gateway 2000, Inc., Theodore W. Waitt and the Norman W. Waitt, Jr.  S
             Corp. Trust.  (Exhibit No. 10.1 Form 10-K for 1993)*
   10.2      Indemnification  Agreement  dated as  of  December  6,  1993  between
             Gateway 2000, Inc. and Theodore W. Waitt.  (Exhibit No. 10.2 to  10-K
             for 1995)*
   10.3      Registration Agreement dated February 22, 1991 between Gateway  2000,
             Inc.,  Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and  sole  beneficiary of the Norman W. Waitt,  Jr.  S  Corp.  Trust, together with Amendment No. 1 to the Registration Agreement dated  as of October 19, 1993 (Exhibit 10.11 to Form S-1)*
   10.4      Gateway  2000,  Inc. 1992 Stock Option Plan.  (Exhibit  No.  10.4  to
             Registration Statement No. 33-70618 (the "Form S-1")*
   10.5      Gateway  2000,  Inc.  1993 Stock Option Plan for Executives  and  Key
             Employees.  (Exhibit No. 10.6 to the Form S-1)*
   10.6      Gateway  2000, Inc. 1993 Non-Employee Director Stock Option Plan  and
             Form of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*
   10.7      Gateway  2000,  Inc.  1993  Employee  Stock  Purchase  Equity   Plan.
             (Exhibit No. 10.9 to the Form S-1)*
   10.8      Gateway  2000, Inc. 1996 Long-Term Incentive Equity Plan, as  amended and restated (filed herewith)*
   10.9      Gateway  2000,  Inc. 1996 Non-Employee Directors Stock  Option  Plan.
             (Exhibit  No.  4.3  to Registration Statement on Form  S-8  No.  333-
             08837)*
   10.10     Gateway 2000, Inc. Management Incentive Plan as (Exhibit 10.9 to  the
             Form 10-K for 1996)*
   10.11     Gateway 2000, Inc. Deferred Compensation Plan (Exhibit 10.10  to  the
             Form 10-K for 1996)*
   10.12     Gateway  2000, Inc. Retirement Savings Plan.  (Exhibit No.  10.16  to
             Form 10-K for 1995)*


   Exhibit    Description of Exhibits
     No.
  10.13      Credit Agreement dated as of December 27, 1995 between Gateway  2000,
             Inc.,  Norwest  Bank  Iowa, National Association,  as  Administrative
             Agent,  and  certain financial institutions named therein.   (Exhibit
             No. 4.2 to Form 10-K for 1995)
  10.14      1997 Amended and Restated Credit Agreement dated as of September  25,
             1997  among the  Company, the banks party thereto, Norwest Bank Iowa,
             N.A., as Administrative Agent and Bank of America National Trust  and
             Savings Association as Documentation Agent  (Exhibit 10.13 to Form 10-
             Q for period ended September 30, 1997)
  10.15      Consultation and Noncompetition Agreement dated as of August 28, 1997 between the Company and Richard D. Snyder.  (Exhibit 10.14 to Form 10-
             Q for period ended September 30, 1997)*
  10.16      Employment  Agreement between Gateway 2000, Inc. and Jeffrey  Weitzen dated January 22, 1998, filed herewith.*
  10.17      Employment Agreement between Gateway 2000, Inc. and David  J.  Robino dated January 22, 1998, filed herewith.*
  21.1       List of subsidiaries, filed herewith.
  23.1       Consent of Coopers & Lybrand L.L.P, filed herewith.
  24.1       Powers of attorney, filed herewith.
  27.1       Financial  Data  Schedule  and  Financial  Data  Schedules   restated
             pursuant to SFAS 128, filed herewith (EDGAR version only).

 *Indicates a management contract or compensatory plan.

     Gateway  will  furnish  upon request any  exhibit  described
above   upon   payment  of  Gateway's  reasonable  expenses   for
furnishing such exhibit.

(b)    Reports on Form 8-K.

              No reports on Form 8-K were filed by Gateway during the quarter ended December 31, 1997.

This report contains the following trademarks and service marks of Gateway, many of which are registered: AnyKey, "BLACK AND WHITE SPOT" Design, CrystalScan, Destination, gateway.net, Family PC, GATEWAY 2000, Gateway Country, Gateway Gold, "G" Design, TelePath, Gateway Solo, Solo,Vivitron and "You've Got a Friend in the Business". The following trademarks of other companies also appear in this Report: Intel, IBM, Microsoft and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Sioux City and State of South Dakota, on March 24, 1998.

                                   GATEWAY 2000, INC.

                                   By:/s/ Theodore W. Waitt
                                      Theodore W. Waitt
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated below:


     Date              Signature                                 Title

March 24, 1998 /s/ Theodore W. Waitt      Chairman of the Board, Chief Executive
                   Theodore W. Waitt           Officer (Principal Executive Officer )and
                                               Director

March 24, 1998    /s/ Jeffrey Weitzen     President, Chief Operating Officer and Director
                    Jeffrey Weitzen

March 24, 1998  /s/ David J. McKittrick   Senior Vice President, Chief Financial Officer
                  David J. McKittrick           and Treasurer (Principal Financial Officer
                                                and Principal Accounting Officer)

March 24, 1998             *
                   Charles G. Carey        Director

March 24, 1998             *
                   James W. Cravens        Director

March 24, 1998             *
                   George H. Krauss        Director

March 24, 1998             *
                   Douglas L. Lacey        Director

March 24, 1998             *
                    James F. McCann        Director

March 24, 1998             *               Director
                   Richard D. Snyder


* By: /s/ William M. Elliott
      William M. Elliott
      (Attorney-in-fact)