Form 10-Q
period 1998-03-31
GATEWAY 2000 INC
filed 1998-05-15
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998
                               OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Registrant's telephone number, including area code:(605) 232-2000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No       .

      As  of  May 8, 1998, there were 155,602,006 shares  of  the
Common   Stock  of  the  Company,  $.01  par  value  per   share,
outstanding.
                    I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

                       Gateway 2000, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 1997 and 1998
            (in thousands, except per share amounts)
                           (Unaudited)

                                      Three Months ended March 31,
                                         1997              1998

Net Sales                         $    1,419,336    $    1,727,927
Cost of goods sold                     1,153,543         1,391,433
    Gross profit                         265,793           336,494
Selling, general and
   administrative expenses               170,915           227,293
   Operating income                       94,878           109,201
Other income, net                          8,200             9,347
   Income before income taxes            103,078           118,548
Provision for income taxes                35,562            42,677
   Net income                    $        67,516    $       75,871

Net income per share:
     Basic                       $          0.44    $         0.49
     Diluted                     $          0.43    $         0.48

Weighted average shares
   outstanding:
     Basic                               153,557           154,548
     Diluted                             157,291           157,575



                               Gateway 2000, Inc.
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and March 31, 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                 December 31,         March 31,
                                                     1997                1998
ASSETS
Current assets:
   Cash and cash equivalents                $        593,601      $     742,170
   Marketable securities                              38,648             66,844
   Accounts receivable, net                          510,679            471,883
   Inventory                                         249,224            185,405
   Other                                             152,531            154,615
         Total current assets                      1,544,683          1,620,917
Property, plant and equipment, net                   336,469            361,072
Internal use software costs, net                      39,998             37,546
Intangibles, net                                      82,590             78,583
Other assets                                          35,531             44,105
                                             $     2,039,271     $    2,142,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities
     of long-term obligations                $        13,969     $       10,391
   Accounts payable                                  488,717            462,091
   Accrued liabilities                               271,250            308,879
   Accrued royalties                                 159,418            150,912
   Income taxes payable                               26,510             40,326
   Other current liabilities                          44,042             48,379
       Total current liabilities                   1,003,906          1,020,978
Long-term obligations, net of current
    maturities                                         7,240              2,768
Warranty and other liabilities                        98,081             93,619
       Total liabilities                           1,109,227          1,117,365
Contingencies (Note 5)
Stockholders' equity:
   Preferred Stock, $.01 par value,
    10,000 shares authorized; none issued
    and outstanding                                        -                  -
   Class A Common Stock, nonvoting, $.01
    par value, 2,000 shares authorized;
    none issued and outstanding                            -                  -
   Common Stock, $.01 par value, 440,000
    shares authorized; 154,128 shares and
    154,997 shares issued and
    outstanding, in 1997 and 1998
    respectively                                       1,541              1,550
   Additional paid-in capital                        299,483            318,481
   Retained earnings                                 634,509            710,381
   Accumulated other comprehensive income            (5,489)            (5,554)
         Total stockholders' equity                  930,044          1,024,858
                                             $     2,039,271     $    2,142,223


                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                               1997         1998
Cash flows from operating activities:
   Net income                                             $        67,516        $       75,871
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                               19,009                23,971
       Provision for uncollectible accounts
         receivable                                                 1,184                 1,412
       Deferred income taxes                                     (13,142)              (18,205)
       Other, net                                                      23                   671
   Changes in operating assets and liabilities:
       Accounts receivable                                         28,567                37,384
       Inventory                                                 (42,681)                63,819
       Other current assets                                      (38,872)                 8,416
       Accounts payable                                            12,802              (27,957)
       Accrued liabilities                                        (2,804)                23,719
       Accrued royalties                                           15,101               (8,506)
       Income taxes payable                                        13,603                22,660
       Other current liabilities                                  (5,969)               (4,234)
       Other liabilities                                            3,761                16,616
          Net cash provided by operating activities                58,098               215,637
Cash flows from investing activities:
   Capital expenditures                                          (13,451)              (38,162)
   Internal use software costs                                    (3,744)               (3,036)
   Purchases of available-for-sale securities                     (8,985)              (34,928)
   Proceeds from maturities of available-for-sale
     securities                                                         -                 6,864
   Other, net                                                         461                 (210)
     Net cash (used in) investing activities                     (25,719)              (69,472)
Cash flows from financing activities:
   Proceeds from issuance of notes payable                          5,000                     -
   Principal payments on long-term obligations and
     notes payable                                                (6,403)               (8,239)
   Stock options exercised                                            586                 9,563
       Net cash provided by (used in) financing
       activities                                                   (817)                 1,324
Foreign exchange effect on cash and cash equivalents                (670)                 1,080
Net increase in cash and cash equivalents                          30,892               148,569
Cash and cash equivalents, beginning of period                    516,360               593,601
Cash and cash equivalents, end of period                   $      547,252        $      742,170




1. General:

        The    accompanying   unaudited   consolidated   financial    statements
of   Gateway   2000,   Inc.  (the  "Company")  as  of   March   31,   1998   and
for   the   three   months   ended  March  31,   1997   and   1998   have   been
prepared   on   the   same   basis   as  the  audited   consolidated   financial
statements   as  of  and  for  the  year  ended  December  31,  1997   and,   in
the   opinion   of   management,   reflect   all   adjustments   necessary    to
fairly     state    the    consolidated    financial    position,    and     the
consolidated   results   of  operations  and  cash   flows   for   the   interim
period.   All   such   adjustments   are  of   a   normal,   recurring   nature.
The     results    for    the    interim    periods    are    not    necessarily
indicative   of   results  to  be  expected  for  any   other   interim   period
or   the   entire  year.   These  financial  statements  should   be   read   in
conjunction    with    the    Company's    audited    consolidated     financial
statements    and   notes   thereto   for   the   year   ended   December    31,
1997,   which   are   included  in  the  Company's   1997   Annual   Report   to
the    Securities    and    Exchange   Commission    on    Form    10-K.     The
preparation     of     the     consolidated     financial     statements      in
conformity    with    generally   accepted   accounting   principles    requires
management    to    make   estimates   and   assumptions   that    affect    the
reported     amounts    of    assets    and    liabilities,    disclosure     of
contingent    assets   and   liabilities,   and   the   reported   amounts    of
sales    and   expenses   during   the   reported   period.    Actual    results
could differ from those estimates.

2. Comprehensive Income:

     Effective   January   1,   1998,   the   Company   adopted   Statement   of
Financial     Accounting     Standards    (SFAS)     No.     130,     "Reporting
Comprehensive   Income."    SFAS   130   establishes   new   rules    for    the
reporting   of   comprehensive   income  and   its   components;   however   the
adoption   of   this   statement  had  no  impact  on  the   Company's   current
or   previously   reported   net   income   or   shareholders'   equity.    SFAS
130    requires   the   display   and   reporting   of   comprehensive   income,
which    includes    all   changes   in   shareholders'    equity    with    the
exception      of     additional     investments     by     shareholders      or
distributions    to    shareholders.     Comprehensive    income     for     the
Company     includes     net     income,    foreign     currency     translation
effects,     and    unrealized    gain    on    available-for-sale    securities
which     are    charged    or    credited    to    the    accumulated     other
comprehensive income account within shareholders' equity.

     Comprehensive   income   for   the   three   months   ended    March    31,
1997 and 1998 was as follows:

                                         Three Months Ended
                                              March 31,
                                         1997              1998

                                            (in thousands)
                                             (Unaudited)
Comprehensive Income:

Net Income                          $     67,516      $    75,871
Foreign Currency Translation             (1,402)            (252)
Unrealized gain on available-
for-sale securities                            -              187

Total Comprehensive Income           $    66,114       $   75,806





3. Share and Per Share Information:

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128,
"Earnings per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Earnings per share amounts for all periods presented have been restated to conform with SFAS
128 requirements.

     The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.


                                     Three Months ended March 31,
                                        1997               1998
                                           (in thousands)
                                             (Unaudited)
Net income for basic and
  diluted earnings per share      $     67,516       $     75,871
Weighted average shares for
  basic earnings per share             153,557            154,548
Dilutive effect of stock
  options                                3,734              3,027
Weighted average shares for
  diluted earnings per share           157,291            157,575


4. Selected Balance Sheet Information:

                                   December 31,        March 31,
                                       1997              1998
                                           (in thousands)
                                             (Unaudited)
Accounts receivable, net:
   Accounts receivable             $   530,743        $   488,412
   Less allowance for
     uncollectible accounts           (20,064)           (16,529)
                                   $   510,679        $   471,883

Inventory:
   Components and subassemblies    $   215,318        $   150,129
   Finished goods                       33,906             35,276
                                   $   249,224        $   185,405


5. Contingencies:

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

Results of Operations

      The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                        Three Months ended March 31,
                                           1997              1998

Net sales                                  100.0%          100.0%
Cost of goods sold                          81.3%           80.5%
   Gross profit                             18.7%           19.5%
Selling, general and
  administrative expenses                   12.0%           13.2%
   Operating income                          6.7%            6.3%
Other income, net                            0.6%            0.6%
   Income before income taxes                7.3%            6.9%
Provision for income taxes                   2.5%            2.5%
   Net income                                4.8%            4.4%

      Sales Sales increased 22% in the first quarter of 1998 to $1.73 billion from $1.42 billion in the first quarter of 1997.
Sales decreased 13% from the fourth quarter of 1997, which is generally a seasonally stronger quarter. The increase in sales for the first quarter over the comparable period of 1997 resulted primarily from healthy demand in consumer markets and the expansion of Gateway CountrySM stores.

      Sales  in the Americas region for the quarter increased  to
$1.46 billion, an increase of 26% over the $1.16 billion recorded in  the first quarter of 1997.  International sales in the  first quarter  of  1998  increased  4% to $266.3  million  from  $256.2 million in the first quarter of 1997.  Sales for the quarter from the Company's European region were $163.0 million, a decrease  of approximately 8% from the first quarter of the prior year.  Sales in  the Company's Asia Pacific region were $103.3 million in  the first  quarter of 1998, an increase of 32% over the first quarter of 1997.

     Unit shipments in the first quarter of 1998 increased 38% to approximately 767,000 from 555,000 in the first quarter of  1997, but  decreased 10% from unit shipments in the fourth  quarter  of
1997.   Shipments  of portable products increased  51%  over  the
first quarter of 1997, and represented 8% of total shipments.  In the  Company's Americas region, unit shipments grew 43% over  the first  quarter of 1997.  Unit shipments in the Company's European and  Asia Pacific regions grew 4% and 47%, respectively, over the first quarter of 1997.

     Weighted  average unit prices (AUP) in the first quarter  of
1998  were  approximately  12% lower than  prices  in  the  first quarter of 1997 and 3% lower than prices in the fourth quarter of
1997.   Generally,  unit  prices for specific  PC  products  have
decreased  over  time, reflecting the effects of competition  and reduced  component costs associated with advances in  technology.
The  Company has generally mitigated the impact of these declines in component costs by adding or improving product features and by introducing new products based on newer technology at higher unit
prices,  resulting in fairly stable unit prices over time.   When
the  timing  of  component  cost reductions  and  new  technology introduction  is different, AUPs can fluctuate.  AUPs  throughout the  first half of 1997 were fairly stable, but began to  decline in  the third quarter of 1997 as component cost reductions  again
outpaced  the  introduction  of new technology.   This  declining
trend  has  continued throughout the fourth quarter of  1997  and into the first quarter of 1998.

      Gross  Profit   Gross profit in the first quarter  of  1998
increased  27% from the first quarter of 1997, but  decreased  5%
from the fourth quarter of 1997.  As a percentage of sales, gross profit  for  the  first  quarter of 1998 increased  to  19.5%  as compared  to 18.7% and 18.0% in the first and fourth quarters  of
1997,  respectively.  Gross profit for the first quarter of  1998 improved  as the Company's direct marketing model benefited  from
continuing  component  cost  declines  and  the  improvement   of
inventory   turns.   During  the  first  quarter,   the   Company
particularly  benefited  from  its  suppliers'  lower   cost   of
manufacturing in the troubled Asia/Pacific region  and  by  over-
capacity in some segments of the component industry.

      Selling,  General  and  Administrative  Expenses   Selling,
general  and administrative (SG&A) expenses for the first quarter of  1998  increased approximately 33% over the first  quarter  of
1997 and 6% over the fourth quarter of 1997.  As a percentage  of sales, SG&A was 13.2% for the first quarter, as compared to 12.0%
and 10.9% in the first and fourth quarters of 1997, respectively.
Increases  over  the  comparable period in  the  prior  year  are primarily  due  to  higher personnel and marketing  costs,  which reflect the general growth of the business.  In comparison to the fourth quarter of 1997, increases were primarily due to increased customer  support costs, increased payroll taxes caused by  stock option exercises, and higher than normal recruiting expenses.

      Operating Income Due to the factors discussed above, the operating income in the first quarter of 1998 increased 15% to $109.2 million from $94.9 million in the first quarter of 1997, but decreased by 22% from $139.6 million during the fourth quarter of 1997. As a percentage of sales, operating income for the quarter decreased to 6.3% from 6.7% and 7.1% during the first and fourth quarters of 1997, respectively.

      Other  Income, Net  Other income, net includes other income net  of expenses, such as interest income and expense and foreign
exchange  transaction  gains  and  losses.   Other  income,   net
increased to $9.3 million from $8.2 million in the first  quarter
of  1997  and  $7.0 million in the fourth quarter of  1997.   The
principal cause of the increase is the availability of additional cash and marketable securities from the previous year's first and fourth quarters causing increases in additional interest income.

      Income  Taxes  The Company's annualized effective tax  rate was 36.0% for the quarter, compared to the 34.5% during the first
quarter  of  1997.   The  effective  tax  rate  for  1997,  after
eliminating  the impact of nonrecurring charges, was 35.5%,  with the  increase  in  the  first quarter  of  1998  rate  reflecting anticipated shifts in the geographic distribution of earnings.

Liquidity and Capital Resources

       The   Company  has  financed  its  operating  and  capital
expenditure  requirements to date principally through  cash  flow from its operations.  At March 31, 1998, the Company had cash and cash  equivalents  of  $742.2 million, marketable  securities  of
$66.8  million  and an unsecured committed credit  facility  with certain banks aggregating $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit.
At  March  31,  1998,  no  amounts  were  outstanding  under  the
revolving  line  of  credit.   Approximately  $3.5  million   was
committed  to  support  outstanding standby  letters  of  credit.
Management  believes  the Company's current  sources  of  working
capital,  including  amounts  available  under  existing   credit
facilities,  will provide adequate flexibility for the  Company's financial needs for at least the next 12 months.

     The Company generated $215.6 million in cash from operations during the first quarter of the year, including $83.7 million  of
net  income  adjusted  for  non-cash  items.   Other  significant
factors contributing to the increase in available cash include  a decrease  in  inventory levels and accounts  receivable  balances generating $101.2 million.  The Company used approximately  $41.2 million in cash for facilities, equipment, and software and $28.1 million to purchase investments in marketable securities, net  of proceeds of securities sold.

      At  March  31, 1998, the Company had long-term indebtedness and  capital  lease obligations of approximately  $13.2  million.
These obligations relate primarily to the Company's expansion  of international  operations and its investments  in  equipment  and
facilities.   Borrowings, exclusive of capital lease obligations,
bear  fixed and variable rates of interest currently ranging from
2.00%  to  8.87%  and have varying maturities through  2000.  The
Company's  capital  lease obligations relate principally  to  its computer and telephone system equipment.

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

     In addition to internal Year 2000 software and equipment implementation activities, the Company is in contact with its suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The
Company believes that its actions with suppliers will minimize these risks.

     During  the  first  quarter of 1998,  the  Company  expensed incremental costs of approximately $828,000 related to  the  Year
2000 remediation efforts, and has expensed $1.2 million on a life-
to-date basis.  The current total estimated cost to complete  the
Year  2000  remediation  efforts is  from  $10  to  $15  million, exclusive of upgrades to existing applications and implementation
of   new  systems.   Internal  and  external  costs  specifically
associated with modifying internal-use software for the Year 2000 will  be charged to expense as incurred.  All of these costs  are being funded through operating cash flows.

     The  Company's current estimates of the amount of  time  and costs  necessary to implement and test its computer  systems  are
based on the facts and circumstances existing at this time.   The
estimates  were derived utilizing multiple assumptions of  future events including the continued availability of certain resources, implementation  success and other factors.  New developments  may occur that could affect the Company's estimates for the Year 2000 compliance.  These developments include, but are not limited  to:
(a)  the availability and cost of personnel trained in this area,
(b) the ability to locate and correct all relevant computer codes and  equipment,  and  (c) the planning and  modification  success needed to achieve full implementation.  In addition, since  there is  no  uniform definition of Year 2000 "compliance" and not  all
customer   situations  can  be  anticipated,  the   Company   may
experience an increase in warranty and other claims as  a  result of the Year 2000 transition.

Factors That May Affect Future Results

      Factors that could cause future results to differ from  the
Company's  expectations  include the  following:  growth  in  the personal  computer  industry;  competitive  factors  and  pricing pressures;  component supply shortages; inventory  risks  due  to shifts  in  market  demand; changes in the product,  customer  or geographic  sales mix in any particular period;  the  outcome  of pending  and  future litigation; access to necessary intellectual
property  rights;  changes  in  government  regulation;   foreign
currency fluctuations; risks of acquired businesses; and  general domestic and international economic conditions.

      In addition to other information contained in this Report, the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual consolidated financial position, results of operations or cash flows, and could cause future results to differ materially from those expressed in any forward looking statement made by, or on behalf of the Company.

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

Item  2.a.  Quantitative and Qualitative Disclosures About Market
Risk

     There has not been a material change in the Company's exposure to foreign currency risks since December 31, 1997.

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

Item 2.   Changes in Securities and Use of Proceeds

      On  or  about  January 22, 1998, the Company issued  17,648 shares  of  Common  Stock to Jeff Weitzen as  a  stock  grant  in conjunction with his employment as President and Chief  Operating
Officer of the Company.  The shares were issued to Mr. Weitzen in a  transaction that was exempt from the registration requirements of  the  Securities Act of 1933, as amended, pursuant to  Section
4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits:

 Exhibit                  Description of Exhibits
   No.
  10.18   Amendment No. 1 to 1997 Amended and Restated Credit
          Agreement, dated as of January 19, 1998, among the
          Company, the banks party thereto, Norwest Bank Iowa,
          N.A., as Administrative Agent and Bank of America
          national Trust and Savings Association as
          Documentation Agent, filed herewith.
  27.1    Financial Data Schedule, filed herewith.

  (b)     Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998


                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Gateway 2000, Inc.


Date:  May 15, 1998              By:/s/ David J. McKittrick
                                    David J. McKittrick
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Treasurer (authorized
                                    officer and chief accounting
                                    officer)

