Form 10-Q
period 1998-06-30
GATEWAY 2000 INC
filed 1998-08-14
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998
                               OR

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes - X        No           .

      As of August 11, 1998, there were 155,768,360 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of August 11, 1998, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                            I.  FINANCIAL INFORMATION

 Item 1. Financial Statements


                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 1997 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)

               Three Months Ended June 30,          Six Months Ended June 30,
                                        1997              1998              1997              1998
Net Sales                            $  1,392,658       $  1,618,909     $  2,811,994       $  3,346,837
Cost of goods sold                      1,132,300          1,285,221        2,285,843          2,676,655
   Gross profit                           260,358            333,688          526,151            670,182
Selling, general and                      180,507            249,699          351,422            476,992
   administrative expenses
   Operating income                        79,851             83,989          174,729            193,190
Other income, net                           6,382             10,917           14,583             20,265
   Income before income taxes              86,233             94,906          189,312            213,455
Provision for income taxes                 29,750             34,166           65,313             76,844
   Net income                         $    56,483        $    60,740      $   123,999         $  136,611

Share and per share information:
   Net income per share:
      Basic                           $      0.37        $      0.39      $      0.81        $      0.88
      Diluted                         $      0.36        $      0.38      $      0.79        $      0.86
   Weighted average shares
     outstanding:
      Basic                               153,740            155,427          153,649            154,990
      Diluted                             156,231            158,887          156,101            158,231

                                      Gateway 2000, Inc.
                                  CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and June 30, 1998
                      (In thousands, except share and per share amounts)

                                                             December 31,             June 30,
                                                                1997                    1998
                                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $    593,601            $    799,608
   Marketable securities                                         38,648                  92,243
   Accounts receivable, net                                     510,679                 528,340
   Inventory                                                    249,224                 154,823
   Other                                                        152,531                 168,336
          Total current assets                                1,544,683               1,743,350
Property, plant and equipment, net                              336,469                 378,354
Internal use software costs, net                                 39,998                  36,457
Intangibles, net                                                 82,590                  74,174
Other assets                                                     35,531                  44,051
                                                           $  2,039,271            $  2,276,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-           $     13,969            $     15,122
     term obligations
   Accounts payable                                             488,717                 523,074
   Accrued liabilities                                          271,250                 321,137
   Accrued royalties payable                                    159,418                 161,226
   Other current liabilities                                     70,552                  56,062
          Total current liabilities                           1,003,906               1,076,621
Long-term obligations, net of current maturities                  7,240                   1,793
Warranty and other liabilities                                   98,081                  95,845
          Total liabilities                                   1,109,227               1,174,259

Contingencies (Note 5)

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000 shares
     authorized; none issued and outstanding                          -                       -
   Class A Common Stock, nonvoting, $.01 par value
     1,000 shares authorized; non issued and out-
     standing                                                         -                       -
   Common Stock, $.01 par value, 220,000 shares
     authorized; 154,128 shares and 155,643 shares
     issued and outstanding, in 1997 and 1998
     respectively                                                 1,541                   1,556
   Additional paid-in capital                                   299,483                 336,659
   Retained Earnings                                            634,509                 771,120
   Accumulated other comprehensive income                       (5,489)                 (7,208)
          Total stockholders' equity                            930,044               1,102,127
                                                          $   2,039,271           $   2,276,386

                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                             1997                   1998
Cash flows from operating activities:
Net Income                                                  $   123,999           $   136,611
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                 39,041                49,652
   Provision for uncollectible accounts receivable                2,910                 1,923
   Deferred income taxes                                       (25,314)              (26,412)
   Other, net                                                       307                   695
   Changes in operating assets and liabilities:
      Accounts receivable                                      (25,014)              (19,584)
      Inventory                                               (185,119)                94,400
      Other assets                                             (43,281)                 1,045
      Accounts payable                                          116,312                33,942
      Accrued liabilities                                      (13,577)                50,329
      Accrued royalties                                          40,789                 1,809
      Other current liabilities                                (42,200)                 3,182
      Other liabilities                                          17,197               (1,492)
         Net cash provided by operating activities                6,050               326,100
Cash flows from investing activities:
   Capital expenditures                                        (43,757)              (74,377)
   Internal use software costs                                  (5,786)               (4,253)
   Purchases of available-for-sale securities                  (29,066)              (99,248)
   Proceeds from maturity of held-to-maturity
      securities                                                  8,985                11,864
   Proceeds from sales of available-for-sale
      securities                                                      -                33,898
   Purchase of other assets                                     (3,376)               (1,145)
       Net cash used in investing activities                   (73,000)             (133,261)
Cash flows from financing activities:
   Proceeds from issuance of notes payable                        5,000                     -
   Principal payments on long-term obligations and
     notes payable                                              (7,531)               (4,294)
   Stock options exercised                                        3,058                18,918
        Net cash provided by financing activities                   527                14,624
Foreign exchange effect on cash and cash
   equivalents                                                    (218)               (1,456)
Net increase in cash and cash equivalents                      (66,641)               206,007
Cash and cash equivalents, beginning of period                  516,360               593,601
Cash and cash equivalents, end of period                    $   449,719           $   799,608

Notes to Consolidated Financial Statements

1. General:

        The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the "Company") as of June 30, 1998 and for
the three and six months ended June 30, 1997 and 1998 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1997 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the consolidated financial position, and the consolidated results of operations and cash flows for the interim period. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report to the Securities and
Exchange    Commission    on    Form   10-K.     The    preparation    of    the
consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses
during    the    reported   period.    Actual   results   could   differ    from
those estimates.

2. Comprehensive Income:

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive   Income."    SFAS   130   establishes   new   rules    for    the
reporting of comprehensive income and its components; however the adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity. SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

     Comprehensive    income   for   the   three   and   six    month    periods
ended June 30, 1997 and 1998 was as follows:

                                       Three Months Ended                Six Months Ended
                                            June 30,                         June 30,

                                     1997             1998             1997            1998
                                                          (in thousands)
                                                           (unaudited)

Comprehensive Income:
Net income                           $  56,483        $  60,740       $  123,999      $  136,611
Foreign currency translation             3,219          (1,621)            1,817         (1,873)
Unrealized gain (loss) on
  available-for-sale securities              -             (34)                -             154

Total Comprehensive Income           $  59,702        $  59,085       $  125,816      $  134,892


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


                                        Three Months Ended                 Six Months Ended
                                             June 30,                          June 30,
                                        1997            1998             1997             1998
                                                            (in thousands)
                                                              (unaudited)
Net income for basic and diluted
  earnings per share                    $  56,483      $  60,740         $  123,999      $  136,611
Weighted average shares for basic
  earnings per share                      153,740        155,427            153,649         154,990
Dilutive effect of stock options            2,491          3,460              2,452           3,241
Weighted average shares for
  diluted earnings per share              156,231        158,887            156,101         158,231



4.  Selected Balance Sheet Information:

                                 December 31,         June 30,
                                   1997               1998
                                                    (unaudited)
                                         (in thousands)
Accounts receivable, net:
   Accounts receivable        $  530,743             $ 541,793
   Less allowance for un-
   collectibe accounts          (20,064)              (13,453)
                              $  510,679            $  528,340

Inventory:
   Components and subassem-
   blies                      $  226,588            $140,423
   Finished goods                 22,636              14,400
                              $  249,224            $ 154,823


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

     Over the past several years, state tax authorities have made inquiries as to whether or not the Company's alleged contacts with those states might require the collection of sales and use taxes from customers and/or the payment of income tax in those states. The Company evaluates such inquiries on a case-by-case basis, and has favorably resolved these tax issues in the past without any material adverse consequences. Based on recent favorable resolution of certain of these issues, management believes that the amount of any state sales and use tax or income tax the Company might ultimately be required to pay for prior periods would not materially and adversely affect the Company's business, consolidated financial position, results of operations or cash flows.

6.   Reclassifications

      Certain reclassifications have been made to prior years' financial statements to conform to current year presentation.
These reclassifications had no impact on previously reported net income or stockholder's equity.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                  Three Months Ended            Six Months Ended
                                       June 30,                     June 30,
                                 1997           1998           1997           1998
Net sales                          100.0%         100.0%         100.0%         100.0%
Cost of goods sold                  81.3%          79.4%          81.3%          80.0%
   Gross profit                     18.7%          20.6%          18.7%          20.0%
Selling, general and
  administrative expenses           13.0%          15.4%          12.5%          14.2%
   Operating income                  5.7%           5.2%           6.2%           5.8%
Other income, net                    0.5%           0.7%           0.5%           0.6%
   Income before income taxes        6.2%           5.9%           6.7%           6.4%
Provision for income taxes           2.1%           2.1%           2.3%           2.3%
   Net income                        4.1%           3.8%           4.4%           4.1%

Second   Quarter   1998   Compared   to   Second   Quarter   1997   and    First
Quarter 1998

       Sales increased 16% in the second quarter of 1998 to $1.62 billion from $1.39 billion in the second quarter of 1997. The increase from the second quarter of 1997 is primarily due to strong consumer demand for the Company's products and continued growth in sales of the Company's portable products. Portable products sales were 14% of total sales for the second quarter of 1998, an increase of 32% versus the comparable period of 1997.
Unit   shipments   in   the   second  quarter   of   1998   increased   33%   to
736,000 from 554,000 in the second quarter of 1997. Weighted average unit prices (AUP) were approximately 12% lower in the second quarter of 1998 versus the comparable period of 1997. Generally, unit prices for specific PC products have decreased over time, reflecting the effects of competition and reduced component costs associated with advances in technology. The Company has generally offset the impact of these declines in component costs by adding or improving product features and by introducing new products based on newer technology at higher prices, resulting in fairly stable unit prices over time. When the timing of component cost reductions and new technology introduction is different, AUP's can fluctuate. Sales in the Americas region for the second quarter of 1998 increased to $1.37 billion, an increase of 20% versus the $1.14 billion recorded in the second quarter of 1997 and unit shipments grew 36%. Sales in the European region in the second quarter of 1998 were $130.7 million, down approximately 22% compared to the second quarter of
1997   while   unit   shipments  in  the  region   decreased   7%.    Sales   in
the   Asia   Pacific   region   grew  to  $116.9   million,   an   increase   of
33%   versus   the   comparable  period  of  1997  while  unit   shipments   for
the second quarter of 1998 in the Asia Pacific region grew 70% over the second quarter of 1997.

        Sales and units shipped in the second quarter of 1998 decreased 6% and 4%, respectively, from the first quarter of 1998. AUP's in the second quarter of 1998 decreased 2% versus the first quarter of 1998 primarily due to product mix changes within the desktop product line. Sales in the Americas region in
the   second   quarter  of  1998  decreased  6%  from  the  first   quarter   of
1998 while units shipped decreased 4% from the first quarter of 1998. In the European region, sales and units shipped decreased
22% and 13%, respectively, from the first quarter of 1998. Sales in the Asia Pacific region in the second quarter of 1998 increased 13% from the first quarter of 1998. Unit shipments in the Asia Pacific region for the second quarter of 1998 increased 18% from units shipped in the first quarter of 1998.

       Gross profit in the second quarter of 1998 increased to $333.7 million, an increase of approximately 28% from the second quarter of 1997. As a percentage of sales, gross profit for the second quarter of 1998 increased to 20.6% from 18.7% and 19.5%, respectively, in the second quarter of 1997 and the first quarter of 1998. The gross profit improvements were primarily attributable to tactical product pricing decisions intended to offset high marketing costs incurred during the quarter. In addition, gross profits were impacted favorably by new product initiatives, improved product mix, some greater than normal
declines   in   component   costs  and  reductions  in   overall   royalty   and
warranty costs.

       Selling, general and administrative (SG&A) expenses for the second quarter of 1998 increased approximately 38% and 10%, respectively, versus the second quarter of 1997 and first quarter of 1998. The increase from the first quarter of 1997 was primarily due to increases in personnel and marketing. The increase from the first quarter of 1998 results primarily from increased marketing investments and new product initiatives. As a percentage of sales, SG&A increased in the second quarter of 1998 to approximately 15.4% from 13.0% and 13.2%, respectively, in the comparable period of 1997 and the first quarter of 1998.

       Due to the factors discussed above, operating income in the second quarter of 1998 increased by 5% to $84.0 million from $79.9 million in the second quarter of 1997 but decreased 23%
from the first quarter of 1998. As a percentage of sales, operating income for the second quarter of 1998 decreased to 5.2% from 5.7% in the second quarter of 1997 and 6.3% in the first quarter of 1998.

        Other   income,   net   includes   other   income   net   of   expenses,
such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $10.9 million from $6.4 million and $9.3 million, respectively, in
the   second   quarter   of   1997  and  first  quarter   of   1998,   primarily
due to the additional interest income generated by increases in cash balances and marketable securities.

       The   Company's   annualized  effective  tax  rate  was   36%   for   the
second   quarter   of   1998,  an  increase  from  the  34.5%   rate   for   the
second quarter of 1997. The increase from 1997 is due to shifts in the geographical distribution of the Company's earnings.

First Six Months of 1998 Compared to First Six Months of 1997

       For the first half of 1998, sales increased 19% to $3.35 billion from $2.81 billion in the comparable period of 1997. The increase is primarily due to strong consumer demand for the Company's products and the continued growth in sales of the Company's portable products. Unit shipments for the first half of 1998 increased 36% to 1,503,000 units from 1,114,000 units in
the   first   half   of   1997.    AUP's  were  approximately   12%   lower   in
the first half of 1998 versus the comparable period of 1997. Sales in the Americas region for the first half of 1998 grew 23%
versus the comparable period of 1997 to $2.83 billion and unit shipments increased 39%. Sales for the first half of 1998 for the European region were $293.7 million, a decrease of 14% versus the first half of 1997 while unit shipments remained comparable. Sales in the Asia Pacific region grew to $220.3 million in the first six months of 1998, an increase of 33% versus the first half of 1997 and unit shipments increased 59%.

       Gross profit in the first half of 1998 increased to $670.2 million from $526.2 million in the first half of 1997. As a percentage of sales, gross profit for the first half of 1998 was 20.0%, up from 18.7% in the comparable period of 1997. Gross profit percentages were impacted favorably by improved product mix, declines in component costs and reductions in overall royalty and warranty costs.

       SG&A expenses in the first half of 1998 increased 36% to $477.0 million from $351.4 million in the first half of 1997. As a percentage of sales, SG&A increased to 14.2% during the first half of 1998 from 12.5% in the comparable period of 1997. The increase in SG&A represents increases in personnel expenses reflecting the general growth of the business and marketing expenses attributable to an investment in the Company's brand and new product initiatives.

       Due to the factors discussed above, operating income for the first half of 1998 increased 11% to $193.2 million from $174.7
million   in   the   first   half  of  1997.   As   a   percentage   of   sales,
operating income decreased to 5.8% in the first half of 1998 from 6.2% in the comparable period of 1997.

       Other   income,   net   increased  in  the  first   half   of   1998   to
$20.3 million from $14.6 million during the comparable period of 1997. The increase results from additional interest income generated by increased cash balances and marketable securities.

       The Company's annualized effective tax rate was 36.0% for the first half of 1998 compared to 34.5% recorded in the first half of 1997. The increase in the effective tax rate is due to shifts in the geographic distribution of the Company's earnings.

Liquidity and Capital Resources

       At   June   30,   1998,  the  Company  had  cash  and  cash   equivalents
of $799.6 million, marketable securities of $92.2 million and an unsecured committed credit facility with certain banks aggregating $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At June 30, 1998, no amounts were outstanding under the revolving line of credit. Approximately $3.5 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

       The Company generated $326.1 million in cash from operations during the first six months of the year, including $162.5 million of net income adjusted for non-cash items. Other significant factors increasing available cash include a decrease in inventory levels of $94.4 million and an increase of accounts payable and other liabilities of $87.7 million, partially offset by an increase in accounts receivable. The Company used approximately
$78.6 million for the construction of new facilities, information systems and equipment and $53.5 million to purchase investments in marketable securities, net of proceeds of securities sold.

       At   June   30,   1998,  the  Company  had  long-term  indebtedness   and
capital lease obligations of approximately $16.9 million. These obligations relate to the Company's investments in equipment and facilities.

       The   Company   anticipates  that  it  will  retain   all   earnings   in
the   foreseeable   future   for  development   of   its   business   and   will
not distribute earnings to its stockholders as dividends.

New Accounting Pronouncements

       In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 1999. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's financial position or results of operations.

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

     The Company anticipates the implementation phase of this project to begin no later than the third quarter of 1998 and to
be   completed   by   the   second  quarter   of   1999.    If   the   necessary
modifications and implementations are not made on a timely basis, the Year 2000 issue could have a material, adverse effect on the business, consolidated financial position, results of operations or cash flows of the Company.

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

     During the first half of 1998, the Company expensed incremental costs of approximately $1.4 million related to the
Year 2000 remediation efforts, and has expensed $1.7 million on a life-to-date basis. The current total estimated cost to complete
the   Year   2000   remediation   efforts  is   from   $10   to   $15   million,
exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

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

Item    3.     Quantitative   and   Qualitative   Disclosures    About    Market
Risk

     There has not been a material change in the Company's exposure to foreign currency risks since December 31, 1997.



                     II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on May 21, 1998. At the meeting, stockholders voted on (i) the election of two Class II directors of the Company to hold office until the
annual   meeting   of  stockholders  of  the  Company  to  be   held   in   2001
and   until   a   successor   is   duly  elected   and   qualified,   and   (ii)
approval of an amendment to the Gateway 2000, Inc. 1996 Long-Term Incentive Equity Plan.

                                Votes         Votes         Withheld/      Broker
                                 For         Against        Abstentions    Non-Votes
1.  Election of Directors

        Jeffrey Weitzen       142,684,124            --        236,184           --
        Douglas L. Lacey      142,686,270            --        234,038           --

2.  Approval of amendment
    to 1996 Long-Term
    Incentive Equity Plan     103,889,983    15,624,007        340,743   23,065,575

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits:

  Exhibit                  Description of Exhibits
    No.
   10.19     Gateway 2000, Inc. 1996 Long-Term Incentive Equity
             Plan As Amended
   10.20     Gateway 2000, Inc. 1996 Non-Employee Directors
             Stock Option Plan
    27.1     Financial Data Schedule

  (b)     Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.


                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Gateway 2000, Inc.


Date:  August 14, 1998           By:  /s/ David J. McKittrick
                                   David J. McKittrick
                                   Senior Vice President, Chief
                                   Financial Officer and
                                   Treasurer (authorized officer
                                       and    chief    accounting
                                   officer)

Exhibit                     INDEX TO EXHIBITS
  No.

 10.19  Gateway 2000, Inc. 1996 Long-Term Incentive Equity Plan
        As Amended

 10.20  Gateway 2000, Inc. 1996 Non-Employee Directors Stock
        Option Plan As Amended

 27.1   Financial Data Schedule