Form 10-Q
period 1998-09-30
GATEWAY 2000 INC
filed 1998-11-16
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1998
                               OR
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

                    4545 Towne Centre Court
                  San Diego, California 92121
       (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (619)799-3401


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No       .

      As of November 10, 1998, there were 156,286,837 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of November 10, 1998, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.
                           I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 1997 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                   Three months Ended September 30,    Nine Months ended September 30,
                                        1997             1998              1997              1998
Net Sales                           $   1,504,851    $   1,815,516     $   4,316,845      $   5,162,352
Costs of goods sold                     1,309,601        1,437,709         3,595,444          4,114,363
   Gross profit                           195,250          377,807           721,401          1,047,989
Selling, general and
  administrative expenses                 219,258          264,452           570,680            741,445
Nonrecurring expenses                     113,842                -           113,842                  -
   Operating income (loss)              (137,850)          113,355            36,879            306,544
Other income, net                           5,612           12,653            20,195             32,918
   Income (loss)before income
     taxes                              (132,238)          126,008            57,074            339,462
Provision (benefit) for income
   taxes                                 (25,125)           45,363            40,187            122,206
   Net income (loss)                $   (107,113)       $   80,645        $   16,887        $   217,256

Share and per share information:
   Net income (loss) per share:
      Basic                            $   (0.70)         $   0.52          $   0.11           $   1.40
      Diluted                          $   (0.68)         $   0.51          $   0.11           $   1.37
   Weighted average shares
    outstanding:
      Basic                               153,980          155,849           153,761            155,280
      Diluted                             156,875          159,518           156,373            158,708


                               Gateway 2000, Inc.
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and September 30, 1998
                    (in thousands, except per share amounts)


                                                        December 31,           September 30,
                                                            1997                   1998
                                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $   593,601           $   871,351
   Marketable securities                                           38,648               132,156
   Accounts receivable, net                                       510,679               559,538
   Inventory                                                      249,224               198,016
   Other                                                          152,531               183,816
      Total current assets                                      1,544,683             1,944,877
Property, plant and equipment, net                                336,469               416,044
Internal use software costs, net                                   39,998                37,704
Intangibles, net                                                   82,590                69,924
Other assets                                                       35,531                43,252
                                                            $   2,039,271         $   2,511,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-
     term obligations                                          $   13,969             $   9,659
   Accounts payable                                               488,717               677,721
   Accrued liabilities                                            271,250               347,466
   Accrued royalties                                              159,418               114,183
   Other current liabilities                                       70,552                63,977
        Total current liabilities                               1,003,906             1,213,006
Long-term obligations, net of current maturities                    7,240                 2,481
Warranty and other noncurrent liabilities                          98,081               100,025
        Total liabilities                                       1,109,227             1,315,512

Contingencies (Note 6)

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000 shares
     authorized; none issued and outstanding                            -                     -
   Class A Common Stock, nonvoting, $.01 par
     value, 1,000 shares authorized; none issued
     and outstanding                                                    -                     -
   Common Stock, $.01 par value, 220,000 shares
     authorized; 154,128 shares and 156,034
     shares issued and outstanding, in 1997 and
     1998, respectively                                             1,541                 1,560
   Additional paid-in capital                                     299,483               349,101
   Retained earnings                                              634,509               851,766
   Accumulated other comprehensive income (loss)                  (5,489)               (6,138)
         Total stockholders' equity                               930,044             1,196,289
                                                            $   2,039,271         $   2,511,801




                               Gateway 2000, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                            1997                   1998
Cash flows from operating activities:
   Net income                                                  $   16,887           $   217,256
   Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation and amortization                                63,268                76,224
      Provision for uncollectible accounts
       Receivable                                                   2,422                 2,278
      Deferred income taxes                                      (63,749)              (22,906)
      Nonrecurring items                                          113,842                     -
      Other, net                                                      256                   741
      Changes in operating assets and
       Liabilities:
         Accounts receivable                                     (20,665)              (51,137)
         Inventory                                               (83,524)                51,208
         Other assets                                            (63,679)              (21,826)
         Accounts payable                                          41,891               187,903
         Accrued liabilities                                       12,184                76,878
         Accrued royalties                                          5,092              (45,235)
         Other current liabilities                               (30,548)                16,765
         Other liabilities                                         36,894                 6,515
            Net cash provided by operating
              activities                                           30,571               494,664
Cash flows from investing activities:
   Capital expenditures                                          (94,094)             (128,983)
   Internal use software costs                                   (11,130)               (7,927)
   Purchases of available-for-sale securities                    (32,286)             (142,171)
   Proceeds from maturity of available-for-sale
    securities                                                      8,985                15,026
   Proceeds from sales of available-for-sale
    securities                                                      2,000                33,898
   Acquisitions, net of cash acquired                           (142,320)                     -
   Other, net                                                     (2,944)                 (868)
      Net cash used in investing activities                     (271,789)             (231,025)
Cash flows from financing activities:
   Proceeds from issuance of notes payable                         10,000                     -
   Principal payments on long-term obligations
    and notes payable                                            (13,972)              (11,693)
   Stock options exercised                                          5,171                25,699
      Net cash provided by financing activities                     1,199                14,006
   Foreign exchange effect on cash and cash
    equivalents                                                   (2,354)                   105
   Net increase (decrease) in cash and cash
    equivalents                                                 (242,373)               277,750
   Cash and cash equivalents, beginning of
    Period                                                        516,360               593,601
   Cash and cash equivalents, end of period                   $   273,987           $   871,351



Notes to Consolidated Financial Statements

1. General:

        The    accompanying   unaudited   consolidated   financial    statements
of Gateway 2000, Inc. (the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1997 and
1998    have    been   prepared   on   the   same   basis   as    the    audited
consolidated financial statements for the year ended December 31, 1997 and, in the opinion of management, reflect all adjustments
(consisting   of   normal   recurring   adjustments)   necessary    to    fairly
state the consolidated financial position, and the consolidated results of operations and cash flows for the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

3. Comprehensive Income:

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive   Income."    SFAS   130   establishes   new   rules    for    the
reporting of comprehensive income and its components; however the adoption of this statement had no impact on the Company's current or previously reported net income or stockholders' equity. SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

     Comprehensive    income   (loss)   for   the   three   and    nine    month
periods ended September 30, 1997 and 1998 was as follows:

                                        Three Months Ended                Nine Months Ended
                                           September 30,                    September 30,
                                       1997             1998            1997             1998
                                                           (in thousands)
                                                             (unaudited)
Net income (loss)                   $  (107,113)        $  80,645       $  16,887       $  217,256
Foreign currency translation             (3,110)              875         (1,294)            (997)
Unrealized gains on available-
  for-sale securities                        102              194             102              348

Total comprehensive income (loss)   $  (110,121)        $  81,714       $  15,695       $  216,607


4. Share and Per Share Information:

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


                                   Three Months Ended              Nine Months Ended
                                      September 30,                  September 30,
                                  1997            1998            1997            1998
                                                     (in thousands)
                                                      (unaudited)
Net income (loss) for basic
  and diluted earnings per
  share                        $  (107,113)       $  80,645      $  16,887      $  217,256
Weighted average shares for
  basic earnings per share          153,980         155,849        153,761         155,280
Dilutive effect of stock
  options                             2,895           3,669          2,612           3,428
Weighted average shares for
  diluted earnings per
  share                             156,875         159,518        156,373         158,708



5. Selected Balance Sheet Information:

                                          December 31,       September 30,
                                              1997                1998
                                                              (unaudited)
                                                   (in thousands)
Accounts receivable, net:
   Accounts receivable                        $   530,743        $   576,394
   Less allowance for uncollectible
     accounts                                    (20,064)           (16,856)
                                              $   510,679        $   559,538

Inventory:
   Components and subassemblies               $   226,588        $   185,326
   Finished goods                                  22,636             12,690
                                              $   249,224        $   198,016


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

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                                 Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                               1997             1998            1997           1998
Net sales                                         100.0%           100.0%         100.0%          100.0%
Cost of goods sold                                 87.0%            79.2%          83.3%           79.7%
   Gross profit                                    13.0%            20.8%          16.7%           20.3%
Selling, general and administrative
  expenses                                         14.6%            14.6%          13.2%           14.4%
Nonrecurring items                                  7.6%                -           2.6%               -
   Operating income (loss)                        (9.2)%             6.2%           0.9%            5.9%
Other income, net                                   0.4%             0.7%           0.4%            0.7%
   Income (loss) before income taxes              (8.8)%             6.9%           1.3%            6.6%
Provision (benefit) for income taxes              (1.7)%             2.5%           0.9%            2.4%
   Net income (loss)                              (7.1)%             4.4%           0.4%            4.2%



Third    Quarter   1998   Compared   to   Third   Quarter   1997   and    Second
Quarter 1998

       Sales increased 21% in the third quarter of 1998 to $1.82 billion from $1.50 billion in the third quarter of 1997. Unit shipments in the third quarter of 1998 increased 43% to approximately 887,000 units from approximately 622,000 units in the third quarter of 1997. Continued unit growth was primarily the result of the strong performance in the Americas region, accounting for 89% of total unit sales. Weighted average unit prices (AUP's) were approximately 15% lower in the third quarter of 1998 versus the comparable period of 1997. These declines were caused by continuing industry-wide trends to lower priced PCs and continued reductions in component costs that have not been offset by the introduction of newer technologies. Sales in the Americas region for the third quarter of 1998 increased to
$1.61    billion,    an   increase   of   24%   versus   the    $1.30    billion
recorded   in   the  third  quarter  of  1997  and  unit  shipments   grew   46%
over the prior quarter. Sales in the European region in the third quarter of 1998 were $106.8 million, down approximately 16%
compared to the third quarter of 1997 while unit shipments in the region were flat. Sales in the Asia Pacific region grew to
$101.8 million, an increase of 26% versus the comparable period of 1997 while unit shipments for the third quarter of 1998 grew 54% over the third quarter of 1997.

        Sales    and   units   shipped   in   the   third   quarter   of    1998
increased 12% and 21%, respectively, from the second quarter of 1998. AUP's in the third quarter of 1998 decreased 7%
sequentially. Sales in the Americas region in the third quarter of 1998 increased 17% from the second quarter of 1998 while units shipped increased 27%. In the European region, sales and units shipped decreased 18% and 15%, respectively, from the second quarter of 1998. Sales in the Asia Pacific region in the third quarter of 1998 decreased 13% from the second quarter of 1998, while unit shipments decreased 11%.

       In   addition   to  robust  desktop  unit  sales,  unit  sales   of   the
Company's    portable   products   hit   record   levels   in    the    quarter,
increasing   96%   and   38%,   respectively,   over    the
third quarter of 1997 and the second quarter of 1998, accounting for 11% of total unit sales. Server unit sales increased 297% over the third quarter of 1997 when the Company entered the server market with the acquisition of Advanced Logic Research.
On a sequential basis, server unit sales increased 27%. Shipments of the Company's convergence products increased 80% and 48%, respectively, over the third quarter of 1997 and the second quarter of 1998.

       Gross profit in the third quarter of 1998 rose to $377.8 million, an increase of approximately 93% from the third quarter of 1997 and an increase of approximately 13% versus the second quarter of 1998. As a percentage of sales, gross profit for the third quarter of 1998 increased to 20.8% from 13.0% and 20.6%, respectively, in the third quarter of 1997 and the second quarter of 1998. The increase over the third quarter of 1997 is partially attributable to the adverse effects of excess inventories experienced in the third quarter of 1997. During the third quarter of 1997 there were significant declines in the market value of many inventory components. In order to mitigate the impact of these excess inventories, the Company sold product with profit margins below targeted levels. In addition, reserves were recorded against excess and obsolete inventories still on hand at the end of the third quarter of 1997. Continued gross profit improvement is also attributable to higher margin products sold under new marketing initiatives as well as the benefits of the direct model and decreasing component costs. Demand for the Company's products was consistent throughout the third quarter of 1998; however, the Company experienced a number of component quality and shortage problems causing backlog to increase by 40% over the end of the second quarter of 1998.

       Selling,   general   and   administrative   (SG&A)   expenses   for   the
third quarter of 1998 increased approximately 21% and 6%, respectively, versus the third quarter of 1997 and second quarter
of   1998.   The   increase   is  attributable  to  the   strong   unit   growth
experienced during the quarter. In support of the continued growth, the Company also opened a new manufacturing and sales facility in Salt Lake City later in the quarter. As a percentage of sales, SG&A in the third quarter of 1998 was approximately 14.6%, flat compared to the third quarter of 1997 and a decline
from   15.4%   in   the   second   quarter  of  1998.    SG&A   increased   less
than previously anticipated by management due to continuing emphasis on cost control measures.

        The Company recorded several nonrecurring pretax charges totaling $113.8 million for the third quarter of 1997. Of the
nonrecurring   charges,   $59.7  million  was   for   the   write-off   of   in-
process   research   and   development  acquired  in   the   purchase   of   ALR
and certain assets of Amiga Technologies. Also included in the nonrecurring charges was a non-cash write-off of $45.2 million resulting from the abandonment of a capitalized internal-use software project and certain computer equipment. In addition, $8.6 million was recorded for severance of employees and the closing of a foreign office as part of the Company's global reorganization.

       Due to the factors discussed above, operating income in the third quarter of 1998 increased by $251.3 million to $113.4 million from the operating loss of $137.9 million in the third quarter of 1997 and increased 35% from the second quarter of 1998. As a percentage of sales, operating income for the third quarter of 1998 increased to 6.2% from (9.2%) in the third quarter of 1997 and 5.2% in the second quarter of 1998.

        Other   income,   net   includes   other   income   net   of   expenses,
such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $12.7 million from $5.6 million and $10.9 million, respectively, in the third quarter of 1997 and second quarter of 1998, primarily due to the additional interest income generated by increases in cash balances and marketable securities.

       The Company's annualized effective tax rate was 36% for the third quarter of 1998, consistent with the second quarter of
1998.    The   effective   tax  (benefit)  rate  for  the   third   quarter   of
1997   was   (19.0%),   representing   the   income   tax   benefit   from   the
net loss.

First Nine Months of 1998 Compared to First Nine Months of 1997

       For   the   first   nine  months  of  1998,  sales   increased   20%   to
$5.16    billion   from   $4.32   billion   in   the   comparable   period    of
1997. The increase is primarily due to strong consumer demand for the Company's products and the continued growth in sales of the Company's portable and server products. Unit shipments for
the   first   nine   months   of  1998  increased   38%   to   2,390,000   units
from 1,736,000 units in the comparable period of 1997. AUP's were approximately 13% lower in the first nine months of 1998 versus the same period of 1997. Sales in the Americas region grew 23% versus the comparable period of 1997 to $4.44 billion and unit shipments increased 42%. Sales for the first nine months of 1998 for the European region were $400.5 million, a decrease of 14% versus the first nine months of 1997 while unit shipments remained flat. Sales in the Asia Pacific region grew to $322.0 million in the first nine months of 1998, an increase
of   30%   versus   the   comparable  period  of  1997  while   unit   shipments
increased 58%.

       Gross   profit   in   the  first  nine  months  of  1998   increased   to
$1.05   billion   from   $721.4   million  in   the   first   nine   months   of
1997.    As   a   percentage  of  sales,  gross  profit  for  the   first   nine
months of 1998 was 20.3%, up from 16.7% in the comparable period of 1997. Gross profit percentages were impacted favorably by higher margin products encompassed under new marketing programs as well as declines in component costs.

       SG&A   expenses  in  the  first  nine  months  of  1998   increased   30%
to $741.4 million from $570.7 million in the first nine months of 1997. As a percentage of sales, SG&A increased to 14.4% from 13.2% recorded in the comparable period of 1997. The increase in SG&A represents increases in personnel expenses reflecting the general growth of the business and marketing expenses attributable to an investment in the Company's brand and new product initiatives.

        As    noted   above,   the   Company   recorded   several   nonrecurring
pretax charges totaling $113.8 million for 1997.

       Due to the factors discussed above, operating income for the first nine months of 1998 increased 731% to $306.5 million from
$36.9 million in the first nine months of 1997. As a percentage of sales, operating income increased to 5.9% from 0.9% in the comparable period of 1997.

       Other income, net increased in the first nine months of 1998 to $32.9 million from $20.2 million during the comparable period of 1997. The increase results from additional interest income generated by increased cash balances and marketable securities.

       The Company's annualized effective tax rate was 36.0% for the first nine months of 1998 compared to 70.4% recorded in the first nine months of 1997. The abnormally high 1997 effective rate was due to nondeductible expenses for income tax purposes resulting from the write-off of in-process research and development from the acquisitions of ALR and certain assets of Amiga Technologies during third quarter 1997.

Liquidity and Capital Resources

        At September 30, 1998, the Company had cash and cash equivalents of $871.4 million, marketable securities of $132.2 million and an unsecured committed credit facility with certain banks aggregating $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At
September 30, 1998, no amounts were outstanding under the revolving line of credit. Approximately $3.5 million was committed to support outstanding standby letters of credit.
Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

       The Company generated $494.7 million in cash from operations during the first nine months of the year, including $273.6 million of net income adjusted for non-cash items. Other significant factors increasing available cash include a decrease in inventory levels of $51.2 million and an increase of accounts payable and other accrued liabilities of $242.8 million, partially offset by an increase in accounts receivable and other assets. The decrease in inventory levels and increase in accounts payable and other accrued liabilities is attributable to the Company's increased focus on working capital management. The Company used approximately $136.9 million for the construction of new facilities, information systems and equipment and $93.2 million to purchase investments in marketable securities, net of proceeds of securities sold. The Company continued to expand the retail Gateway Country stores with 27 new stores added during the third quarter of 1998, bringing the total number of stores to 85.

         At September 30, 1998, the Company had long-term indebtedness and capital lease obligations of approximately $12.1 million. These obligations relate to the Company's investments in equipment and facilities. The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

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

       In 1998, the Accounting Standards Committee issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal
Use,"    which    is    effective    for   fiscal    years    beginning    after
December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not capitalized, and on the accounting for such software that is marketed. The Company plans to adopt the provisions of this SOP in 1998 and the adoption is not expected to have an impact on its consolidated financial position, results of operations or cash flows.

Year 2000

The "Year 2000" issue has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore, do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

State of Readiness The Company has adopted a seven-step process toward Year 2000 readiness consisting of the following: (i) awareness: fostering an understanding of and commitment to the problem and its potential risks; (ii) inventory: identifying and locating systems and technology components that may be affected;
(iii) assessment: reviewing these components for Year 2000 compliance and assessing the scope of potential Year 2000 issues;
(iv) planning: defining the technical solutions labor and work plans necessary for each affected system; (v) remediation/replacement: completing the programming to upgrade or replace the problem software or hardware; (vi) testing and compliance validation: conducting testing followed by independent validation by a separate internal verification team; and (vii) implementation: placing the corrected systems and technology back into the business environment with a management monitoring system to ensure ongoing compliance.

The Company has grouped its systems and technology into the following three categories for purposes of Year 2000 compliance:
(i) information resource applications and technology consisting of enterprise-wide systems supported by the Company's centralized information technology organization (IT); (ii) business processes consisting of hardware, software, and associated computer chips as well as external vendors used in the operation of the Company's core business functions; and (iii) building systems consisting of non-IT equipment at properties that use embedded computer chips such as elevators, automated room key systems and HVAC equipment. The Company is prioritizing its efforts based on the severity with which non compliance would affect service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (Mission Criticality).

As of the end of the third quarter, the Company believes the Awareness and Inventory phases are complete for both IT systems and building systems and 50 percent complete for business processes. For IT systems, the Company believes the assessment, planning and remediation/replacement phases are each over 50 percent complete with testing and compliance validation ready to begin on numerous systems. For business processes and building systems, the Company believes the assessment and planning are over 25 percent complete with a substantial amount of work in process. The progress level for remediation/replacement and testing and compliance validation has not yet been documented and quantified. The Company plans to complete the remediation/replacement and testing phases for its mission critical IT systems by the end of the second quarter of 1999 with the remaining half of 1999 reserved for unplanned contingencies and compliance validation and quality assurance. For mission critical business processes and building systems, the same level of completion is targeted for October 1999.

The Company has also initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners. The Company is focusing its efforts on the business interfaces most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Systems, the Company's primary suppliers of non-IT products, or provide the most critical payment processing functions. Responses have been received from a majority of the third parties that comprise this group.

Costs During the first nine months of 1998, the Company expensed incremental costs of approximately $2.5 million related to the Year 2000 remediation efforts, and has expensed $2.8 million on a life-to-date basis. The current total estimated cost to complete the Year 2000 remediation efforts is from $14 to $16 million, exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

Year 2000 Contingency Plans The Company is reviewing its existing contingency plans for potential modification to address specific
Year 2000 issues as they arise and expects to continue this process during the next four fiscal quarters.

Company Products with respect to PC products sold to customers, for all the Company hardware based on the Intel family of Pentium processors (Pentium[Registered Trademark], Pentium[Registered Trademark] Pro, Pentium[Registered Trademark] II, Pentium [Registered Trademark] II Xeon[Trademark] and Celeron[Trademark] processors) and using an operating system provided by the Company, the Company warrants to customers that such systems sold after January 1, 1997 will process dates correctly before, during, and after January 1, 2000.
This warranty applies to desktop, portable, Destination, and server products, and it is governed by the terms and conditions outlined in the original system warranty. It does not include application software, or non-Company branded external hardware peripherals such as printers, scanners, and joysticks. Because the company does not control the design of these products, it cannot ensure how they access or calculate date information in the computer. Certain hardware sold before January 1, 1997 will require remediation or replacement to become Year 2000 compliant. While the Company believes it is not legally responsible for costs incurred by customers to become
Year 2000 Compliant or Year 2000 failures resulting from software or non-Company branded external hardware peripherals, the Company may experience increased customer claims as a result.

Risks of the Company's Year 2000 Issues Based on current information, the Company believes that the Year 2000 problem will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there is no assurance that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business, results of operations, and its financial condition, as could the potential impact of increased customer claims. The Company cannot predict the effects that Year 2000 non-compliance would have on it, which would ultimately depend on numerous uncertainties such as: (i) the factors listed above under Costs; (ii) whether significant third parties, including suppliers, properly and timely address the Year 2000 issue; (iii) whether broad-based or systemic economic failures may occur, and the severity and duration of such failures, including loss of utility and/or telecommunications services, and errors or failures in financial transactions or payment processing systems such as credit cards;
and (iv) whether the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events and the outcome of any such litigation or proceedings.

Note: Intel and Pentium are registered trademarks, and Pentium II Xeon and Celeron are trademarks of Intel Corporation.

Factors That May Affect Future Results

         The above statements include forward-looking statements based on current management expectations. Factors that could
cause    future    results   to   differ   from   the   Company's   expectations
include   the   following:   growth   in   the   personal   computer   industry;
competitive factors and pricing pressures; component supply shortages; inventory risks due to shifts in market demand; changes in the product, customer or geographic sales mix in any particular period; the outcome of pending and future litigation;
access    to    necessary    intellectual   property    rights;    changes    in
government regulation; foreign currency fluctuations; risks of acquired businesses; and general domestic and international economic conditions.

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

        Short product life cycles characterize the PC industry, resulting from rapid changes in technology and consumer preferences and declining product prices. The Company's in-house engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There is no assurance that the Company will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in its products or features in a timely manner.

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



                         II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits:

  Exhibit                  Description of Exhibits
    No.
    27.1                   Financial Data Schedule

  (b)     Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.


                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Gateway 2000, Inc.


Date:  November 16, 1998         By: /s/ John J. Todd
                                    John J. Todd
                                    Senior Vice President, Chief
                                    Financial Officer and
                                    Treasurer (authorized
                                    officer and chief accounting
                                    officer)



  Exhibit                     INDEX TO EXHIBITS
    No.

    27.1                   Financial Data Schedule