Form 10-K405
period 1998-12-31
GATEWAY 2000 INC
filed 1999-03-31
CIK 895812

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                        Commission file number 0-22784


                              GATEWAY 2000, INC.


A DELAWARE CORPORATION                                    I.R.S. EMPLOYER NUMBER
                                                                42-1249184

                   4545 Towne Centre Court, San Diego  92121

                       Telephone number: (619) 799-3401


Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                -----------------------------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE           NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                        -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1999 (based on the last sale price on the New York Stock Exchange as of such date) was $5,875,005,141. At such date, there were 156,468,709 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Gateway's definitive proxy statement relating to its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Gateway 2000, Inc. together with its subsidiary companies ("Gateway" or the "Company") is a leading direct marketer of personal computers ("PCs") and related products and services. Gateway develops, manufactures, markets, and supports a broad line of desktop and portable PCs, digital media (convergence) PCs, servers, workstations and PC-related products used by individuals, families, businesses, government agencies and educational institutions.
Gateway manages its business activities primarily in two customer-focused segments: consumer and business.

     The Company is one of the leading suppliers of PCs to the U.S. consumer market, with a market share of approximately 17% in the fourth quarter of 1998, making Gateway number one in home desktop PCs in the U.S. for the fourth quarter according to Gartner Group/Dataquest U.S. PC Quarterly Statistics. Gateway's strategy is to deliver the best value to its customers by offering quality, high-performance PCs and other products employing the latest technology at competitive prices and by providing outstanding service and support. Internet users can access information about Gateway and its products and services at http://www.gateway.com.

     Gateway was incorporated in Iowa on August 15, 1986, merged into a South Dakota corporation of the same name effective December 29, 1989, and merged into a Delaware corporation of the same name effective February 20, 1991. Gateway common stock trades on the New York Stock Exchange under the symbol GTW.

BUSINESS OPERATIONS

     Direct Marketing and Distribution. Gateway sells its products directly to
     ---------------------------------
PC customers through three complementary distribution channels - phone sales, its internet website, http://www.gateway.com, and the Gateway Country(SM)
                      ----------------------
stores. In April 1996, Gateway became the first major PC manufacturer to provide consumers the ability to custom configure, order and pay for a personal computer via the World Wide Web. Gateway Country stores allow customers to test the entire line of Gateway products and have their questions answered by highly trained sales representatives. Unlike traditional retail stores, Gateway Country stores do not maintain an inventory of computers for sale, keeping overhead costs low. Customers can order a computer while at the store, can visit the Gateway website later and place an order over the internet, or can call to ask further questions and order their computer over the telephone. Gateway believes that 50% of its customers take advantage of at least two of these channels before making their purchases.

     Gateway believes that this direct distribution approach provides several benefits. First, Gateway believes it can offer competitive pricing by avoiding the additional markups, inventory and occupancy costs associated with distributors, dealers and traditional retail stores. Second, by alleviating the need for the high levels of finished goods inventory required by traditional retail channels, Gateway believes it can respond more quickly to changing customer demands - offering new products on a timely basis and reducing its exposure to the risk of product obsolescence. Third, Gateway believes that working directly with PC customers promotes brand awareness and customer loyalty as evidenced by the high number of repeat customers.

     Gateway markets its products directly to PC customers, primarily by placing advertisements on television, newspapers, magazines, radio and its internet website, http://www.gateway.com. These advertisements include product information and Gateway's toll-free telephone numbers. Gateway also conducts national consumer-oriented television advertising campaigns. Gateway believes its creative marketing, including use of its famous trademarked "BLACK AND WHITE SPOT" Design on product packaging, has helped generate significant brand awareness and a loyal customer base.

     As of December 31, 1998, a sales force of over 3,700 Company employees sold Company products directly to customers over the telephone. Customers can order products over the telephone up to fifteen hours a day and seven days a week in the U.S. and six days a week elsewhere in the world. As of December 31, 1998, Gateway utilized over 6,600 customer and technical support representatives providing comprehensive service and support. Gateway's sales force and customer service staff have continued to expand to meet increased demand for Gateway products and support services. By mid-March 1999 Gateway had also expanded its Gateway Country(SM) stores to 153 stores throughout 39 states (from 37 stores at December 31, 1997), allowing customers direct interaction with sales representatives.

     Over 50% of Gateway's business is believed to be attributable to either previous buyers of Gateway(TM) PCs or new customers referred by previous buyers. Gateway has sold over 11.8 million PCs to date, and maintains a database of its customers. To provide a broader range of services to these customers, Gateway has introduced innovative means of marketing and communication. These include the Gateway Moola credit card that gives consumers a rebate applicable toward future Gateway purchases. Since 1995, Gateway has maintained a web site on the Internet, at the address http://www.gateway.com. Gateway's Internet web site offers information about Gateway events, new product offerings and technical support advice. In addition, regular surveys of Gateway's customers also give Gateway valuable marketing, service and product information.

     Business Sales.  During 1998, Gateway continued to expand sales and
     ---------------
marketing efforts directed to its business customers, including small business and home office as well as to Fortune 1000 customers. To meet the needs of small business and home office customers, Gateway opened its Gateway Business Solutions Center in its Country Stores. Each Business Solutions Center allows potential customers to see the PC solutions for their business needs and discuss them with trained sales personnel. In addition, for its larger corporate accounts, Gateway expanded its Gateway Partners program. Gateway Partners uses third-party resellers to sell to business customers that prefer the extra services available. To support its traditional Fortune 1000 customer base, Gateway also increased its major accounts sales force during 1998.

     Internet Opportunities - Access and E-Commerce. Gateway began offering
     ----------------------------------------------
Internet service in November 1997, when it became the first major PC manufacturer to offer nationwide Internet provider service directly to its customers. The gateway.net(SM) Internet service offers electronic mail, Internet access, and an array of news, entertainment, family-oriented topics, weather, sports, Internet tips and tutorials.

     In February 1999, Gateway purchased a minority ownership share in the e-commerce operations of NECX Direct, with an option to acquire the remaining shares in the future. NECX created the first Internet-based, transaction-capable, e-commerce site in 1993, and today its e-commerce storefront is one of the highest rated sites on the Web. In 1998, it won the U.S. News and World Report "Best of the Web" award, PC Magazine's "Editor's Choice" for Computer Hardware and PC World's "Best" Online Buying Experience award. NECX will help Gateway develop and launch "SpotShop.com," an e-commerce site that will offer Gateway branded products as well as complimentary peripherals and software from leading manufacturers. SpotShop.com will be linked to Gateway's website at www.gateway.com, which Gateway believes is visited by about 60,000 individuals
---------------
each day. Through SpotShop.com, Gateway customers will be able to personalize an entire computing solution and receive all of their required products directly from Gateway in a matter of days.

     Your:)Ware Program - Customized Computers.  In May 1998, Gateway introduced
     ------------------------------------------
the Your:)Ware(SM) program that combines two unique features to address the needs of today' computer customers. First, a customer is offered a computer personalized and built to order, with customized hardware and software, combined with client-centered service, optional software additions, an optional Internet connection, and financing options. The second feature of the Your:)Ware program addresses the growing concern that a computer system purchased today will become outdated and obsolete. After two years of ownership, a Your:)Ware customer can trade in the computer toward the purchase of a new system.

     In early 1999, Gateway announced the creation of an internal division to manage the financing of customer PCs under its Your:)Ware program. Gateway believes that in 1998 third parties originated approximately $1 billion in financing business related to the Your:)Ware program. The financing division is chartered with expanding the financing options available to customers.

     Quality Product, Service and Support.  Gateway believes that as PC
     ------------------------------------
customers have become increasingly sophisticated in their purchasing decisions, quality and reliability have become increasingly important. Gateway works closely with its suppliers to develop high-quality components, manufactured to Gateway's specifications. In addition, every Gateway PC undergoes extensive quality control testing. Gateway believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs. To provide superior service and support to its customers, Gateway utilizes more than 6,600 customer and technical support representatives specifically trained to assist customers with the resolution of technical questions relating to Gateway's products.

     Latest Technology.  Gateway works directly with a wide range of suppliers
     -----------------
to evaluate the latest developments in PC-related technology. Gateway believes that these relationships, together with market information obtained from its direct customer relationships, the flexibility of build-to-order manufacturing, low inventory and short production lead times allow Gateway to rapidly introduce and deliver appealing new products and software.

     Competitive Pricing.   Gateway offers its products at competitive prices by
     --------------------
seeking to maintain a low-cost operating structure. First, in addition to the cost advantages of marketing its products directly to its customers, Gateway endeavors to minimize overhead expenses. Gateway operates manufacturing facilities in South Dakota, Virginia, Utah, Ireland and Malaysia, locations with relatively low costs associated with facilities, work forces and taxes. Second, Gateway's engineering personnel work closely with component suppliers in developing and implementing new technology, reducing the investment usually associated with a traditional, in-house research and development group. Finally, Gateway believes its large volume of business affords it certain economies of scale which lower its unit costs and contribute to operating efficiencies.

     Growth Initiatives.  The growth in Gateway's net sales and earnings to date
     -------------------
has resulted primarily from the sale of desktop PCs to individuals, home offices, small businesses and corporate customers, and to governmental entities and educational and institutions in the U.S. market. Also, growth in net sales of Gateway's portable products has continued from previous years. Gateway has continued to expand its product line with the introduction of new products and services, including financing options, internet access and e-commerce. Gateway believes that most of its continued growth will come from four areas: (a) the domestic consumer market, including the developing market for family-use PCs;
(b) businesses and institutions, including home offices; small to medium-size businesses; as well as Fortune 1000 companies, governmental entities and educational institutions; (c) the continued expansion of its international operations; and (d) the expansion of service offerings, including internet access, e-commerce and financing options offered to customers. Gateway believes that its growth in these areas will benefit from its Gateway Country(SM) stores, which allow direct interaction with retail customers, and the enhancement of its outside sales force which serves businesses, government agencies and educational institutions.

     For a discussion of certain risks associated with Gateway's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" beginning on page 13 of this Report.

BUSINESS SEGMENTS

     Before 1998, Gateway organized its global operations into three operating regions: (a) the United States, (b) Europe, the Middle East and Africa, and (c) Asia-Pacific. The administrative headquarters for Gateway is located in San Diego, California. The European region, which is managed from Dublin, Ireland, includes the European countries and certain countries in the Middle East and in Africa. The Asia Pacific region includes operations in Japan, Australia, Singapore, New Zealand, Malaysia and Hong Kong. Beginning in 1998, Gateway managed its operations as two customer-focused groups: consumer and business. For further information on the Company's operating segments see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 of the Notes to the Consolidated Financial Statements.

PRODUCTS

     Gateway offers a broad line of PC and PC based products, including desktop and portable PCs, digital media (convergence) PCs, servers, workstations, and access to the Internet, as well as peripheral products, third party software, and service and support programs. Gateway(TM) PCs are custom-configured with a choice of microprocessors of varying clock speeds, memory and storage capacities, as well as other options, all as specified by the customer. Additionally, PCs are available with a wide variety of application software. Gateway considers substantially all of its product offerings to be in a similar class of products (PCs and peripheral products and services). The following are the key products within this class:

     Desktop PCs.  Gateway has five lines of desktop PCs.  The Gateway
     -----------
Performance, Select and Essential lines of desktop PCs are primarily designed for home users and typically include CD-ROM/DVD-ROM, graphics and audio systems. The E-Series and GP-Series lines of desktop PCs are designed for government, education and business clients of all sizes, including those with networked environments. During 1998, all desktop PCs utilized Intel Pentium(R) and Celeron(R) processors. In early 1999, Gateway continued to expand choices offered to consumers with the introduction of AMD(TM) processors on selected systems.

     Portable PCs.  Gateway's Solo(R) portable PCs provide portable computing
     ------------
capabilities for users who operate in both a mobile and networked environment. The systems can be designed for either home or business use and are available with docking stations and various multimedia applications. In 1998, in response to customer requests, Gateway introduced the Solo 3100, code-named "FireAnt," Gateway's thinnest portable yet. Portables are a growing segment of the business, representing over 13% of sales in 1998.

     Digital Media (Convergence) PCs.  Digital media (convergence) PCs combine
     --------------------------------
home entertainment or business conference room and personal computing capabilities into a single product. These systems typically can include large color monitors, wireless keyboard and pointing devices, CD and digital video disc (DVD) ROM drives, a TV/VGA video card, a high fidelity audio card, and a communication center with a high speed internet connection. Gateway is a market leader in this product line.

     Servers.  For business customers Gateway offers Gateway ALR(R) branded
     --------
servers. Every Gateway ALR server has an adaptable design and can be custom built with a variety of options to fit the customer's needs.

     Peripheral Products and Software.  Gateway also offers a variety of
     --------------------------------
additional products manufactured by third parties including monitors, printers, fax/modems, CD-ROM drives, external storage devices, and popular third party software titles.

PRODUCT DEVELOPMENT

     Gateway's expenditures on research, development and engineering in each of the last three years were less than 1% of net sales. Gateway maintains close and cooperative relationships with many of its suppliers and with other technology developers. These relationships and Gateway's own engineering staff have enabled Gateway to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market. Gateway believes that its strong relationships with its suppliers will continue to give Gateway access to new technology and enhance its ability to bring the latest technology to market on a timely basis. Direct relationships with its customers also enable Gateway to obtain valuable market information, which it uses to assist in developing new product offerings.

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

     Gateway's desktop and portable computer manufacturing operations in North Sioux City, South Dakota; Hampton, Virginia; and Malacca, Malaysia have been assessed and certified as meeting the requirements of the International Organization for Standardization (ISO) 9002. ISO 9002 certification recognizes Gateway's compliance with international standards for quality assurance. In September of 1998, the Company expanded its manufacturing operations with the opening of a facility in Salt Lake City, Utah.

PRODUCT WARRANTIES AND TECHNICAL SUPPORT

     Product Warranties.  Gateway believes its product warranties are an
     -------------------
important part of achieving customer satisfaction and maintaining Gateway's image. In general, Gateway provides a 30-day money-back guarantee for customer returns. Shipping and handling charges to and from the customer are non-refundable. Gateway provides competitive warranty packages on all of its manufactured products, ranging from one year to five years. In many cases, customers have the option of customizing their limited warranty to suit their particular needs. Certain Gateway computers are warranted to correctly process dates during and after January 1, 2000. This could result in increased customer claims for year 2000 claims.

     On-Board Diagnostic Tools.  During 1998, Gateway launched the HelpSpot(TM)
     -------------------------
software tools, which provides customers with a suite of diagnostic tools to diagnose system problems. The HelpSpot software tools also include tutorial information to assist customers with system operations.

     Other Technical Support Options.  Gateway also provides a number of other
     --------------------------------
basic technical support options to its customers through its website, as well as a variety of other methods, including e-mail, fax, and telephone support. Many of these technical support options are available to customers without charge. To expand the range of choices available to customers, Gateway has also introduced a number of fee-based support options, ranging from software tutorial services for consumers to advanced network support for small and medium sized businesses.

PATENTS, TRADEMARKS AND LICENSES

     Gateway holds a number of U.S. and foreign patents and has various U.S. and foreign patent applications pending. In addition to its own engineering resources, Gateway works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology. Gateway has obtained patent licenses for certain technologies where such licenses are necessary or advantageous, some of which require significant royalty payments. In addition, Gateway has entered into patent cross-licenses to provide access to other technology. Gateway increased the emphasis on internal patent generation and the strategic acquisition of patents in 1995 which has resulted in an increase in the number of patents in the Gateway portfolio.

     Gateway owns and uses a number of trademarks on or in connection with its products, including Gateway, Your:)Ware, AnyKey, "BLACK AND WHITE SPOT" design, CrystalScan, Destination, Family PC, Gateway 2000, Gateway Gold, "G" Design, Telepath, Solo, Vivitron and "You've Got a Friend in the Business", among others. Many of these trademarks are registered. Gateway believes the GATEWAY and the famous "BLACK AND WHITE SPOT" design trademarks have strong brand name recognition in the United States marketplace and plans to develop similar recognition internationally.

     Because software used on Company-manufactured PCs may not be Company-owned, Gateway has entered into software licensing or cross-licensing arrangements with a number of software developers, including Microsoft Corporation. For example, Gateway has licenses with Microsoft Corporation for Windows 98, Windows, MS-DOS and Microsoft Office software products, among others.

COMPETITION

     The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. Gateway competes primarily by adding new performance features to products while minimizing corresponding price increases. Timely introduction of new products or product features by Gateway cannot be guaranteed. Likewise, no assurance can be given that Gateway will continue to compete successfully by adding new features to its products without corresponding price increases. In recent years, Gateway and many of its competitors have regularly lowered prices, and Gateway expects these pricing pressures to continue. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce profits.

     Competitive factors in Gateway's markets include price, availability of new technology, variety of products and features offered, availability of peripheral products and software, marketing and sales capability, service and support. Gateway believes it competes favorably with respect to each of these factors.

INTERNATIONAL OPERATIONS

     Through its wholly owned subsidiaries, Gateway 2000 Ireland Limited and Gateway 2000 Europe (collectively, "Gateway Ireland"), Gateway opened a sales, service and production facility in Dublin, Ireland on October 1, 1993. Since then, Gateway has expanded its operations and facilities into other European countries and currently has showrooms in Paris, Munich, Cologne, Stockholm, Amsterdam, and London and other locations in the United Kingdom, and sales and support facilities in Germany and the United Kingdom. In the last half of 1995, Gateway entered the Asia Pacific region with sales and support facilities in Japan, showrooms in Japan and Australia, a manufacturing facility in Malacca, Malaysia and the acquisition of the business and substantially all of the assets of Osborne Computer Corporation, an Australian PC maker. Since then, Gateway has continued to expand in the region, opening a new call center in Kuala Lumpur, Malaysia to handle direct sales and customer support activities for Malaysia, Singapore and Hong Kong; administrative offices in Singapore and Hong Kong; and several showrooms and stores in Japan, Malaysia, Australia, and New Zealand.

EMPLOYEES

     As of December 31, 1998, Gateway had approximately 19,300 full-time employees, of which 16,000 were in the U.S., 1,900 were in Europe and 1,400 were in other foreign countries. Gateway believes employee relations are generally good.

BACKLOG

     As of December 31, 1998, Gateway's backlog of unfilled orders was approximately $100 million, compared with backlog of approximately $135 million at the end of fiscal 1997. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders under certain circumstances.

SEASONALITY

     Gateway's operating results have been subject to seasonality and to quarterly and annual fluctuations in operating results. Factors involved include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Historically, Gateway's sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending.

FACTORS THAT MAY AFFECT GATEWAY'S BUSINESS AND FUTURE RESULTS

     The statements contained in this report contain a number of forward-looking statements based on current management expectations. In addition to other information contained in this report, the following factors could affect the Company's future consolidated position, results of operations or cash flows, and could cause future results to differ materially from those expressed in any of the forward-looking statements in this report.

Competitive Market Conditions.  The Company encounters aggressive competition in
-----------------------------
its industry with numerous competitors vying for market share. Competition is driven in large part by price and availability of new technology and products. The Company believes it can counter these competitive forces by continuing to react quickly to expected and perceived customer product requirements and desires, and by maintaining relationships with its suppliers to bring products quickly to market. There can, however, be no assurance that it will be able successfully to continue to do so in an ever changing marketplace. In addition, the Company expects the industry trend of declining average unit prices for PCs to continue to decline. Gateway intends to mitigate the impact of falling prices by diversifying its revenue stream with software bundles, internet services, financing and other service offerings. If prices are not offset by reduced costs or increased sales of higher margin products, Gateway's profits could be adversely impacted.

Infrastructure Requirements.  The Company's rapid growth creates ongoing demands
---------------------------
for personnel, facilities, information systems and other infrastructure requirements. If the Company is not successful in continuing to develop its infrastructure, it could experience disruptions in operations, which could have an adverse financial impact.

Suppliers.  Gateway requires a high volume of quality components for the
----------
manufacture of its products, substantially all of which it obtains from outside suppliers. While Gateway attempts to have multiple suppliers for such components, in some circumstances it maintains single-source supplier relationships. Failures of suppliers to meet component delivery schedules have occasionally disrupted normal production schedules at Gateway and Gateway may continue to experience production disruptions.

Product Cycles.  Short product life cycles resulting from rapid changes in
--------------
technology and consumer preferences and declining product prices characterize the PC industry. Gateway's internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. However, Gateway may not have access to or the right to use new technology or may be unable to incorporate such new technology in its products or features in a timely manner.

Access to Technology.  There can be no assurance that Gateway will continue to
--------------------
have access to existing or new third-party technology for use in its products. If Gateway or its suppliers were unable to obtain licenses necessary to use protected technology in Gateway's products on commercially reasonable terms, Gateway may be forced to market products without certain desirable technological features. Gateway could also incur substantial costs to redesign its products around other parties' protected technology or to defend patent or copyright infringement actions against Gateway.

International Operations.  Gateway has expanded its operations into both Europe
------------------------
and the Asia-Pacific region and believes that further growth is necessary for Gateway's success. International expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, and delivery and support logistics. There can be no assurance that Gateway will effectively manage these additional risks.

Financial Instruments.  In an effort to minimize the impact of currency
----------------------
fluctuations, Gateway engages in hedging programs involving forward exchange contracts. Factors that could impact the effectiveness of hedging programs, include volatility of currency markets, reliability of sales forecasts, and availability of hedging instruments.

Credit Risk.  Gateway has committed to acquire a 100% participation interest in
-----------
a portion of existing Gateway customer loan accounts. Gateway intends to bear the credit risk of a significant portion of its future customer credit card or loan accounts as part of its sales and marketing efforts until the obligations are repaid or sold. Gateway anticipates that customers will be delinquent in payments on a number of these accounts and that some will ultimately default on their accounts. There can be no guarantee that the delinquency and default rates will be maintained at the anticipated rate and not increase, particularly if general economic conditions worsen.

E-Commerce. Gateway intends to expand its e-commerce business through
----------
investment in existing companies and the creation of an e-commerce site that will offer Gateway(TM) branded products as well as complementary products from other manufacturers. E-commerce is a relatively new and emerging distribution channel whose success is dependent on a variety of factors, including its continued acceptance by consumers. Gateway's success using e-commerce depends on such factors as the satisfactory performance, reliability and availability of Gateway's Web site; the reliability and efficiency of its computer and communications hardware systems; its ability to compete with a growing number of rival e-commerce sites; its ability to evolve, update and improve its services and offerings in response to changing demands; and the consumer demand for its products. Expansion into this emerging growth business may require investment in start-up activities and initial operating losses in this portion of Gateway's business.

Risks of Acquisition.  Gateway has acquired certain businesses that it believes
--------------------
are complementary to its operations and anticipates making possible acquisitions in the future. While Gateway believes it will effectively integrate such businesses with its own, Gateway may be unable to successfully do so without losing key employees or business relationships. In addition, Gateway may be unable to smoothly integrate the acquired companies' marketing, production, development, distribution and management systems resulting in our inability to realize hoped for cost savings and/or sales growth. Gateway's gross margins could be adversely affected by any problems arising during or from such process or the inability to effectively integrate any future acquisitions.

Inventory Risks.  By distributing directly to its customers, Gateway has been
---------------
able to avoid the need to maintain high levels of inventory. This has minimized costs and allows Gateway to respond more quickly to changing customer demands, reducing its exposure to the risk of product obsolescence. A decrease in market demand or an increase in supply, among other factors, could result in higher inventory levels which could have a negative effect on Gateway's profitability.

Customer or Geographic Sales Mix. Gateway's profits differ slightly depending on
---------------------------------
the product sold, the customer segment and the geographic market involved. As a result, Gateway's profitability in any fiscal period will depend, in part, on the corresponding mix of customers, products and geographic markets.

Key Managers.  Certain key management employees, particularly Theodore W. Waitt,
-------------
Chairman and Chief Executive and a founder of Gateway, have been instrumental in Gateway's success. Gateway has not entered into an employment agreement with Mr. Waitt. The loss of Mr. Waitt's services could materially and adversely affect the Company's operations.

Year 2000 Transition.  Gateway's Year 2000 Program is discussed in "Management's
-----------------------
Discussion and Analysis of Financial Condition and Results of Operations Year 2000" at page 16 of this Report. The Year 2000 transition and remediation could have a material adverse effect on Gateway's business, results of operation and financial condition.

ITEM 2. PROPERTIES

     Gateway owns space in North Sioux City, South Dakota housing a production facility, customer sales and support center, training center, administration and warehouse space. The Company also leases facilities in North Sioux City used for manufacturing and warehouse space as well as leased space in Vermillion, South Dakota used for customer service and warehouse space.

     Gateway's Sioux Falls, South Dakota facilities serve as a base for the sale and fulfillment of orders for add-on PC components, the receipt of returned merchandise and the fulfillment of orders for customer replacement parts. The Company also leases space in Sioux Falls for remanufacturing operations.

     Gateway owns a facility in Kansas City, Missouri housing a customer sales and support center and owns or leases facilities in Rio Rancho, New Mexico and Colorado Springs, Colorado for customer support centers. The Company also leases space in Lakewood, Colorado for an Information Technology and Support Center, in Irvine, California for its Business operations, and office space in San Diego, California for its administrative headquarters.

     Gateway owns facilities in Hampton, Virginia and Salt Lake City, Utah and leases space in Irvine, California housing manufacturing, customer support, sales, warehouse space, and office space at each location respectively. Gateway also leases Gateway Country(SM) store space in 154 locations throughout the United States.

     Gateway's European operations are based in Dublin, Ireland, where Gateway owns a facility housing the European headquarters, production facility, customer sales and support center and warehouse space. The Company also leases office and showroom space in numerous European locations.

     In Malacca, Malaysia, Gateway owns a manufacturing facility designed to serve Gateway's markets in the Asia Pacific region. Gateway also leases a showroom and call center space in Kuala Lumpur. In Australia, the company leases a sales and distribution facility in Sydney as well as showroom space in numerous Australian locations. In Japan, the company leases facilities in Yokohama and Tokyo used for a customer sales and support centers and warehouse space and leases showroom space in Tokyo and Osaka. In Singapore and Hong Kong the Company leases sales and distribution facilities and in New Zealand the Company leases facilities for manufacturing, sales, customer support, administration, showrooms and warehouse space.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Gateway common stock has been quoted on the New York Stock Exchange under the trading symbol "GTW" since May 22, 1997. Before May 22, 1997, Gateway's common stock was quoted on the NASDAQ National Market under the trading symbol "GATE". The following table sets forth the quarterly high and low price per share information for the Common Stock as quoted at the close of trading on such date in 1996 and 1997 and as adjusted for a two-for-one stock split on June 16, 1997:

                                     High      Low
                                     -----    ------
          1997:
               1st quarter           $32.63   $23.81
               2nd quarter           $37.38   $26.19
               3rd quarter           $44.75   $31.50
               4th quarter           $36.13   $25.13

          1998:
               1st quarter           $48.25   $32.50
               2nd quarter           $58.81   $42.56
               3rd quarter           $67.13   $46.44
               4th quarter           $61.63   $41.50

HOLDERS OF RECORD

     As of March 25, 1999, there were 4,226 holders of record of the Common Stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

DIVIDENDS

     Gateway management believes the best use of retained earnings is to fund internal growth and for general corporate purposes. As a result, Gateway has not declared any cash dividends on Common Stock since it was first publicly registered and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical data were derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 19 of this Report and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of this Report. The information below is not necessarily indicative of the results of future operations.

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                       1994                  1995                    1996               1997             1998
                                       ----                  ----                    ----               ----             ----
                                                           (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                      $        2,701,200     $        3,676,328     $        5,035,228    $     6,293,680     $  7,467,925
Cost of goods sold                      2,343,698              3,070,234              4,099,073          5,217,239        5,921,651
                              -------------------    -------------------    -------------------   ----------------   ---------------
    Gross profit                          357,502                606,094                936,155          1,076,441        1,546,274
Selling, general and
    administrative expenses               216,505                357,086                580,061            786,168        1,052,047
Nonrecurring expenses                           -                      -                      -            113,842           -
                              -------------------    -------------------    -------------------   ----------------   ---------------
Operating income                          140,997                249,008                356,094            176,431          494,227
Other income, net                           5,106                 13,085                 26,622             27,189           47,021
                              -------------------    -------------------    -------------------   ----------------   ---------------
   Income before income
     taxes                                146,103                262,093                382,716            203,620          541,248
Provision for income taxes                 50,130                 89,112                132,037             93,823          194,849
                              -------------------    -------------------    -------------------   ----------------   ---------------
Net income                     $           95,973     $          172,981     $          250,679    $       109,797     $    346,399
                              ===================    ===================    ===================   ================   ===============
Net income per share:
     Basic                     $              .66     $             1.19     $             1.64    $          $.71     $       2.23
                              ===================    ===================    ===================   ================   ===============
     Diluted                   $              .61     $             1.09     $             1.60    $          $.70     $       2.18
                              ===================    ===================    ===================   ================   ===============
Weighted average shares
   outstanding:
     Basic                                144,768                145,256                152,745            153,840          155,542
                              ===================    ===================    ===================   ================   ===============
     Diluted                              157,313                157,988                156,237            156,201          158,929
                              ===================    ===================    ===================   ================   ===============

                                                               DECEMBER 31,
                                                               -----------

                                              1994            1995              1996             1997             1998
                                              ----            ----              ----             ----             ----
                                                                           (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Current assets                              $654,160        $  866,189        $1,318,342       $1,544,683       $2,228,186
Total assets                                $770,579        $1,124,011        $1,673,411       $2,039,271       $2,890,380
Current liabilities                         $348,875        $  525,291        $  799,769       $1,003,906       $1,429,674
Long-term obligations, net of
 current maturities                         $ 27,131        $   10,805        $    7,244       $    7,240       $    3,360
Stockholders' equity                        $376,035        $  555,519        $  815,541       $  930,044       $1,344,375

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company's expectations include the following: competitive market conditions; infrastructure requirements; financial instruments; suppliers; short product cycles; access to technology; international operations; credit risk; e-commerce issues; risks of acquisition; inventory risks; customer or geographic sales mix; loss of key managers; and the Year 2000 transition. For a discussion of these factors, see "Item 1 Business - Factors that May Affect Gateway's Business and Future Results" in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated income statements:

                                                         INCREASE
                                     1996               (DECREASE)              1997               INCREASE               1998
                             ------------------     --------------      ------------------     --------------     ------------------
                                                                    (dollars in thousands)
Net sales                         $5,035,228                 25%             $6,293,680                 19%            $7,467,925
Gross profit                      $  936,155                 15%             $1,076,441                 44%            $1,546,274
Percentage of net sales                 18.6%                                      17.1%                                     20.7%
Selling, general and
  administrative expenses         $  580,061                 36%             $  786,168                 34%            $1,052,047
Percentage of net sales                 11.5%                                      12.5%                                     14.1%
Nonrecurring expenses                     --                                 $  113,842                                        --
Percentage of net sales                   --                                        1.8%                                       --
Operating income                  $  356,094                (50%)            $  176,431                180%            $  494,227
Percentage of net sales                  7.1%                                       2.8%                                      6.6%
Net income                        $  250,679                (56%)            $  109,797                215%            $  346,399

SALES
-----

     Gateway added over $1.1 billion in sales in 1998 compared to 1997, achieving annual sales of $7.47 billion. This represents an increase of 19% over 1997. Sales to the consumer segment represented 53% of total sales while business segment sales were 47% of total sales. Sales were driven by continued strong unit growth of 37% in 1998 compared to unit growth of 35% in 1997. The Company's unit growth outpaced the worldwide market in 1998 by approximately three times the market growth rate, leading to continued gains in market share. Based on shipments in the fourth quarter, Gateway improved its ranking to number 3 in the U.S. PC market and was number 6 worldwide. These market share gains were driven by several top line initiatives including the development and execution of a new advertising strategy; the Your:)Ware(SM) marketing program; and significant expansion of Gateway Country Stores. The new marketing strategy focuses on reaching an expanded customer base through a new branding campaign and the use of broader advertising media such as television and newspapers. The Your:)WareSM program offers customers internet access, financing options, software bundles, and provides for trade-in options. As a result of these initiatives, Gateway was able to reach a broader cross section of customers in 1998. Partially offsetting strong unit growth, the Company's average unit prices
(AUPs) were approximately 14% lower in 1998 compared to an 8% decline in 1997. AUPs continued to decline in 1998 due to component cost decreases and significant growth in the sub $1,000 PC market. The Company expects the industry trend of declining AUPs to continue and intends to mitigate this by diversifying its revenue stream with software bundles, internet service, financing and other service offerings.

     The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

                                                                                            INCREASE
                              1996               INCREASE               1997               (DECREASE)                 1998
                     --------------------    --------------     ------------------    -----------------      ---------------------
                                                                 (dollars in thousands)
Net sales:
   United States               $4,246,047          25%                  $5,303,828             21%                      $6,412,405
   Europe                         552,671          15%                     634,616            (10%)                        570,191
   Asia Pacific                   236,510          50%                     355,236             37%                         485,329
                     --------------------                       ------------------                           ---------------------
     Consolidated              $5,035,228          25%                  $6,293,680             19%                      $7,467,925
                     ====================                       ==================                           =====================

      In the United States unit shipments rose 39% in 1998 and 35% in 1997 due to the factors discussed above. The Asia Pacific region ("APAC") continued to achieve significant increases in unit shipments with growth of 63% in 1998 and 84% in 1997. Unit shipments in the European region ("EMEA") increased 5% in 1998 down from 20% in 1997. The Company has put new management in place in EMEA and is focusing on the top line initiatives previously discussed to address the declining unit growth.

GROSS PROFIT
-------------

      Gross profit in 1998 rose to $1.55 billion, an increase of approximately 44% from 1997. Gross profit for the consumer and business segments for 1998 was $760.8 million and $783.3 million, respectively. Approximately 40% of the gross profit increase was the result of sales growth, while approximately 60% resulted from margin productivity. Margin productivity was driven by the diversified revenue stream with Your:)WareSM bundles, effective pricing initiatives, aggressive supplier management and decreasing component costs. As a percentage of sales, gross profit for 1998 increased to 20.7% from 17.1% in 1997, improving sequentially every quarter during 1998. For additional quarterly financial information, see Note 13 of the notes to the consolidated financial statements. The increase over 1997 is partially attributable to the adverse effects of excess inventories experienced in the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
---------------------------------------------

      To support its significant growth during 1998, the Company made investments in infrastructure, personnel, marketing and internet development which contributed to an increase of 34% in selling, general and administrative expenses over 1997. Gateway opened a new manufacturing and sales facility in Salt Lake City, an administrative headquarters in San Diego and a new Information Technology and Support facility in Lakewood, Colorado. In addition, the Company made a significant investment in new employees, including the expansion of its executive management team. As a result, personnel costs increased 35% in 1998 compared to 1997. The Company expects selling, general and administrative expenses to continue to increase in support of its anticipated growth, but at a rate below that of anticipated revenue growth.

OPERATING INCOME
----------------

      Strong unit growth and gross margin efficiencies contributed to a 180% increase in operating income for 1998. In addition, the increase is attributable to the nonrecurring pre-tax charges recorded in the third quarter of 1997. Operating income improved to 6.6% in 1998 from 2.8% in 1997. Operating income in 1998 for the consumer and business segments were $461.4 million and $600.8 million, respectively, while operating expenses in 1998 not allocated to a segment were $568.0 million. Operating income for the consumer and business segments includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reportable segments. Costs excluded from the consumer and business segments primarily consist of corporate marketing costs and other general and administrative expenses that are separately managed.

OTHER INCOME
------------

     Other income, net includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $47.0 million in 1998 from $27.2 million in 1997, primarily due to the additional interest income generated by increases in cash balances and marketable securities.

INCOME TAXES
------------

     The Company's annualized effective tax rate decreased to 36% for 1998 from the 46.1% recorded in 1997. The effective tax rate for 1997 was impacted unfavorably by the nonrecurring expenses relating to the write-off of in-process research and development arising in connection with the acquisitions of ALR and certain assets of Amiga Technologies which were nondeductible for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The following table presents selected financial statistics and information for the periods indicated:

                                                1996                        1997                         1998
                                      -----------------------     -----------------------     -------------------------
                                                                    (dollars in thousands)
Cash and marketable securities          $       516,360              $        632,249            $         1,328,467
Days of sales in accounts receivable                 26                            23                             22
Inventory turnover                                   21                            21                             40
Days in accounts payable                             29                            27                             36

     At December 31, 1998, the Company had cash and cash equivalents of $1.17 billion, marketable securities of $158.7 million and an unsecured committed credit facility with certain banks aggregating $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At December 31, 1998, no amounts were outstanding under the revolving line of credit. Approximately $2.0 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

     The Company generated $907.7 million in cash from operations during the year, including $398.3 million of net income adjusted for non-cash items. Other significant factors increasing available cash include a decrease in inventory levels of $81.3 million and an increase in accounts payable and other accrued liabilities of $479.8 million, partially offset by an increase in accounts receivable. The decrease in inventory levels, decrease in days sales in accounts receivable and increase in days purchases in accounts payable is attributable to the Company's increased focus on working capital management. The Company used approximately $235.4 million for the construction of new facilities, information systems and equipment and $120.0 million to purchase investments in marketable securities, net of proceeds of securities sold. As discussed previously, the Company continued to expand the retail Gateway Country stores with 107 new stores added in 1998, bringing the total number of stores to 144 as of December 31, 1998.

     At December 31, 1998, the Company had long-term indebtedness and capital lease obligations of approximately $14.8 million. These obligations relate to the Company's investments in equipment and facilities. The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

     As of February 28, 1999, the Company has made a commitment to purchase $290 million of consumer finance receivables used to purchase the Company's products which were originated by a financial institution on behalf of Gateway.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

      In 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting Executive for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not to be capitalized, and on the accounting for such software that is marketed to customers. The adoption of this SOP is not expected to have a material impact on the Company's consolidated financial position or results of operations.

YEAR 2000
---------

     The "Year 2000" issue has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore, do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

     STATE OF READINESS: The Company has adopted a seven-step process toward Year 2000 readiness consisting of the following: (i) awareness: fostering an understanding of and commitment to the problem and its potential risks; (ii) inventory: identifying and locating systems and technology components that may be affected; (iii) assessment: reviewing these components for Year 2000 compliance and assessing the scope of potential Year 2000 issues; (iv) planning: defining the technical solutions, labor and work plans necessary for each affected system; (v) remediation/replacement: completing the programming to upgrade or replace the problem software or hardware; (vi) testing and compliance validation: conducting testing followed by independent validation by a separate internal verification team; and (vii) implementation: placing the corrected systems and technology back into the business environment with a management monitoring system to ensure ongoing compliance.

     The Company has grouped its internal systems and technology into the following three categories for purposes of Year 2000 compliance: (i) information resource applications and technology consisting of enterprise-wide systems supported by the Company's centralized information technology organization (IT);
(ii) business processes consisting of hardware, software, and associated computer chips as well as external vendors used in the operation of the Company's core business functions; and (iii) building systems consisting of non-IT equipment that use embedded computer chips such as elevators, automated room key systems and HVAC equipment. The Company is prioritizing its efforts based on the severity with which non compliance would affect service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (Mission Criticality).


     As of the end of the fourth quarter, the Company believes the Awareness and Inventory phases are complete for both IT systems and building systems and 50% complete for business processes. For IT systems, the Company believes the assessment, planning and remediation/replacement phases are over 65% complete with testing and compliance validation complete for 20% of the inventory. For business processes and building systems, the Company believes the assessment and planning phases are over 40% complete with a substantial amount of work in process. The progress level for remediation/replacement and testing and compliance validation is currently at 20%. The Company plans to complete the remediation/replacement and testing phases for its mission critical IT systems by the end of the second quarter of 1999 with the remaining half of 1999 reserved for unplanned contingencies and compliance validation and quality assurance. For mission critical business processes and building systems, the same level of completion is targeted for October 1999.

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

     COSTS: During 1998, the Company expensed incremental costs of approximately $3.3 million related to the Year 2000 remediation efforts, and has expensed $3.6 million on a life-to-date basis. The current total estimated cost to complete the Year 2000 remediation efforts is from $14 to $16 million, exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

     YEAR 2000 CONTINGENCY PLANS: The Company is reviewing its existing contingency plans for potential modification to address specific Year 2000 issues as they arise and expects to continue this process during the next four fiscal quarters.

     COMPANY PRODUCTS: With respect to PC products sold to customers, for all the Company hardware based on the Intel(R) family of Pentium processors (Pentium(R), Pentium(R) Pro, Pentium II(R), Pentium(R)II Xeon(TM) and Celeron(TM) processors) and using an operating system provided by the Company, the Company warrants to customers that such systems sold after January 1, 1997, will process dates correctly before, during and after January 1, 2000. This warranty applies to desktop, portable, Destination(R), and server products, and it is governed by the terms and conditions outlined in the original system warranty. It does not include application software, or non-Company branded external hardware peripherals such as printers, scanners and joysticks. Because the Company does not control the design of these products, it cannot ensure how they access or calculate date information in the computer. Certain hardware sold before January 1, 1997 will require remediation or replacement to become Year 2000 compliant. The Company may experience increased customer claims for Year 2000 failures for these products and for failures resulting from software or non-Company branded external hardware peripherals. Additional information concerning the Year 2000 issue and the Company's compliance program is available on the Company's website at www.gateway.com/.

     RISKS OF THE COMPANY'S YEAR 2000 ISSUES: Based on current information, the Company believes that the Year 2000 problem will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there are no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company cannot predict the effects that Year 2000 non-compliance would have on it, which would ultimately depend on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; (ii) whether broad-based or systemic economic failures may occur, and the severity and duration of such failures, including loss of utility and/or telecommunications services, and errors or failures in financial transactions or payment processing systems such as credit cards; and (iii) whether the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events and the outcome of any such litigation or proceedings.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

     The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar, and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts that are effective as a hedge are included in the basis of the designated transactions. Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows in any given reporting period. Forward contracts designated to hedge foreign currency transaction exposure of $257,051,000 and $266,471,000 were outstanding at December 31, 1997 and 1998, respectively. The estimated fair value of these forward contracts at December 31, 1997 and 1998 was $253,519,000 and $271,573,000, respectively, based on quoted market prices.

     Foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates. At December 31, 1998, a hypothetical 10% adverse change in foreign currency exchange rates underlying the Company's open forward contracts would result in an unrealized loss of approximately $29.1 million. Unrealized gains/losses in foreign currency exchange contracts represent the difference between the hypothetical rates and the current market exchange rates. Consistent with the nature of an economic hedge any unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

     The Company is not subject to material market risk with respect to its investment in marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent
Accountants............................................................  20

Consolidated Income Statements for the years
     ended December 31, 1996, 1997 and 1998............................  21

Consolidated Balance Sheets at December 31, 1997 and 1998..............  22

Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1997 and 1998............................  23

Consolidated Statements of Changes in Stockholders' Equity
     and Comprehensive Income for the years ended December 31,
     1996, 1997 and 1998...............................................  24

Notes to Consolidated Financial
Statements.............................................................  25

FINANCIAL STATEMENT SCHEDULE:

Schedule VIII -Valuation and Qualifying Accounts........................ 39

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Gateway 2000, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index in Item 8. Financial Statements and Supplementary Data, herein present fairly, in all material respects, the consolidated financial position of Gateway 2000, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers LLP

San Diego, California
January 21, 1999

                              GATEWAY 2000, INC.
                        CONSOLIDATED INCOME STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                   (in thousands, except per share amounts)


                                                              1996                       1997                      1998
                                                     ---------------------     ----------------------     --------------------
Net sales                                              $         5,035,228        $         6,293,680        $       7,467,925
Cost of goods sold                                               4,099,073                  5,217,239                5,921,651
                                                     ---------------------     ----------------------     --------------------
       Gross profit                                                936,155                  1,076,441                1,546,274
Selling, general and
   administrative expenses                                         580,061                    786,168                1,052,047
Nonrecurring expenses                                                    -                    113,842                        -
                                                     ---------------------     ----------------------     --------------------
      Operating income                                             356,094                    176,431                  494,227
Other income, net                                                   26,622                     27,189                   47,021
                                                     ---------------------     ----------------------     --------------------
       Income before income taxes                                  382,716                    203,620                  541,248
Provision for income taxes                                         132,037                     93,823                  194,849
                                                     ---------------------     ----------------------     --------------------
       Net income                                      $           250,679        $           109,797        $         346,399
                                                     =====================     ======================     ====================

Net income per share:
   Basic                                               $              1.64        $               .71        $            2.23
                                                     =====================     ======================     ====================
   Diluted                                             $              1.60        $               .70        $            2.18
                                                     =====================     ======================     ====================

Weighted average shares outstanding:
   Basic                                                           152,745                    153,840                  155,542
                                                     =====================     ======================     ====================
   Diluted                                                         156,237                    156,201                  158,929
                                                     =====================     ======================     ====================

The accompanying notes are an integral part of the consolidated financial statements.

                              GATEWAY 2000, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1998
                   (in thousands, except per share amounts)


                                                                                   1997                     1998
                                                                         -------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $  593,601            $1,169,810
    Marketable securities                                                               38,648               158,657
    Accounts receivable, net                                                           510,679               558,851
    Inventory                                                                          249,224               167,924
    Other                                                                              152,531               172,944
                                                                         -------------------------------------------
       Total current assets                                                          1,544,683             2,228,186
Property, plant and equipment, net                                                     376,467               530,988
Intangibles, net                                                                        82,590                65,944
Other assets                                                                            35,531                65,262
                                                                         -------------------------------------------
                                                                                    $2,039,271            $2,890,380
                                                                         ===========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current maturities of long-term
        obligations                                                                 $   13,969            $   11,415
    Accounts payable                                                                   488,717               718,071
    Accrued liabilities                                                                271,250               415,265
    Accrued royalties                                                                  159,418               167,873
    Other current liabilities                                                           70,552               117,050
                                                                         -------------------------------------------
        Total current liabilities                                                    1,003,906             1,429,674
Long-term obligations, net of current maturities                                         7,240                 3,360
Warranty and other liabilities                                                          98,081               112,971
                                                                         -------------------------------------------
        Total liabilities                                                            1,109,227             1,546,005
                                                                         -------------------------------------------
Commitments and Contingencies (Notes 3 and 4)
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding                                              --                    --
   Class A common stock, nonvoting, $.01 par value,
      1,000 shares authorized; none issued and
      outstanding                                                                           --                    --
   Common stock, $.01 par value, 220,000 shares
      authorized; 154,128 shares and 156,569 shares
      issued and outstanding, respectively                                               1,541                 1,566
   Additional paid-in capital                                                          299,483               365,986
   Retained earnings                                                                   634,509               980,908
   Accumulated other comprehensive loss                                                 (5,489)               (4,085)
                                                                         -------------------------------------------
          Total stockholders' equity                                                   930,044             1,344,375
                                                                         -------------------------------------------
                                                                                    $2,039,271            $2,890,380
                                                                         ===========================================

The accompanying notes are an integral part of the consolidated financial statements.

                              GATEWAY 2000, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (in thousands)

                                                                      1996                  1997                   1998
                                                              -----------------     ------------------     -----------------
Cash flows from operating activities:
  Net income                                                   $    250,679          $     109,797          $    346,399
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                    61,763                 86,774               105,524
    Provision for uncollectible accounts receivable                  20,832                  5,688                 3,991
    Deferred income taxes                                           (13,395)               (63,247)              (58,425)
    Other, net                                                        1,986                     42                   770
    Nonrecurring expenses                                                --                113,842                    --
    Changes in operating assets and liabilities:
        Accounts receivable                                         (66,052)               (41,950)              (52,164)
        Inventory                                                   (54,261)                59,486                81,300
        Other assets                                                (13,311)               (54,513)                  451
        Accounts payable                                            176,724                 66,253               228,921
        Accrued liabilities                                          51,390                 48,405               144,899
        Accrued royalties                                             1,885                 34,148                 8,455
        Other current liabilities                                    43,057                 35,816                76,278
        Warranty and other liabilities                               22,699                 42,256                21,252
                                                               ------------          -------------         -------------
    Net cash provided by operating activities                       483,996                442,797               907,651
                                                               ------------          -------------         -------------
Cash flows from investing activities:
    Capital expenditures                                           (143,746)              (175,656)             (235,377)
    Purchases of available-for-sale securities                           --                (49,619)             (168,965)
    Proceeds from maturities or sales of available-for-                                                           48,924
        sale securities                                               3,030                 10,985
    Acquisitions, net of cash acquired                                   --               (142,320)                   --
    Other, net                                                        2,667                 (4,055)                 (992)
                                                               ------------          -------------         -------------
  Net cash used in investing activities                            (138,049)              (360,665)             (356,410)
                                                               ------------          -------------         -------------
Cash flows from financing activities:
    Proceeds from issuances of notes payable                         10,000                 10,000                    --
    Principal payments on long-term obligations and
       notes payable                                                (14,047)               (15,588)              (13,173)
    Stock options exercised                                           9,520                  5,741                36,159
                                                               ------------          -------------         -------------
  Net cash provided by financing activities                           5,473                    153                22,986
                                                               ------------          -------------         -------------
Foreign exchange effect on cash and cash
   equivalents                                                       (1,457)                (5,044)                1,982
                                                               ------------          -------------         -------------
Net increase in cash and cash equivalents                           349,963                 77,241               576,209
Cash and cash equivalents, beginning of year                        166,397                516,360               593,601
                                                               ------------          -------------         -------------
Cash and cash equivalents, end of year                         $    516,360          $     593,601          $  1,169,810
                                                               ============          =============         =============

The accompanying notes are an integral part of the consolidated financial statements.

                              GATEWAY 2000, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (in thousands)


                                                                                                                     Accumulated
                                                                               Additional                               Other
                                                    Common Stock                 Paid-in          Retained          Comprehensive
                                              Shares            Amount           Capital          Earnings          Income (Loss)
                                         --------------     ------------    --------------    ---------------   ------------------
 Balances at December 31, 1995               149,106         $   1,492       $   279,701       $    274,033      $      293
   Comprehensive income:
    Net income                                    --                --                --            250,679              --
    Other comprehensive income:
      Foreign currency translation                --                --                --                 --             225
      Unrealized gain on available
          for-sale securities                     --                --                --                 --              31
             Comprehensive income
   Stock issuances under employee
     plans, including tax benefit of
     $30,451                                   6,545                66            39,905                 --              --
   Stock retirement                           (2,139)              (22)          (30,862)                --              --
                                         --------------     ------------    --------------    ---------------   ------------------
 Balances at December 31, 1996               153,512             1,536           288,744            524,712             549
   Comprehensive income:
    Net income                                    --                --                --            109,797              --
    Other comprehensive income:
      Foreign currency translation                --                --                --                 --          (6,053)
      Unrealized gain on available-
          for-sale securities                     --                --                --                 --              15

             Comprehensive income
   Stock issuances under employee
     plans, including tax benefit of
     $5,003                                      616                 5            10,739                 --              --
                                         --------------     ------------    --------------    ---------------   ------------------
 Balances at December 31, 1997               154,128             1,541           299,483            634,509          (5,489)
   Comprehensive income:
    Net income                                    --                --                --            346,399              --
    Other comprehensive income:
      Foreign currency translation                --                --                --                 --           1,549
      Unrealized loss on available-
          for-sale securities                     --                --                --                 --            (145)
             Comprehensive income
   Stock issuances under employee
     plans, including tax benefit of
     $29,769                                   2,423                24            65,904                 --              --
   Stock issued to officer                        18                 1               599                 --              --
                                         --------------     ------------    --------------    ---------------   ------------------
 Balances at December 31, 1998               156,569         $   1,566       $   365,986       $    980,908      $   (4,085)
                                         ==============     ============    ==============    ===============   ==================

                                                      Total
                                                  ---------------
Balances at December 31, 1995                      $      555,519
  Comprehensive income:
   Net income                                             250,679
   Other comprehensive income:
     Foreign currency translation                             225
     Unrealized gain on available
          for-sale securities                                  31
                                                  ---------------
            Comprehensive income                          250,935
  Stock issuances under employee
    plans, including tax benefit of $30,541                39,971
  Stock retirement                                        (30,884)
                                                  ---------------
Balances at December 31, 1996                             815,541
  Comprehensive income:
   Net income                                             109,797
   Other comprehensive income:
     Foreign currency translation                          (6,053)
     Unrealized gain on available
          for-sale securities                                  15
                                                  ---------------
            Comprehensive income                          103,759
  Stock issuances under employee
    plans, including tax benefit of $5,003                 10,744
                                                  ---------------
Balances at December 31, 1997                             930,044
  Comprehensive income:
   Net income                                             346,399
   Other comprehensive income:
     Foreign currency translation                           1,549
     Unrealized loss on available
          for-sale securities                                (145)
                                                  ---------------
            Comprehensive income                          347,803
  Stock issuances under employee
    plans, including tax benefit of $29,769                65,928
  Stock issued to officer                                     600
                                                  ---------------
Balances at December 31, 1998                      $    1,344,375
                                                  ===============

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

     The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

     (a)  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     (b)  Use of Estimates and Certain Concentrations:

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

     (c)  Cash and Cash Equivalents:

     The Company considers all highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

     (d)  Marketable Securities:

     The carrying amounts of marketable securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are determined using quoted market prices. For available-for-sale securities, which are carried at fair value at the balance sheet dates, net unrealized holding gains and losses are reported in accumulated other comprehensive income (loss). Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.

     Marketable securities at December 31, 1998 consisted of available-for-sale mutual funds, commercial paper and debt securities, with a market value of $158,657,000 and an amortized cost of $158,788,000, with variable maturities through 1999. Realized and unrealized gains and losses are not material for any of the periods presented.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     (e)  Inventory:

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

     (f)  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. Depreciation is provided using straight-line and accelerated methods over the assets' estimated useful lives, ranging from four to forty years. Amortization of leasehold improvements is computed using the shorter of the lease term or the estimated useful life of the underlying asset. Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income.

     The Company capitalizes costs of purchased software and, once technological feasibility has been established, costs incurred in developing software for internal use. Amortization of software costs begins when the software is placed in service and is computed on a straight-line basis over the estimated useful life of the software, generally from three to five years.

     (g)  Intangible Assets:

     Intangible assets principally consist of technology, a customer base and distribution network, an assembled work force and trade name obtained through acquisition. The cost of intangible assets is amortized on a straight-line basis over the estimated periods benefited, ranging from three to ten years.

     (h)  Long-lived Assets:

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the expected undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

     (i)  Royalties:

     The Company has royalty-bearing license agreements that allow the Company to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

     (j)  Warranty and Other Post-sales Support Programs:

     The Company provides currently for the estimated costs that may be incurred under its warranty and other post-sales support programs.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     (k)  Comprehensive Income:

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however the adoption of this statement had no impact on the Company's current or previously reported net income or stockholders' equity. SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income, foreign currency translation effects and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

     (l)  Revenue Recognition:

     Sales are recorded when products are shipped. A provision for estimated sales returns is recorded in the period in which related sales are recognized. Revenue from separately priced extended warranty programs is deferred and recognized over the extended warranty period on a straight-line basis.

     (m)  Income Taxes:

     The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     (n)  Net Income Per Share:

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period.

     The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.

                                                     1996                          1997                         1998
                                           -----------------------      -------------------------     -----------------------
                                                                              (in thousands)
Net income for basic and diluted
   earnings per share                         $            250,679         $              109,797        $            346,399
                                           =======================      =========================     =======================
Weighted average shares for basic
   earnings per share                                      152,745                        153,840                     155,542
Dilutive effect of stock options                             3,492                          2,361                       3,387
                                           -----------------------      -------------------------     -----------------------
Weighted average shares for diluted
   earnings per share                                      156,237                        156,201                     158,929
                                           =======================      =========================     =======================

     All references in the financial statements to number of common shares and per share amounts have been retroactively restated to reflect a two-for-one common stock split effective in June 1997.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (o)  Stock-based Compensation

     The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method. Compensation charges related to non-employee stock-based compensation are measured using fair value methods.

     (p)  Foreign Currency:

     The Company uses the U.S. dollar as its functional currency for the majority of its international operations. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Other income, net".

     The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which are effective as a hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented. Forward contracts designated to hedge foreign currency transaction exposure of $257,051,000 and $266,471,000 were outstanding at December 31, 1997 and 1998, respectively. The estimated fair value of these forward contracts at December 31, 1997 and 1998 was $253,519,000 and $271,573,000, respectively, based on quoted market prices.

     The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and does not anticipate nonperformance by any of these counterparties.

     (q)  Segment Data:

     During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the consolidated financial position or results of operations of the Company but did affect its disclosure of segment information (Note 12).

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (r)  New Accounting Pronouncements:

     In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

          In 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not to be capitalized, and on the accounting for such software that is marketed to customers. The adoption of this SOP is not expected to have a material impact on the Company's consolidated financial position or results of operations.

2.   FINANCING ARRANGEMENTS:

     (a)  Credit Agreement:

     The Company is party to an unsecured bank credit agreement (the "Agreement"), totaling $225 million. The Agreement consists of (1) a revolving line of credit facility for committed loans and bid loans; and (2) a sub-facility for letters of credit. Borrowings under the agreement bear interest at the banks' base rate or, at the Company's option, borrowing rates based on a fixed spread over the London Interbank Offered Rate (LIBOR). The Agreement requires the Company to maintain a minimum tangible net worth and maximum debt leverage ratio, as well as minimum fixed charge coverage. There were no borrowings outstanding at the end of 1997 and 1998.

     At December 31, 1997 and 1998, approximately $3,515,000 and $2,000,000, respectively, was committed to support outstanding standby letters of credit.

     (b)  Long-term Obligations:

     The carrying amount of the Company's long-term obligations approximates fair value, which is estimated based on current rates offered to the Company for obligations of the same remaining maturities. Long-term obligations consist of the following:

                                                                                                   DECEMBER 31,
                                                                                               1997            1998
                                                                                            ---------        ---------
                                                                                                  (in thousands)
  Notes payable through 2001 with interest rates ranging from zero to 7.03%                 $  20,568        $  14,408

  Obligations under capital leases, payable in monthly installments at fixed rates
   ranging from 3.28% to 15.33% through 2002 (Note 3)                                             641              367
                                                                                            ---------        ---------
                                                                                               21,209           14,775
  Less current maturities                                                                      13,969           11,415
                                                                                            ---------        ---------
                                                                                            $   7,240        $   3,360
                                                                                            =========        =========

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The long-term obligations, excluding obligations under capital leases, have the following maturities as of December 31, 1998:

                     (in thousands)
          1999                                 $11,085
          2000                                   2,841
          2001                                     482
          2002                                      --
          2003                                      --
                                          ------------
                                               $14,408
                                          ============

3.   COMMITMENTS:

     The Company leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2013. Rent expense was approximately $11,873,000, $16,105,000, and $25,713,000 for 1996,
1997 and 1998, respectively.

     Future minimum lease payments under terms of these leases as of December 31, 1998 are as follows:

                                                                CAPITAL LEASES            OPERATING LEASES
                                                             --------------------       --------------------
                                                                            (in thousands)
          1999                                                        $       330            $       39,400
          2000                                                                 38                    39,695
          2001                                                                 12                    38,794
          2002                                                                  1                    36,256
          2003                                                                 --                    26,523
          Thereafter                                                           --                    25,910
                                                             --------------------       -------------------
          Total minimum lease payments                                $       381            $      206,578
                                                                                        ===================
          Less amount representing interest                                    14
                                                             --------------------
          Present value of net minimum lease payments                 $       367
                                                             ====================

     The Company has entered into licensing and royalty agreements which allow it to use certain hardware and software intellectual properties in its products. Minimum royalty payments due under these agreements for the period 1999 through 2002 total approximately $350,000,000. Total royalty expense is expected to be greater than this minimum amount for these periods.

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

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                        FOR THE YEAR ENDED DECEMBER 31,

                                       1996          1997          1998
                                   ------------  ------------  ------------
                                                (in thousands)
        Current:
          United States             $ 140,451     $ 154,049     $ 244,076
          Foreign                       4,981         3,021         9,198
        Deferred:
          United States                (1,727)      (49,564)      (40,055)
          Foreign                     (11,668)      (13,683)      (18,370)
                                    ---------     ---------     ---------
                                    $ 132,037     $  93,823     $ 194,849
                                    =========     =========     =========

     Income before income taxes included approximately $2,400,000, ($24,000,000) and ($13,100,000) related to foreign operations for the years ended December 31, 1996, 1997 and 1998, respectively.

     A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

                                           1996          1997          1998
                                       ------------  ------------  ------------
                                                 (in thousands)
        Federal income tax at
         statutory rate                 $ 133,951     $  71,267     $ 189,437
        Nondeductible purchased
         research and development
         costs                                 --        20,704            --
        Other, net                         (1,914)        1,852         5,412
                                        ---------     ---------     ---------
        Provision for income taxes      $ 132,037     $  93,823     $ 194,849
                                        =========     =========     =========

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts:

                                                     DECEMBER 31,
                                             -------------------------
                                                1997           1998
                                             ----------     ----------
                                                   (in thousands)
     U.S. deferred tax assets:
        Inventory                            $   20,572     $   17,721
        Accounts receivable                       6,775          5,206
        Accrued liabilities                      35,793         52,143
        Other liabilities                        36,912         60,539
        Other                                     3,612          8,048
                                             ----------     ----------
              Total U.S.                        103,664        143,657
     Foreign deferred tax assets:
        Operating loss carryforwards             17,832         33,454
        Other                                     2,459          5,207
                                             ----------     ----------
              Total foreign                      20,291         38,661
                                             ----------     ----------
     Total deferred tax assets                  123,955        182,318
                                             ----------     ----------
     U.S. deferred tax liabilities:
        Intangible assets                        34,006         29,440
        Property, plant & equipment               2,668          4,104
        Other                                     3,439          6,507
                                             ----------     ----------
     Total deferred tax liabilities              40,113         40,051
                                             ----------     ----------
     Net deferred tax assets                 $   83,842     $  142,267
                                             ==========     ==========

     The Company has foreign net operating loss carryforwards of $67,600,000. Of this amount, $10,500,000 expires in the year 2000, $27,400,000 in the year 2002, $14,300,000 in the year 2006 and $7,100,000 in the year 2008. The remaining $8,300,000 can be carried forward indefinitely. The Company has assessed its forecast of future taxable income and the expiration of carryforwards and has determined that is it more likely than not that the deferred tax asset relating to foreign net operating loss carryforwards will be realized.

6.   STOCK OPTION PLANS:

     The Company maintains various stock option plans for its employees. Employee options are generally granted at the fair market value of the related common stock at the date of grant. These options generally vest over a four-year period from the date of grant or the employee's initial date of employment. In addition, these options expire, if not exercised, ten years from the date of grant. The Company also maintains option plans for non-employee directors. Option grants to non-employee directors generally have an exercise price equal to the fair market value of the related common stock on the date of grant.
These options generally vest over one to three-year periods and expire, if not exercised, ten years from the date of grant.

     For all of the Company's stock option plans, options for 1,283,000, 2,582,000 and 2,728,000 shares of common stock were exercisable at December 31, 1996, 1997 and 1998 with a weighted average exercise price of $4.28, $9.86 and $17.42, respectively. In addition, options for 672,000, 556,000 and 280,000 shares of Class A common stock were exercisable at December 31, 1996, 1997 and 1998 with a weighted average exercise price of $2.06, $2.01 and $1.93, respectively. Class A common stock may be converted into an equal number of shares of common stock at any time. There were 12,309,000, 8,328,000 and 11,265,000 shares of common stock available for grant under the plans at December 31, 1996, 1997 and 1998, respectively.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table summarizes activity under the stock option plans for 1996, 1997 and 1998 (in thousands, except per share amounts):

                                                    Weighted-     Class A      Weighted-
                                         Common      Average      Common        Average
                                         Stock        Price       Stock          Price
                                        --------   -----------   ---------    -----------
Outstanding, December 31, 1995             8,739     $  3.16           962      $  2.14
   Granted                                 3,260       15.75            --           --
   Exercised                              (6,305)       1.43          (241)        2.13
   Forfeited                                (254)      14.15            (8)        3.25
                                        --------                 ---------
Outstanding, December 31, 1996             5,440       12.20           713         2.12
                                        --------                 ---------
   Granted                                 5,253       36.08            --           --
   Exercised                                (463)      11.56          (153)        2.50
   Forfeited                                (775)      23.69            --           --
                                        --------                 ---------
Outstanding, December 31, 1997             9,455       22.98           560         2.02
                                        --------                 ---------
   Granted                                 6,118       45.17            --           --
   Exercised                              (2,143)      16.59          (280)        2.10
   Forfeited                              (1,103)      32.76            --           --
                                        --------                 ---------
Outstanding, December 31, 1998            12,327     $ 34.19           280      $  1.93
                                        ========                 =========

     The following table summarizes information about the Company's Common Stock options outstanding at December 31, 1998 (in thousands, except per share amounts):

                                     Options Outstanding                                Options Exercisable

  Range of Exercise Prices        Number       Weighted-Average                          Number        Weighted-
                              Outstanding at      Remaining          Weighted-       Exercisable at     Average
                                 12/31/98      Contractual Life    Average Price        12/31/98         Price
-----------------------------------------------------------------------------------------------------------------
   $      1.19 - 13.38            1,928              5.57              $ 9.01             1,259         $ 6.76
         13.44 - 29.07            2,287              7.65               22.93               939          20.01
         29.31 - 33.75            2,405              8.87               33.06               267          32.35
         34.00 - 44.75            2,811              8.94               39.55               262          43.88
         45.06 - 62.50            2,896              9.68               55.56                 1          61.75

     The weighted average fair value per share of options granted during 1996, 1997 and 1998 was $9.65, $21.61 and $27.33, respectively. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 1996, 1997 and 1998: dividend yield of zero percent; expected volatility of 60 percent; risk-free interest rates ranging from 4.7 to 7.2 percent; and expected lives of the options of three and one-half years from the date of vesting.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Since all stock options have been granted with exercise prices equal to the fair market value of the related common stock at the date of grant, no compensation expense has been recognized under the Company's stock option plans. Had compensation cost under the plans been determined based on the estimated fair value of the stock options granted in 1996, 1997 and 1998, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                  1996            1997            1998
                                             --------------  --------------  --------------
                                                (in thousands, except per share amounts)
Net income - as reported                        $250,679         $109,797       $346,399
Net income - pro forma                          $241,729         $ 85,804       $297,470

Net income per share - as reported
   Basic                                        $   1.64         $    .71       $   2.23
   Diluted                                      $   1.60         $    .70       $   2.18
Net income per share - pro forma
   Basic                                        $   1.58         $    .56       $   1.91
   Diluted                                      $   1.55         $    .55       $   1.87

     The pro forma effect on net income for 1996, 1997 and 1998 is not fully representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1995.

7.   RETIREMENT SAVINGS PLAN:

     The Company has a 401(k) defined contribution plan which covers employees who have attained 18 years of age and have been employed by the Company for at least six months. Participants may contribute up to 20% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. The Company contributed $871,000, $2,068,000, and $4,730,000 to the Plan during 1996, 1997 and 1998, respectively.

8.   NONRECURRING EXPENSES:

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

9.   ACQUISITION:

     During the third quarter of 1997, the Company acquired substantially all of the outstanding shares of common stock of Advanced Logic Research, Inc. (ALR), a manufacturer of network servers and personal computers, for a cash purchase price of approximately $196,400,000. The operating results of ALR were not material for all periods presented.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  SELECTED BALANCE SHEET INFORMATION:

                                                         DECEMBER 31,
                                                  -------------------------
                                                     1997           1998
                                                  ----------     ----------
                                                       (in thousands)
Accounts receivable, net:
  Accounts receivable                             $  530,743     $  573,799
  Allowance for uncollectible accounts               (20,064)       (14,948)
                                                  ----------     ----------
                                                  $  510,679     $  558,851
                                                  ==========     ==========


Inventory:
  Components and subassemblies                    $  215,318     $  155,746
  Finished goods                                      33,906         12,178
                                                  ----------     ----------
                                                  $  249,224     $  167,924
                                                  ==========     ==========

Property, plant and equipment, net:
  Land                                            $   21,431     $   21,784
  Leasehold improvements                              21,666         57,118
  Buildings                                          162,318        186,361
  Construction in progress                            15,448         74,105
  Internal use software                               81,412         94,306
  Office and production equipment                    186,281        249,924
  Furniture and fixtures                              42,055         66,578
  Vehicles                                             4,105         15,402
                                                  ----------     ----------
                                                     534,716        765,578
  Accumulated depreciation and amortization         (158,249)      (234,590)
                                                  ----------     ----------
                                                  $  376,467     $  530,988
                                                  ==========     ==========

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION:

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                    1996           1997           1998
                                                                 ----------     ----------     ----------
                                                                                      (in thousands)
     Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                  $      665     $      716     $      930
         Cash paid during the year for income taxes              $  101,774     $  163,710     $  200,839
     Supplemental schedule of noncash investing and
       financing activities:
         Capital lease obligations incurred for the
           purchase of new equipment                             $    3,126     $    4,593     $    6,741
         Acquisitions
               Fair value of assets acquired                                    $  271,189
               Less:  Liabilities assumed                                           70,773
                      Cash acquired                                                 58,096
                                                                                ----------
                        Acquisitions, net of cash acquired                      $  142,320

12.  SEGMENT DATA:

     Prior to 1998, the Company managed its business segments principally on a geographic basis. The reportable segments were comprised of the United States; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). During 1998, the Company began to manage its business activities primarily in two customer focused segments: consumer and business. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its consumer and business segments based on segment sales, gross profit and operating income and does not include segment assets or other income and expense items for management reporting purposes. Operating income for these segments includes selling, general, and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reportable segments. Costs excluded from the consumer and business segments primarily consist of corporate marketing costs and other general and administrative expenses that are separately managed. Prior periods' segment information has not been restated to reflect the consumer and business segments as it is impractical to do so.

     The following table sets forth summary information by segment:

                                Consumer       Business       Non-segment        Consolidated
                              ------------   ------------   ---------------    ----------------
                                                     (in thousands)
1998:
  Net sales                    $ 3,945,071    $ 3,522,854      $       --         $ 7,467,925
  Gross profit                     760,816        783,262           2,196           1,546,274
  Operating income (loss)      $   461,351    $   600,844      $ (567,968)        $   494,227

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table sets forth information about the Company's operations by geographic area:

                                                                                 Inter-segment
                                    United States       EMEA          APAC       Eliminations    Consolidated
                                   ---------------  ------------  ------------  --------------  --------------
                                                                 (in thousands)
1998:
   Net sales to external
    customers                        $ 6,412,405      $ 570,191     $ 485,329      $       --     $ 7,467,925
   Net sales between
    geographic segments                   53,073         22,298        11,358         (86,729)             --
   Operating income
    (loss)                               500,881         (6,685)        1,233          (1,202)        494,227
   Segment assets                      2,473,627        209,820       206,933              --       2,890,380
   Long-lived assets                     522,972         57,548        30,184              --         610,704
   Other income, net                      44,524          1,380         2,041            (924)         47,021
   Income taxes                          205,129         (3,048)       (7,232)             --         194,849
   Depreciation and
    amortization                          84,378          9,820        12,318            (992)        105,524

1997:
   Net sales to external
    customers                        $ 5,303,828      $ 634,616     $ 355,236      $       --     $ 6,293,680
   Net sales between
    geographic segments                   56,922         16,163        21,071         (94,156)             --
   Operating income
    (loss)                               198,638        (11,566)       (9,733)           (908)        176,431
   Non-recurring expenses                111,394          1,100         1,348              --         113,842
   Segment assets                      1,701,654        187,215       150,402              --       2,039,271
   Long-lived assets                     380,757         59,261        34,278              --         474,296
   Other income, net                      25,223          2,946          (798)           (182)         27,189
   Income taxes                          104,552            568       (11,297)             --          93,823
   Depreciation and
    amortization                          67,895          6,695        12,292            (108)         86,774

1996:
   Net sales to external
    customers                        $ 4,246,047      $ 552,671     $ 236,510      $       --     $ 5,035,228
   Net sales between
    geographic segments                   30,208         23,538         4,087         (57,833)             --
   Operating income
    (loss)                               347,348         19,930        (9,946)         (1,238)        356,094
   Segment assets                      1,349,781        178,988       144,642              --       1,673,411
   Long-lived assets                     248,272         48,025        44,815              --         341,112
   Other income, net                      24,533          2,108           (19)             --          26,622
   Income taxes                          138,724          1,572        (8,259)             --         132,037
   Depreciation and
    amortization                          46,688          4,236        10,839              --          61,763

     Net sales between geographic segments are recorded using internal transfer prices set by the Company. The United States operating income is net of corporate expenses. Export sales from the United States to unaffiliated customers are not material for any period presented.

                              GATEWAY 2000, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following tables contain selected unaudited consolidated quarterly financial data for the Company:

                                              1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                             ------------    ------------    ------------    ------------
                                                        (in thousands, except per share amounts)
     1998:
        Net sales                              $1,727,927      $1,618,909      $1,815,516      $2,305,573
        Gross profit                              336,494         333,688         377,807         498,285
        Operating income                          109,201          83,989         113,355         187,682
        Net income                                 75,871          60,740          80,645         129,143
        Net income per share:
             Basic                             $      .49      $      .39      $      .52      $      .83
             Diluted                           $      .48      $      .38      $      .51      $      .81
        Weighted average shares
          outstanding:
             Basic                                154,548         155,427         155,849         156,324
             Diluted                              157,575         158,887         159,518         159,567
        Stock sales price per share:
             High                              $    48.25      $    58.81      $    67.13      $    61.63
             Low                               $    32.50      $    42.56      $    46.44      $    41.50

     1997:
        Net sales                              $1,419,336      $1,392,658      $1,504,851      $1,976,835
        Gross profit                              265,793         260,358         195,250         355,040
        Nonrecurring expenses                          --              --         113,842              --
        Operating income (loss)                    94,878          79,851        (137,850)        139,551
        Net income (loss)                          67,516          56,483        (107,113)         92,910
        Net income (loss) per share:
             Basic                             $      .44      $      .37      $     (.70)     $      .60
             Diluted                           $      .43      $      .36      $     (.68)     $      .59
        Weighted average shares
          outstanding:
             Basic                                153,557         153,740         153,980         153,840
             Diluted                              157,291         156,231         156,875         156,526
        Stock sales price per share:
             High                              $    32.63      $    37.38      $    44.75      $    36.13
             Low                               $    23.81      $    26.19      $    31.50      $    25.13

14.  SUBSEQUENT EVENT (UNAUDITED):

     As of February 28, 1999, the Company has made a commitment to purchase approximately $290 million of consumer finance receivables used to purchase the Company's products which were originated by a financial institution on behalf of Gateway. These receivables have terms of two to four years and earn interest at rates ranging from 14.9% to 26.99%.

                              GATEWAY 2000, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (in thousands)

                                               Balance at      Additions      Deductions     Balance at
                                              Beginning of     Charged to        from          End of
                                                 Period          Expense       Allowance       Period
                                             --------------   ------------   ------------   ------------
Year ended December 31, 1996:
  Allowance for uncollectible accounts
    (deducted from accounts receivable)         $  11,554       $ 20,832        $ 13,418      $ 18,968
                                                =========       ========        ========      ========

Year ended December 31, 1997:
  Allowance for uncollectible accounts
    (deducted from accounts receivable)         $  18,968       $  5,688        $  4,592      $ 20,064
                                                =========       ========        ========      ========

Year ended December 31, 1998:
  Allowance for uncollectible accounts
    (deducted from accounts receivable)         $  20,064       $  3,586        $  8,702      $ 14,948
                                                =========       ========        ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

Part III of this report is incorporated by reference to Gateway's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the end of fiscal year 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

       (1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 19 of this Report.

       (2) Exhibits. Exhibits identified in parentheses below, on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.


 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBITS
   ---                          -----------------------
   3.1 Amended and Restated Certificate of Incorporation of Gateway 2000, Inc. (Exhibit No. 3.2 to Amendment No. 1 to Registration Statement No. 3-70618)
   3.2 Amended and Restated Bylaws of Gateway 2000, Inc. (Exhibit No. 3.2 to Form 10-K for 1995)
   10.1 Tax Indemnification Agreement dated as of December 6, 1993 between Gateway 2000, Inc., and Theodore W. Waitt and the Norman W. Waitt, Jr. S Corp. Trust. (Exhibit No. 10.1 Form 10-K for 1993)*
   10.2 Indemnification Agreement dated as of December 6, 1993 between Gateway 2000, Inc. and Theodore W. Waitt. (Exhibit No. 10.2 to 10-K for 1995)*
   10.3 Registration Agreement dated February 22, 1991 between Gateway 2000, Inc., Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp. Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993 (Exhibit 10.11 to Form S-1)*
   10.4 Gateway 2000, Inc. 1992 Stock Option Plan. (Exhibit No. 10.4 to Registration Statement No. 33-70618 (the "Form S-1")*
   10.5 Gateway 2000, Inc. 1993 Stock Option Plan for Executives and Key Employees. (Exhibit No. 10.6 to the Form S-1)*
   10.6 Gateway 2000, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*
   10.7 Gateway 2000, Inc. 1993 Employee Stock Purchase Equity Plan. (Exhibit No. 10.9 to the Form S-1)*
   10.8 Gateway 2000, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (Exhibit No. 10.19 to Form 10-Q for the period ended June 30, 1998)*
   10.9 Gateway 2000, Inc. 1996 Non-Employee Directors Stock Option Plan as amended. (Exhibit No. 10.20 to Form 10-Q for the period ended June 30, 1998)*
   10.10 Gateway 2000, Inc. Management Incentive Plan as (Exhibit 10.9 to the Form 10-K for 1996)*
   10.11 Gateway 2000, Inc. Deferred Compensation Plan, as amended. (filed herewith)*
   10.12 Gateway 2000, Inc. Retirement Savings Plan. (Exhibit No. 10.16 to Form 10-K for 1995)*

 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBITS
   ---                          -----------------------
   10.13 Credit Agreement dated as of December 27, 1995 between Gateway 2000, Inc., Norwest Bank Iowa, National Association, as Administrative Agent, and certain financial institutions named therein. (Exhibit No. 4.2 to Form 10-K for 1995)
   10.14 1997 Amended and Restated Credit Agreement dated as of September 25, 1997 among the Company, the banks party thereto, Norwest Bank Iowa, N.A., as Administrative Agent and Bank of America National Trust and Savings Association as Documentation Agent (Exhibit 10.13 to Form 10-Q for period ended September 30, 1997)
   10.15 Consultation and Noncompetition Agreement dated as of August 28, 1997 between the Company and Richard D. Snyder. (Exhibit 10.14 to Form 10-Q for period ended September 30, 1997)*
   10.16 Employment Agreement between Gateway 2000, Inc. and Jeffrey Weitzen dated January 22, 1998 (Exhibit 10.16 to Form 10-K for 1997). *
   10.17 Employment Agreement between Gateway 2000, Inc. and David J. Robino dated January 22, 1998, (Exhibit 10.17 to Form 10-K for 1997)*
   10.18 Amendment No. 1 to 1997 Amended and Restated Credit Agreement, dated as of January 19, 1998, among the Company, the banks party thereto, Norwest Bank Iowa, N.A., as Administrative Agent and Bank of America National Trust and Savings Association as Documentation Agent (Exhibit 10.18 to Form 10-Q for period ended March 31, 1998)
   21.1      List of subsidiaries, filed herewith.
   23.1      Consent of PricewaterhouseCoopers LLP, filed herewith.
   24.1      Powers of attorney, filed herewith.
   27.1 Financial Data Schedule and Financial Data Schedules restated pursuant to SFAS 128, filed herewith (EDGAR version only).

*Indicates a management contract or compensatory plan.

        Gateway will furnish upon request any exhibit described above upon payment of Gateway's reasonable expenses for furnishing such exhibit.

(b)  Reports on Form 8-K.

           No reports on Form 8-K were filed by Gateway during the quarter ended December 31, 1998.

This report contains the following trademarks and service marks of Gateway, many of which are registered: GATEWAY, Your:) Ware, AnyKey, "BLACK AND WHITE SPOT" Design, CrystalScan, Destination, gateway.net, Family PC, GATEWAY 2000, Gateway Country, Gateway Gold, "G" Design, TelePath, Solo, Vivitron and "You've Got a Friend in the Business". The following trademarks of other companies also appear in this Report: Intel, AMD, Microsoft and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                   GATEWAY 2000, INC.



                                   By:  /s/ Theodore W. Waitt
                                        ---------------------
                                        Theodore W. Waitt
                                        Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated below:

     DATE                    SIGNATURE                     TITLE

                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   (Principal Executive
                                                   Officer) and Director
                      /s/ Theodore W. Waitt
                  ------------------------------
                        Theodore W. Waitt
                                                   President, Chief Operating
                                                   Officer and Director

                       /s/ Jeffrey Weitzen
                  ------------------------------
                         Jeffrey Weitzen
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer (Principal
                                                   Financial Officer and
                                                   Principal Accounting Officer)

                          /s/ John J. Todd
                  ------------------------------
                           John J. Todd


                                 *
                  ------------------------------
                          Charles G. Carey         Director

                                 *
                  ------------------------------
                         George H. Krauss          Director

                                 *
                  ------------------------------
                         Douglas L. Lacey          Director

                                 *
                  ------------------------------
                          James F. McCann          Director

                                 *
                  ------------------------------
                         Richard D. Snyder         Director


*By: /s/  William M. Elliott
     -----------------------
     William M. Elliott
     (Attorney-in-fact)