Form 10-Q
period 1999-03-31
GATEWAY 2000 INC
filed 1999-05-17
CIK 895812

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________

                        Commission file number 0-22784
                                               -------
                           -------------------------
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

      Registrant's telephone number, including area code: (619) 799-3401


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _________.
                                             -----
     As of May 7, 1999, there were 156,527,582 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of May 7, 1999, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                           I. FINANCIAL INFORMATION

 Item 1. Financial Statements


                              Gateway 2000, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1998 and 1999
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                       Three Months Ended March 31,
                                                               --------------------------------------------
                                                                         1998                    1999
                                                               ----------------------   -------------------
             Net sales                                                  $   1,727,927          $  2,103,411
             Cost of goods sold                                             1,391,433             1,652,907
                                                               ----------------------   -------------------
                Gross profit                                                  336,494               450,504
             Selling, general and administrative expenses                     227,293               309,697
                                                               ----------------------   -------------------
                Operating income                                              109,201               140,807
             Other income, net                                                  9,347                14,785
                                                               ----------------------  --------------------
                Income before income taxes                                    118,548               155,592
             Provision for income taxes                                        42,677                56,013
                                                               ======================   ===================
                Net income                                               $     75,871            $   99,579
                                                               ======================   ===================

             Net income per share:
                   Basic                                                 $       0.49               $  0.64
                                                              =======================   ===================
                   Diluted                                               $       0.48             $    0.62
                                                              =======================   ===================

             Weighted average shares outstanding:
                 Basic                                                        154,548               156,497
                                                              =======================   ===================
                 Diluted                                                      157,575               160,597
                                                              =======================   ===================

   The accompanying notes are an integral part of the consolidated financial statements.

                              Gateway 2000, Inc.
                          CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and March 31, 1999
                   (in thousands, except per share amounts)

                                                                                  December 31,        March 31,
                                                                                     1998              1999
                                                                                 -------------    --------------
                                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $1,169,810        $1,108,211
   Marketable securities                                                               158,657           165,137
   Accounts receivable, net                                                            558,851           517,169
   Inventory                                                                           167,924           164,478
   Other                                                                               172,944           181,247
                                                                                 -------------    --------------
             Total current assets                                                    2,228,186         2,136,242
Property, plant and equipment, net                                                     530,988           570,315
Intangibles, net                                                                        65,944            62,623
Other assets                                                                            65,262           127,249
                                                                                 -------------    --------------
                                                                                    $2,890,380        $2,896,429
                                                                                 =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term obligations                    $   11,415        $   10,553
   Accounts payable                                                                    718,071           631,761
   Accrued liabilities                                                                 415,265           434,406
   Accrued royalties                                                                   167,873           140,790
   Other current liabilities                                                           117,050           147,068
                                                                                 -------------    --------------
             Total current liabilities                                               1,429,674         1,364,578
Long-term obligations, net of current maturities                                         3,360             2,867
Warranty and other liabilities                                                         112,971           117,707
                                                                                 -------------    --------------
             Total liabilities                                                       1,546,005         1,485,152
                                                                                 -------------    --------------

Commitments and Contingencies (Note 5)

Stockholders' equity:
   Preferred Stock, $.01 par value, 5,000 shares authorized; none
    issued and outstanding                                                                   -                 -
   Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
    authorized; none issued and outstanding                                                  -                 -
   Common Stock, $.01 par value, 220,000 shares authorized;
    156,569 shares and 157,169 shares issued in
    1998 and 1999, respectively                                                          1,566             1,572
   Additional paid-in capital                                                          365,986           389,722
   Retained earnings                                                                   980,908         1,080,487
   Treasury stock, at cost, 700 shares                                                       -           (54,731)
   Accumulated other comprehensive income                                               (4,085)           (5,773)
                                                                                 -------------    --------------
             Total stockholders' equity                                              1,344,375         1,411,277
                                                                                 -------------    --------------
                                                                                    $2,890,380        $2,896,429
                                                                                 =============    ==============

  The accompanying notes are an integral part of the consolidated financial statements.

                              Gateway 2000, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1998 and 1999
                                (in thousands)
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                        ----------------------------------------
                                                                               1998                 1999
                                                                        -------------------  -------------------
Cash flows from operating activities:
   Net income                                                                  $  75,871          $    99,579
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                               23,971               31,652
      Provision for uncollectible accounts receivable                              1,412                4,004
      Deferred income taxes                                                      (18,205)              (3,553)
      Other, net                                                                     671                  192
      Changes in operating assets and liabilities:
         Accounts receivable                                                      37,384               37,677
         Inventory                                                                63,819                3,445
         Other current assets                                                      8,416                7,969
         Accounts payable                                                        (27,957)             (87,153)
         Accrued liabilities                                                      36,145               19,361
         Accrued royalties                                                        (8,506)             (27,083)
         Other current liabilities                                                26,996               39,508
         Warranty and other liabilities                                           (4,380)               4,737
                                                                        ----------------     ----------------
               Net cash provided by operating activities                         215,637              130,335
                                                                        ----------------     ----------------
Cash flows from investing activities:
   Capital expenditures                                                          (41,198)             (67,550)
   Investment in unconsolidated affiliate                                              -              (77,615)
   Purchases of available-for-sale securities                                    (34,928)             (42,829)
   Proceeds from maturities of available-for-sale securities                       6,864               36,515
   Other, net                                                                       (210)               2,582
                                                                        -----------------    ----------------
      Net cash used in investing activities                                      (69,472)            (148,897)
                                                                        -----------------    ----------------
Cash flows from financing activities:
   Share repurchase                                                                    -              (54,731)
   Principal payments on long-term obligations and notes payable                  (8,239)              (1,356)
   Stock options exercised                                                         9,563               14,252
                                                                        ----------------     ----------------
      Net cash provided by (used in) financing activities                          1,324              (41,835)
Foreign exchange effect on cash and cash equivalents                               1,080               (1,202)
                                                                        ----------------     ----------------
Net increase (decrease) in cash and cash equivalents                             148,569              (61,599)
Cash and cash equivalents, beginning of period                                   593,601            1,169,810
                                                                        ----------------     ----------------
Cash and cash equivalents, end of period                                       $ 742,170          $ 1,108,211
                                                                        ================     ================

  The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General:

         The accompanying unaudited consolidated financial statements of Gateway 2000, Inc. (the "Company") as of March 31, 1999 and for the three months ended March 31, 1998 and 1999 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1998 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim period. All adjustments are of a normal, recurring nature. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Comprehensive Income:

       Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

       Comprehensive income for the three months ended March 31, 1998 and 1999 was as follows:

                                                    Three Months Ended
                                                 1998                1999
                                              ---------------  ---------------
                                                      (in thousands)
                                                        (Unaudited)
  Comprehensive income:
  Net income                                   $   75,871           $   99,579
  Foreign currency translation                       (252)              (2,046)
  Unrealized gain on available-for-sale
   securities                                         187                  358
                                              -----------          -----------
                                               $   75,806           $   97,891
                                              ===========          ===========

3. Share and Per Share Information:

         Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period.

         The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.

                                                            Three Months Ended March 31,
                                                               1998              1999
                                                           ------------     ------------
                                                                   (in thousands)
                                                                    (Unaudited)
Net income for basic and diluted
  earnings per share                                          $  75,871         $ 99,579
Weighted average shares for basic
 earnings per share                                             154,548          156,497
Dilutive effect of stock options                                  3,027            4,100
                                                           ------------     ------------
Weighted average shares for diluted
   earnings per share                                           157,575          160,597
                                                           ============     ============

4. Selected Balance Sheet Information:

                                                           December 31,      March 31,
                                                               1998            1999
                                                           ------------     ------------
                                                                             (Unaudited)
                                                                  (in thousands)
Accounts receivable, net:
   Accounts receivable                                        $ 573,799        $ 528,617
   Less allowance for uncollectible accounts                    (14,948)         (11,448)
                                                           ------------     ------------
                                                              $ 558,851        $ 517,169
                                                           ============     ============

Inventory:
    Components and subassemblies                              $ 155,746        $ 157,645
    Finished goods                                               12,178            6,833
                                                           ------------     ------------
                                                              $ 167,924        $ 164,478
                                                           ============     ============

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

6. Investment in Unconsolidated Affiliate:

     During the first quarter of 1999, the Company purchased a 19.9% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The purchase price of approximately $77.6 million includes a two year option to acquire the remaining 80.1% interest for additional consideration. The investment is being accounted for using the cost method.

7. Segment Data:

     The Company evaluates the performance of its consumer and business segments based on segment sales and operating income and does not include segment assets or other income and expense items for management reporting purposes. Operating income for these segments includes selling, general, and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reportable segments. Costs excluded from the consumer and business segments primarily consist of corporate marketing costs and other selling, general and administrative expenses.

     The following table sets forth summary information by segment:

                                             Three Months Ended March 31,
                                                1998               1999
                                                ----               ----
                                                     (in thousands)
                                                       (Unaudited)
       Net sales:
         Consumer                              $   902,771        $  1,211,773
         Business                                  825,156             891,638
         Non-segment                                     -                   -
                                               ===========        ============
         Consolidated                          $ 1,727,927        $  2,103,411
                                               ===========        ============

       Operating income:
        Consumer                               $   104,373        $    158,948
        Business                                   131,191             147,761
        Non-segment                               (126,363)           (165,902)
                                               ===========        ============
        Consolidated                           $   109,201             140,807
                                               ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed or referenced below.

Results of Operations

         The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                                     For the Three Months ended March 31,
                                                  1998             Increase             1999
                                            ---------------   ----------------    ----------------
                                                            (dollars in thousands)
       Net sales                               $ 1,727,927           22%              $ 2,103,411
       Gross profit                            $   336,494           34%              $   450,504
        Percentage of net sales                      19.5%                                  21.4%
       Selling, general and
        administrative expenses                $   227,293           36%              $   309,697
        Percentage of net sales                      13.2%                                  14.7%
       Operating income                        $   109,201           29%              $   140,807
        Percentage of net sales                       6.3%                                   6.7%
       Net income                              $    75,871           31%              $    99,579

Net Sales
---------

         Consolidated net sales increased to $2.1 billion in the first quarter of 1999, a 22% increase compared to the first quarter of 1998. Consumer and business segment sales were $1.2 billion and $.9 billion, respectively, in the first quarter of 1999 representing increases of 34% and 8%, respectively, for the consumer and business segments compared to the first quarter of 1998.

         The increased consolidated net sales for the first quarter of 1999 over the comparable period of 1998 were primarily driven by continued strong unit growth in the United States and continued momentum in the Asia Pacific region ("APAC"). Unit shipments grew to 1,085,000 in the first quarter of 1999, a 42% increase over the first quarter of 1998. Increases across the desktop, portable, and server product lines for the first quarter of 1999 were attributed to several key elements: execution of the Company's unique multi-channel strategy, including phone, Web, and Gateway CountrySM stores; increased investment behind building the Gateway brand; and continued focus on delivering superior products and services, most notably through the Your:)WareSM consumer program.

     The effect of increased unit sales on consolidated net revenue for the first quarter of 1999 was partially offset by a decline in average unit prices
(AUPs) of 14% compared to the first quarter of 1998. AUPs declined in the first quarter of 1999 due to component cost decreases and growth in the sub $1,000
PC market. The Company expects the industry trend of declining AUPs to continue and intends to mitigate this by diversifying its revenue stream with software bundles, Internet service, financing and other service offerings. AUPs declined 3% in the first quarter of 1999 as compared to the fourth quarter of 1998.

     The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

                                                               For the Three Months ended March 31,
                                                       1998                    Change                   1999
                                             ----------------------     ---------------------    ----------------
                                                                    (dollars in thousands)
     Net sales:
      United States                                 $   1,461,603               23 %                 $  1,791,517
      Europe                                              163,007              (13)%                      141,776
      Asia Pacific                                        103,317               65 %                      170,118
                                             --------------------       ---------------------    ----------------
      Consolidated                                  $   1,727,927               22 %                 $  2,103,411
                                             ====================       =====================    ================

      In the United States unit shipments rose 42% over the comparable period of 1998 due to the factors discussed above. The APAC region continued to achieve significant increases in unit shipments with growth of 96%. Unit shipments in the European region ("EMEA") were flat compared to the first quarter of 1998. The Company has put new management in place in EMEA and is focusing on the top line initiatives previously discussed to address the declining unit shipment growth.

Gross Profit
------------

      Gross profit in the first quarter of 1999 rose to $450.5 million, an increase of approximately 34% from the comparable period in 1998. Margin productivity was driven by pricing discipline, focused vendor management, healthy overseas margin performance, solid execution, and a richer product mix. As a percentage of sales, gross profit for the first quarter 1999 was 21.4%, up from 19.5% in the first quarter of 1998, representing the fifth consecutive quarter of year-over year gross profit improvement. Gross profit as a percentage of sales in the first quarter of 1999 was flat compared to the fourth quarter of 1998.

Selling, General and Administrative Expenses
--------------------------------------------

      Selling, general & administrative ("SG&A") productivity in the first quarter was offset by continued strategic investment across a number of fronts, including systems infrastructure, personnel, the Internet, Gateway CountrySM stores and international expansion. As a percentage of sales, SG&A was 14.7% for the first quarter of 1999, compared to 13.2% and 13.5% in the first and fourth quarters of 1998, respectively. SG&A expenses for the first quarter of 1999 increased approximately 36% over the first quarter of 1998 and were flat compared to the fourth quarter of 1998. The Company invested in SG&A in:
Internet development, new stores, infrastructure and international expansion. This accounted for 1.5 points of the 14.7 points invested in SG&A in the first quarter of 1999.

Operating Income
----------------

     Due to the strong unit growth and gross margin efficiencies discussed above operating income increased 29% to $140.8 million compared to the first quarter of 1998. As a percentage of sales operating income increased to 6.7% from 6.3% in the first quarter of 1998 and decreased from 8.1% in the fourth quarter of 1998. Operating income for the consumer and business segments in the first quarter of 1999 were $158.9 million and $147.8 million, respectively, while operating expenses not allocated to a segment were $165.9 million. Operating income improvements for the consumer and business segments represent 52% and 13% increases, respectively, over the first quarter of 1998. Operating income for the consumer and business segments includes SG&A expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reportable segments. Costs excluded from the consumer and business segments primarily consist of corporate marketing costs and other SG&A expenses.

Other Income
------------

        Other income, net includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $14.8 million in the first quarter of 1999 from $9.3 million in the first quarter of 1998 and $14.1 million in the fourth quarter of 1998, primarily due to the additional interest income generated by increases in cash balances and marketable securities.

Income Taxes
------------

       The Company's annualized effective tax rate was 36.0% for the quarter, flat compared to the first and fourth quarters of 1998.

Liquidity and Capital Resources
-------------------------------

        The following table presents selected financial statistics and information for the periods indicated:

                                                                  Three Months Ended March 31,
                                                  ---------------------------------------------------------------
                                                               1998                           1999
                                                  --------------------------------   ----------------------------
                                                                      (dollars in thousands)
    Cash and marketable securities                            $ 809,014                     $ 1,273,348
    Days of sales in accounts receivable                             25                              22
    Inventory turnover                                               26                              40
    Days in accounts payable                                         30                              34

      At March 31, 1999, the Company had cash and cash equivalents of $1.1 billion, marketable securities of $165.1 million and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At March 31, 1999, no amounts were outstanding under the revolving line of credit. Approximately $2.0 million was committed to support outstanding standby letters of credit.

     The Company generated $130.3 million in cash from operations during the first quarter of 1999, including $131.9 million of net income adjusted for non-cash items. Decreases in inventory levels and days sales in accounts receivable, and increase in days purchases in accounts payable balances are attributable to the Company's increased focus on working capital management. The Company used approximately $67.5 million in cash for facilities, equipment, and software and $6.3 million to purchase investments in marketable securities, net of proceeds of securities sold.

     During the first quarter of 1999, the Company purchased a 19.9% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The purchase price of approximately $77.6 million includes a two year option to acquire the remaining 80.1% interest for additional consideration.

     At March 31, 1998, the Company had long-term indebtedness and capital lease obligations of approximately $13.4 million. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities. The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

     On April 30, 1999, the Company filed a universal shelf registration statement which contemplates that the Company may from time to time sell up to $1.0 billion of debt or equity securities, which will provide the Company with greater flexibility to respond to acquisition and market opportunities.

     In May 1999, the Company committed to invest $200 million in CMGI, Inc. as part of a strategic relationship.

     Management believes the Company's current and anticipated sources of working capital, including net cash provided by operating activities and amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

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

     In 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Accounting Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not to be capitalized, and on the accounting for such software that is marketed to customers. The adoption of this SOP did not have a material impact on the Company's consolidated financial position or results of operations.

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

     The Company has grouped its internal systems and technology into the following three categories for purposes of Year 2000 compliance: (i) information resource applications and technology consisting of enterprise-wide systems supported by the Company's centralized information technology organization (IT);
(ii) business processes consisting of hardware, software, and associated computer chips as well as external vendors used in the operation of the Company's core business functions; and (iii) building systems consisting of non-IT equipment that use embedded computer chips such as elevators, automated room key systems and HVAC equipment. The Company is prioritizing its efforts based on the severity with which non-compliance would affect service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (Mission Criticality).

     As of the end of the first quarter, the Company believes the Awareness and Inventory phases are complete. For IT systems, the Company believes the assessment, planning and remediation/replacement phases are over 75% complete with testing and compliance validation complete for 60% of the inventory. For business processes and building systems, the Company believes the assessment and planning phases are over 70% complete with remediation/replacement and testing and compliance validation currently at 50% complete. The Company plans to complete the remediation/replacement and testing phases for its mission critical IT systems by the end of the second quarter of 1999 with the remaining half of 1999 reserved for unplanned contingencies and compliance validation and quality assurance. For mission critical business processes and building systems, the same level of completion is targeted for October 1999.

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

     Costs: During the first quarter 1999, the Company expensed incremental costs of approximately $3.5 million related to the Year 2000 remediation efforts, and has expensed $7.2 million on a life-to-date basis. The current total estimated cost to complete the Year 2000 remediation efforts is from $14 to $16 million, exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

     Year 2000 Contingency Plans: The Company is reviewing its existing contingency plans for potential modification to address specific Year 2000 issues as they arise and expects to continue this process during the next three fiscal quarters.

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

Factors That May Affect Future Results

     Factors that could impact the Company's results of operations, cash flows or financial position and cause future results to differ from the Company's expectations include the following: competitive market conditions; infrastructure requirements; component supply shortages; short product cycles; access to technology; risks of international expansion; foreign currency fluctuations; credit risk of consumer loan accounts; the success of e-commerce; risks of acquired businesses; increased inventory costs; changes in customer or geographic sales mix; costs associated with the Year 2000 transition; general domestic and international economic conditions; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and other filings with the Securities and Exchange Commission.

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

Item 3  Quantitative and Qualitative Disclosures About Market Risk

     There has not been a material change in the Company's exposure to foreign currency risks since December 31, 1998.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit                                Description of Exhibits
                                            -----------------------
       NO
       --

      27.1      Financial Data Schedule, filed herewith.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.


                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Gateway 2000, INC.


Date:  May 17, 1999               By:  /s/ JOHN J. TODD
                                       _______________________________________
                                       John J. Todd
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer (authorized
                                       officer and chief accounting officer)