Form 10-Q
period 1999-06-30
GATEWAY 2000 INC
filed 1999-08-16
CIK 895812

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM_____________TO___________

                        COMMISSION FILE NUMBER 0-22784

                                 GATEWAY, INC.
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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of August 9, 1999, there were 156,612,356 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of August 9, 1999, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                           I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 GATEWAY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   -------------------------
                                                      1998           1999           1998          1999
                                                  ----------     ----------     ----------    ----------
Net sales                                         $1,618,909     $1,912,109     $3,346,837    $4,015,520
Cost of goods sold                                 1,285,221      1,490,723      2,676,655     3,143,630
                                                  ----------     ----------     ----------    ----------
      Gross profit                                   333,688        421,386        670,182       871,890
Selling, general and administrative expenses         249,699        298,463        476,992       608,159
                                                  ----------     ----------     ----------    ----------
      Operating income                                83,989        122,923        193,190       263,731
Other income, net                                     10,917         16,491         20,265        31,275
                                                  ----------     ----------     ----------    ----------
      Income before income taxes                      94,906        139,414        213,455       295,006
Provision for income taxes                            34,166         50,189         76,844       106,202
                                                  ----------     ----------     ----------    ----------
      Net income                                  $   60,740     $   89,225     $  136,611    $  188,804
                                                  ==========     ==========     ==========    ==========
Share and per share information:
      Net income per share:
           Basic                                  $     0.39     $     0.57     $     0.88    $     1.21
                                                  ==========     ==========     ==========    ==========
           Diluted                                $     0.38     $     0.56     $     0.86    $     1.18
                                                  ==========     ==========     ==========    ==========
      Weighted average shares outstanding:
           Basic                                     155,427        156,443        154,990       156,470
                                                  ==========     ==========     ==========    ==========
           Diluted                                   158,887        160,157        158,231       160,377
                                                  ==========     ==========     ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 GATEWAY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND JUNE 30, 1999
              (in thousands, except share and per share amounts)

                                                                      DECEMBER 31,             JUNE 30,
                                                                         1998                    1999
                                                                      ------------            ----------
ASSETS                                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                        $ 1,169,810              $ 1,060,920
     Marketable securities                                                158,657                  167,399
     Accounts receivable, net                                             558,851                  584,882
     Inventory                                                            167,924                  121,451
     Other                                                                172,944                  321,841
                                                                      -----------              -----------
          Total current assets                                          2,228,186                2,256,493
Property, plant and equipment, net                                        530,988                  624,185
Intangibles, net                                                           65,944                   59,693
Other assets                                                               65,262                  127,213
                                                                      -----------              -----------
                                                                      $ 2,890,380              $ 3,067,584
                                                                      ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term obligations    $    11,415              $     4,788
     Accounts payable                                                     718,071                  711,217
     Accrued liabilities                                                  415,265                  466,511
     Accrued royalties payable                                            167,873                  162,160
     Other current liabilities                                            117,050                  111,147
                                                                      -----------              -----------
          Total current liabilities                                     1,429,674                1,455,823
Long-term obligations, net of current maturities                            3,360                    1,973
Warranty and other liabilities                                            112,971                  113,552
                                                                      -----------              -----------
          Total liabilities                                             1,546,005                1,571,348
                                                                      -----------              -----------
Contingencies (Note 5)

Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares authorized; none
       issued and outstanding                                                  --                       --
     Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
       authorized; none issued and outstanding                                 --                       --
     Common Stock, $.01 par value, 220,000 and 1,000,000 shares authorized in 1998 and 1999, respectively;
       156,569 shares and 157,325 shares issued,
       in 1998 and 1999, respectively                                       1,566                    1,573
     Additional paid-in capital                                           365,986                  386,481
     Retained earnings                                                    980,908                1,169,712
     Treasury stock                                                            --                  (54,888)
     Accumulated other comprehensive income                                (4,085)                  (6,642)
                                                                      -----------              -----------
          Total stockholders' equity                                    1,344,375                1,496,236
                                                                      -----------              -----------
                                                                      $ 2,890,380              $ 3,067,584
                                                                      ===========              ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                 GATEWAY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                (in thousands)
                                  (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                          1998           1999
                                                                      ------------ ------------
Cash flows from operating activities:
    Net Income                                                        $ 136,611      $  188,804
    Adjustments to reconcile net income to net
      cash provided by operating activities:
            Depreciation and amortization                                49,652          65,256
            Provision for uncollectible accounts receivable               1,923           6,564
            Deferred income taxes                                       (26,412)        (25,725)
            Other, net                                                      695             518
            Changes in operating assets and liabilities:
                Accounts receivable                                     (19,584)        (32,594)
                Inventory                                                94,400          46,472
                Other assets                                              1,045         (29,900)
                Accounts payable                                         33,942          (6,102)
                Accrued liabilities                                      50,329          51,687
                Accrued royalties                                         1,809          (5,713)
                Other current liabilities                                 3,182           9,363
                Other liabilities                                        (1,492)            581
                                                                      ---------      ----------
                    Net cash provided by operating activities           326,100         269,211
                                                                      ---------      ----------
Cash flows from investing activities:
    Capital expenditures                                                (78,630)       (151,833)
    Investment in unconsolidated affiliate                                    -         (77,726)
    Purchases of available-for-sale securities                          (99,248)        (82,739)
    Proceeds from maturity of held-to-maturity securities                11,864          73,787
    Proceeds from sales of available-for-sale securities                 33,898               -
    Other investments                                                    (1,145)        (78,616)
                                                                      ---------      ----------
                    Net cash used in investing activities              (133,261)       (317,127)
                                                                      ---------      ----------
Cash flows from financing activities:
    Purchase of treasury stock                                                -         (70,784)
    Principal payments on long-term obligations and notes payable        (4,294)         (8,015)
    Stock options exercised                                              18,918          21,133
                                                                      ---------      ----------
        Net cash provided by (used in) financing activities              14,624         (57,666)
Foreign exchange effect on cash and cash equivalents                     (1,456)         (3,308)
                                                                      ---------      ----------
Net increase in cash and cash equivalents                               206,007        (108,890)
Cash and cash equivalents, beginning of period                          593,601       1,169,810
                                                                      ---------      ----------
Cash and cash equivalents, end of period                              $ 799,608      $1,060,920
                                                                      =========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

     The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1998 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the consolidated financial position, and the consolidated results of operations and cash flows for the interim period. The results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2. COMPREHENSIVE INCOME:

     Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

     Comprehensive income for the three and six month periods ended June 30, 1998 and 1999 was as follows:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                               ----------------------------------------------
                                                 1998         1999        1998         1999
                                               --------     --------    --------     --------
                                                                (in thousands)
                                                                 (unaudited)

COMPREHENSIVE  INCOME:
Net income                                     $ 60,740     $ 89,225    $136,611     $188,804
Foreign currency translation                     (1,621)        (510)     (1,873)      (2,556)
Unrealized gain (loss) on available-for-sale
  securities                                        (34)        (359)        154           (1)
                                               --------     --------    --------     --------
Total comprehensive income                      $59,085     $ 88,356    $134,892     $186,247
                                               ========     ========    ========     ========

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

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                               ----------------------------------------------
                                                 1998         1999        1998         1999
                                               --------     --------    --------     --------
                                                                (in thousands)
                                                                 (unaudited)

Net income for basic and diluted
  earnings per share                          $ 60,740     $ 89,225    $136,611     $188,804
                                              ========     ========    ========     ========
Weighted average shares for basic
  earnings per share                           155,427      156,443     154,990      156,470
Dilutive effect of stock options                 3,460        3,714       3,241        3,907
                                              --------     --------    --------     --------
Weighted average shares for diluted
  earnings per share                           158,887      160,157     158,231      160,377
                                              ========     ========    ========     ========

4. SELECTED BALANCE SHEET INFORMATION:

                                              DECEMBER 31,  JUNE 30,
                                                 1998         1999
                                              -----------  -----------
                                                           (unaudited)
                                                   (in thousands)
Accounts receivable, net:
   Accounts receivable                        $573,799     $601,136
   Less allowance for uncollectible accounts   (14,948)     (16,254)
                                              ---------    --------
                                              $558,851     $584,882
                                              ========     ========
Inventory:
  Components and subassemblies                $155,746     $118,075
  Finished goods                                12,178        3,376
                                              ---------    --------
                                              $167,924     $121,451
                                              ========     ========

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

7. STOCK REPURCHASE PROGRAM:

     During the first half of 1999, the Company repurchased 1,076,765 shares of common stock. Of the shares repurchased 236,265 were reissued upon the exercise of employee stock options. The Company is currently authorized to repurchase up to the lesser of 10,000,000 shares or $250 million of its available common stock.

8. SEGMENT DATA:

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

     The following table sets forth summary information by segment:

                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                   JUNE 30,                        June 30,
                         ---------------------------      --------------------------
                             1998            1999            1998             1999
                         ----------       ----------      ----------      ----------
                                            (in thousands)
                                              (unaudited)
Net sales:
   Consumer              $  710,764      $  902,655       $1,613,535       $2,114,428
   Business                 908,145       1,009,454        1,733,302        1,901,092
   Non-segment                    -               -                -                -
                         ----------      ----------       ----------       ----------
   Consolidated          $1,618,909      $1,912,109       $3,346,837       $4,015,520
                         ==========      ==========       ==========       ==========
Operating income:
   Consumer              $   57,327      $   99,493       $  161,701       $  258,442
   Business                 156,811         168,669          288,001          316,430
   Non-segment             (130,149)       (145,239)        (256,512)        (311,141)
                         ----------      ----------       ----------       ----------
   Consolidated          $   83,989      $  122,923       $  193,190       $  263,731
                         ==========      ==========       ==========       ==========

9. SUBSEQUENT EVENT:

     On August 9, 1999, the Company announced that its Board of Directors approved a two-for-one common stock split to be effected in the form of a stock dividend. The shares will be distributed on or about September 7, 1999 to shareholders of record as of August 20, 1999. Share and per share data for all periods presented herein have not been restated to reflect the two-for-one common stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operation, including the factors discussed or referenced below.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations:

                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                          JUNE 30,                                JUNE 30,
                              ---------------------------------    ------------------------------------
                                  1998      CHANGE       1999         1998        CHANGE        1999
                              ----------    ------   ----------    ----------     ------     ----------
                                                     (dollars in thousands)

Net sales                     $1,618,909    18.1%    $1,912,109    $3,346,837     20.0%      $4,015,520
Gross profit                     333,688    26.3%       421,386       670,182     30.1%         871,890
  Percentage of net sales           20.6%                  22.0%         20.0%                     21.7%
Selling, general and
  administrative expenses        249,699    19.5%       298,463       476,992     27.5%         608,159
  Percentage of net sales           15.4%                  15.6%         14.3%                     15.2%
Operating income                  83,989    46.4%       122,923       193,190     36.5%         263,731
  Percentage of net sales            5.2%                   6.4%          5.8%                      6.6%
Net income                    $   60,740    46.9%    $   89,225       136,611     38.2%      $  188,804

Net Sales
---------

     Consolidated net sales rose to $1.9 billion for the second quarter of 1999 and to $4.0 billion for first six months of 1999. This represents increases of 18% and 20%, respectively, over the comparable periods of 1998 and a decrease of 9% from the first quarter of 1999 to the second quarter of 1999 due to seasonal trends in consumer sales. For the second quarter of 1999, consumer segment sales were $0.9 billion and business segment sales were $1.0 billion, which represented respective increases of 27% and 11% over the second quarter of 1998. For the first half of 1999, consumer segment sales were $2.1 billion and business segment sales were $1.9 billion, which represented respective increases of 31% and 10% over the comparable period of 1998. For the first quarter of 1999 to the second quarter of 1999, consumer segment sales declined 26% and business segment sales increased 13%.

     The increased consolidated net sales for the second quarter and first half of 1999 over the comparable periods of 1998 were primarily driven by continued strong unit growth in the United States and continued momentum in the Asia Pacific region ("APAC"). Unit shipments worldwide grew to 1,003,900 in the second quarter of 1999 and 2,089,000 for the first half of the year. This represented increases of 36% and 39%, respectively, over the comparable periods of 1998. Increases in unit sales were attributed to several key elements such as the Company's unique multi-channel strategy, including sales from phone, Web, and Gateway Country(SM) stores, continued focus on delivering superior products and services, and the Your:)Ware(SM) consumer and business programs.

     The effect of increased unit sales on consolidated net revenue for the second quarter and first half of 1999 were partially offset by declines in average unit prices (AUPs) of 13% and 14%, respectively, compared to the comparable periods of 1998. AUPs continued on a declining trend in the second quarter of 1999 due to component cost decreases and the Company's broadening of its product offerings in the sub $1,000 PC market. This has been partially offset by an increase in non-system revenue. The Company expects the industry trend of declining AUPs to continue and intends to mitigate this by diversifying its revenue stream with software bundles, internet service, financing and other service offerings.

     The following table summarizes the Company's net sales, for the periods indicated, by geographic region:


                       THREE MONTHS ENDED                                    SIX MONTHS ENDED
                            JUNE 30,                                             JUNE 30,
                  ---------------------------------------       --------------------------------------------
                    1998            CHANGE        1999             1998              CHANGE         1999
                  ---------       ----------   ----------       ----------        -----------    ----------
                                                (dollars in thousands)

Net sales
  United States   $1,371,291       17.8%       $1,614,962       $2,832,893          20.2%         $3,406,479
  Europe             130,682      (14.2%)         112,192          293,690         (13.5%)           253,969
  Asia Pacific       116,936       58.2%          184,955          220,254          61.2%            355,072
                  ----------      -----        ----------       ----------         -----          ----------
  Consolidated    $1,618,909       18.1%       $1,912,109       $3,346,837          20.0%         $4,015,520
                  ==========      =====        ==========       ==========         =====          ==========

     In the United States unit shipments rose 36% in the second quarter of 1999 and 39% for the first half of 1999 over the comparable periods of 1998. The APAC region continued to achieve significant increases in unit shipments with growth of 77% and 86% for the second quarter and first half of 1999, respectively, over the comparable periods of 1998 while increasing 6% in the
second quarter of 1999 compared to the first quarter of 1999.   Unit shipments
in the European region ("EMEA") were flat in the second quarter and first half of 1999 versus the comparable periods of 1998 and decreased 19% in the second quarter of 1999 compared to the first quarter of 1999.

GROSS PROFIT
-------------

     Gross profit in the second quarter of 1999 increased 26% over the comparable period of 1998 to $421.4 million and decreased 6% compared to the first quarter of 1999. For the first half of 1999, gross profit increased 30% to $871.9 million over the comparable period of 1998. Margin productivity was driven by an increase in non-system income, pricing discipline, and focused vendor management. As a percentage of sales, gross profit for the second quarter of 1999 was 22.0%, up from 20.6% in the second quarter of 1998 and 21.4% in the first quarter of 1999, representing the sixth consecutive quarter of year-over year gross profit improvement. As a percentage of sales, gross profit for the first six months of 1999 was 21.7%, up from 20.0% in the comparable period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, general & administrative ("SG&A") expenses in the second quarter of 1999 increased 20% to $298.5 million over the second quarter of 1998, while decreasing 4% compared to the first quarter of 1999. The increase over the second quarter of 1998 is attributable to increasing internet capabilities, expanding systems infrastructure, the expansion of Gateway Country(SM) stores and international expansion. As a percentage of sales, SG&A expenses were 15.6% for the second quarter of 1999, compared to 15.4% and 14.7% in the second quarter of 1998 and the first quarter of 1999, respectively. For the first half of 1999, SG&A expenses increased 28% to $608.2 million over the comparable period of 1998 while increasing from 14.3% to 15.2% as a percentage of sales.

OPERATING INCOME
----------------

     Due to the strong unit growth and gross margin efficiencies discussed above operating income increased 46% to $122.9 million in the second quarter of 1999 compared to the second quarter of 1998. As a percentage of sales operating income increased to 6.4% in the second quarter of 1999 from 5.2% in the second quarter of 1998 and decreased from 6.7% in the first quarter of 1999. For the first half of 1999, operating income increased 36.5% to $263.7 million over the comparable 1998 period, while as a percentage of sales, operating income increased to 6.6% from 5.8% during the same periods. Operating income for the consumer and business segments in the second quarter of 1999 was $99.5 million and $168.7 million, respectively, while operating expenses not allocated to a segment were $145.2 million. For the first half of 1999, operating income for the consumer and business segments was $258.4 and $316.4, respectively, while operating expenses not allocated to a segment were $311.1 million. Operating income for the consumer and business segments includes SG&A expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reportable segments. Costs excluded from the consumer and business segments primarily consist of corporate marketing costs and other SG&A expenses that are separately managed.

OTHER INCOME
------------

     Other income, net includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $16.5 million in the second quarter of 1999 from $10.9 million in the second quarter of 1998 and $14.8 million in the first quarter of 1999. For the first half of 1999, other income, net increased to $31.3 million from $20.3 million reported in the comparable 1998 period. The increases were primarily due to the additional interest income generated by increases in cash balances and marketable securities.

INCOME TAXES
------------

     The Company's annualized effective tax rate was 36.0% for the second quarter and the first half of 1999, flat compared to the comparable periods of 1998 and first quarter of 1999.

Liquidity and Capital Resources
-------------------------------

     The following table presents selected financial statistics and information for the periods indicated:

                                         THREE MONTHS ENDED JUNE 30,
                                         ---------------------------
                                            1998            1999
                                         -----------     -----------
                                            (dollars in thousands)

Cash and marketable securities            $891,851       $1,228,319
Days of sales in accounts receivable            29               28
Inventory turnover                              30               42
Days in accounts payable                        37               43

     At June 30, 1999, the Company had cash and cash equivalents of $1.1 billion, marketable securities of $167.4 million and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At June 30, 1999, no amounts were outstanding under the revolving line of credit. Approximately $2.0 million was committed to support outstanding standby letters of credit.

     The Company generated $269.2 million in cash from operations during the first half of 1999, including $235.4 million of net income adjusted for non-cash items. Decreases in inventory levels and days sales in accounts receivable, and increase in days purchases in accounts payable balances are attributable to the Company's increased focus on working capital management. The Company used approximately $151.8 million in cash for facilities, equipment, and software and $9.0 million to purchase investments in marketable securities, net of proceeds of securities sold.

     During the first quarter of 1999, the Company purchased a 19.9% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The purchase price of approximately $77.7 million includes a two year option to acquire the remaining 80.1% interest for additional consideration.

     At June 30, 1999, the Company had long-term indebtedness and capital lease obligations of approximately $6.8 million. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

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

     As of the end of the second quarter, the Company believes the Awareness and Inventory phases are complete. For IT systems, the Company believes the assessment, planning and remediation/replacement phases are over 90% complete with testing and compliance validation complete for 85% of the inventory. For business processes and building systems, the Company believes the assessment and planning phases are complete with remediation/replacement and testing and compliance validation currently at 70%. The Company plans to complete the remediation/replacement and testing phases for its mission critical IT systems during the third quarter of 1999 with the remaining portion of 1999 reserved for unplanned contingencies and compliance validation and quality assurance. For mission critical business processes and building systems, the same level of completion is targeted for October 1999.

     The Company is in Year 2000 compliance communications with its significant third party suppliers, vendors and business partners. The Company is focusing its efforts on the business interfaces most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT systems, the Company's primary suppliers of non-IT products, or provide the most critical payment processing functions. Responses have been received from a majority of the third parties that comprise this group.

     COSTS: During the first half of 1999, the Company expensed incremental costs of approximately $7.6 million related to the Year 2000 remediation efforts, and has expensed $11.2 million on a life-to-date basis. The current total estimated cost to complete the Year 2000 remediation efforts is from $14 to $16 million, exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

     YEAR 2000 CONTINGENCY PLANS: The Company has completed the review of its existing contingency plans for potential modification to address specific Year 2000 issues as they arise and expects to continue this process during the next two fiscal quarters.

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

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 20, 1999. At the meeting stockholders voted on (i) the election of two Class III directors of the Company to hold office until the annual meeting of stockholders of the Company to be held in 2002 and until a successor is duly elected and qualified,
(ii) approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to change the Company's name to Gateway, Inc., (iii) approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock, and
(iv) approval of an amendment to the Company's 1995 Employee Stock Purchase
Plan.

                                                  Votes                   Votes                 Withheld/             Broker
                                                   For                    Against               Abstentions          Non-Votes
1.    Election of Directors
         George H. Krauss                      133,337,739               529,776
         Richard D. Snyder                     133,341,747               525,768

2.    Approval of amendment to
      Certificate of Incorporation to
      change name                              131,471,740               2,043,591                 352,184                 0

3.    Approval of amendment to
      Certificate of Incorporation to
      increase number of authorized
      shares of stock                          117,737,529               15,748,707                381,279                 0

4.    Approval of amendment to 1995
      Employee Stock Purchase Plan             131,241,884               2,224,874                 400,757                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

Exhibit
  No.                   Description of Exhibits
-------        -------------------------------------------------
 3.3           Certificate of Amendment to Amended and Restated Certificate of
               Incorporation of Gateway, Inc.
10.19          Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended.
27.1           Financial Data Schedule, filed herewith.

    (b)  REPORTS ON FORM 8-K:

         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Gateway, Inc.


Date:  August 16, 1999            By:  /s/ JOHN J. TODD
                                       ----------------
                                       John J. Todd
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer (authorized officer
                                       and chief accounting officer)

EXHIBIT
  No.                       INDEX TO EXHIBITS
-------      ------------------------------------------------
 3.3         Certificate of Amendment to Amended and Restated Certificate of
             Incorporation of Gateway, Inc.
10.19        Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended.
27.1         Financial Data Schedule