Form 10-Q
period 1999-09-30
GATEWAY 2000 INC
filed 1999-11-15
CIK 895812

                    SECURITIES AND EXCHANGE COMMISSION

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_________to________

                      Commission file number  0-22784
                                              -------

                              ------------------

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

       Registrant's telephone number, including area code: (858)799-3401

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  _________.
                                               ---

     As of November 11, 1999, there were 316,535,076 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of November 11, 1999, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                           I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

                                 Gateway, Inc.
                        CONSOLIDATED INCOME STATEMENTS
        For the three and nine months ended September 30, 1998 and 1999
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                           Three Months Ended September 30,             Nine Months Ended September 30,
                                        -------------------------------------        -------------------------------------
                                              1998                  1999                  1998                   1999
                                        ---------------        --------------        --------------         --------------
Net sales                               $     1,815,516        $    2,178,496        $    5,162,352         $    6,194,016
Cost of goods sold                            1,437,709             1,698,447             4,114,363              4,842,077
                                        ---------------        --------------        --------------         --------------
    Gross profit                                377,807               480,049             1,047,989              1,351,939
Selling, general and administrative
 expenses                                       264,452               321,270               741,445                929,429
                                        ---------------        --------------        --------------         --------------
    Operating income                            113,355               158,779               306,544                422,510
Other income, net                                12,653                18,020                32,918                 49,295
                                        ---------------        --------------        --------------         --------------
    Income before income taxes                  126,008               176,799               339,462                471,805
Provision for income taxes                       45,363                63,648               122,206                169,850
                                        ---------------        --------------        --------------         --------------
    Net income                          $        80,645        $      113,151        $      217,256         $      301,955
                                        ===============        ==============        ==============         ==============

Share and per share information:
    Net income per share:
        Basic                           $          0.26        $         0.36        $          .70         $         0.96
                                        ===============        ==============        ==============         ==============
        Diluted                         $          0.25        $         0.35        $          .68         $         0.94
                                        ===============        ==============        ==============         ==============
    Weighted average shares
     outstanding:
        Basic                                   311,699               313,719               310,559                313,203
                                        ===============        ==============        ==============         ==============
        Diluted                                 319,036               323,912               317,417                321,755
                                        ===============        ==============        ==============         ==============

  The accompanying notes are an integral part of the consolidated financial statements

                                 Gateway, Inc.
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and September 30, 1999
                   (in thousands, except per share amounts)

                                                                               December 31,         September 30,
                                                                                   1998                 1999
                                                                              ---------------     ----------------
                                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $1,169,810           $1,014,473
    Marketable securities                                                             158,657              200,552
    Accounts receivable, net                                                          558,851              708,577
    Inventory                                                                         167,924              172,042
    Other                                                                             172,944              477,772
                                                                              ---------------     ----------------
            Total current assets                                                    2,228,186            2,573,416
Property, plant and equipment, net                                                    530,988              682,514
Intangibles, net                                                                       65,944               55,632
Other assets                                                                           65,262              136,920
                                                                              ---------------     ----------------
                                                                                   $2,890,380           $3,448,482
                                                                              ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current maturities of long-term obligations                  $   11,415           $    3,957
    Accounts payable                                                                  718,071              861,333
    Accrued liabilities                                                               415,265              520,239
    Accrued royalties                                                                 167,873              158,664
    Other current liabilities                                                         117,050              124,739
                                                                              ---------------     ----------------
            Total current liabilities                                               1,429,674            1,668,932
Long-term obligations, net of current maturities                                        3,360                3,097
Warranty and other noncurrent liabilities                                             112,971              121,925
                                                                              ---------------     ----------------
            Total liabilities                                                       1,546,005            1,793,954
                                                                              ---------------     ----------------

Contingencies (Note 5)

Stockholders' equity:
    Preferred Stock, $.01 par value, 5,000 shares authorized; none
      issued                                                                                -                    -
    Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
      authorized; none issued                                                               -                    -
    Common Stock, $.01 par value, 1,000,000 shares authorized;
      313,138 shares and 314,651 shares issued
      in 1998 and 1999, respectively                                                    3,131                3,147
    Additional paid-in capital                                                        364,421              372,167
    Retained earnings                                                                 980,908            1,282,863
    Treasury stock, 152 shares in 1999                                                      -               (3,802)
    Accumulated other comprehensive income (loss)                                      (4,085)                 153
                                                                              ---------------     ----------------
            Total stockholders' equity                                              1,344,375            1,654,528
                                                                              ---------------     ----------------
                                                                                   $2,890,380           $3,448,482
                                                                              ===============     ================

  The accompanying notes are an integral part of the consolidated financial statements.

                                 Gateway, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1999
                                (in thousands)
                                  (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                              1998                1999
                                                                           -----------        ------------
Cash flows from operating activities:
     Net income                                                            $   217,256        $    301,955
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                          76,077              99,458
         Provision for uncollectible accounts receivable                         2,278              17,617
         Deferred income taxes                                                 (22,906)            (13,252)
         Other, net                                                                741                 367
         Changes in operating assets and liabilities:
            Accounts receivable                                                (51,137)           (167,342)
            Inventory                                                           51,208              (4,119)
            Other assets                                                       (21,826)            (77,353)
            Accounts payable                                                   187,903             145,090
            Accrued liabilities                                                 76,878             105,636
            Accrued royalties                                                  (45,235)             (9,210)
            Other current liabilities                                           16,765              38,554
            Other liabilities                                                    6,515                 464
                                                                           -----------        ------------
                  Net cash provided by operating activities                    494,517             437,865
                                                                           -----------        ------------
Cash flows from investing activities:
     Capital expenditures                                                     (136,958)           (240,914)
     Investment in unconsolidated affiliate                                          -             (77,744)
     Purchases of available-for-sale securities                               (142,171)           (126,890)
     Proceeds from maturity of available-for-sale securities                    15,026              85,304
     Proceeds from sales of available-for-sale securities                       33,898                   -
     Purchase of financing receivables                                               -            (146,991)
     Purchase of other assets                                                        -             (49,511)
     Other investments, net                                                       (673)             (2,884)
                                                                           -----------        ------------
         Net cash used in investing activities                                (230,878)           (559,630)
                                                                           -----------        ------------
Cash flows from financing activities:
     Purchase of treasury stock                                                      -             (70,784)
     Principal payments on long-term obligations and notes payable             (11,693)             (7,721)
     Stock options exercised                                                    25,699              43,879
                                                                           -----------        ------------
         Net cash provided by (used in) financing activities                    14,006             (34,626)
Foreign exchange effect on cash and cash equivalents                               105               1,054
                                                                           -----------        ------------
Net increase (decrease) in cash and cash equivalents                           277,750            (155,337)
Cash and cash equivalents, beginning of period                                 593,601           1,169,810
                                                                           -----------        ------------
Cash and cash equivalents, end of period                                   $   871,351        $  1,014,473
                                                                           ===========        ============

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. General:

     The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1998 and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


2. Comprehensive Income:

       Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

       Comprehensive income for the three and nine month periods ended September 30, 1998 and 1999 was as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                      ---------------------------------    --------------------------------
                                                           1998                1999            1998                1999
                                                      -------------        ------------    ------------        ------------
                                                                                    (in thousands)
                                                                                      (unaudited)
Net income                                            $      80,645        $    113,151    $    217,256        $    301,955
Foreign currency translation                                    875               5,438            (997)              2,881
Unrealized gains on available-for-sale securities               194               1,357             348               1,357
                                                      -------------        ------------    ------------        ------------
Total comprehensive income                            $      81,714        $    119,946    $    216,607        $    306,193
                                                      =============        ============    ============        ============

3. Share and Per Share Information:

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of the effective dilutive common stock options and the weighted average number of common shares outstanding during the period.

     The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.

                                                              Three Months Ended                    Nine Months Ended
                                                                  September 30,                       September 30,
                                                       ----------------------------------   ---------------------------------
                                                           1998                 1999           1998                 1999
                                                       ------------         -------------   ------------         ------------
                                                                                     (in thousands)
                                                                                        (unaudited)
Net income for basic and diluted
  earnings per share                                   $     80,645         $     113,151   $    217,256         $    301,955
                                                       ============         =============   ============         ============
Weighted average shares for basic
  earnings per share                                        311,699               313,719        310,559              313,203
Dilutive effect of stock options                              7,337                10,193          6,858                8,552
                                                       ------------         -------------   ------------         ------------
Weighted average shares for diluted
  earnings per share                                        319,036               323,912        317,417              321,755
                                                       ============         =============   ============         ============

4. Selected Balance Sheet Information:

                                                       December 31,         September 30,
                                                           1998                 1999
                                                       ------------         -------------
                                                                             (unaudited)
                                                                  (in thousands)
Accounts receivable, net:
    Accounts receivable                                $    573,799         $     730,112
    Less allowance for uncollectible                        (14,948)              (21,535)
    accounts
                                                       ------------         -------------
                                                       $    558,851         $     708,577
                                                       ============         =============

Inventory:
    Components and subassemblies                       $    155,746         $     165,094
    Finished goods                                           12,178                 6,948
                                                       ------------         -------------
                                                       $    167,924         $     172,042
                                                       ============         =============

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

7. Stock Repurchase Program:

     During the first nine months of 1999, the Company repurchased 2,153,530 shares of common stock. Of the shares repurchased, 2,001,959 were reissued upon the exercise of employee stock options. The Company is currently authorized to repurchase up to the lesser of 20,000,000 shares or $500 million of its available common stock.

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

     The following table sets forth summary information by segment:

                               Three Months Ended            Nine Months Ended
                                  September 30,                 September 30,
                        ------------------------------   ----------------------------
                           1998                1999          1998              1999
                        ----------          ----------    ----------        ----------
                                                 (in thousands)
                                                   (unaudited)
Net sales:
  Consumer              $  918,053          $1,177,654    $2,531,587        $3,292,082
  Business                 897,463           1,000,842     2,630,765         2,901,934
  Non-segment                    -                   -             -                 -
                        ----------          ----------    ----------        ----------
  Consolidated          $1,815,516          $2,178,496    $5,162,352        $6,194,016
                        ==========          ==========    ==========        ==========

Operating income:
  Consumer              $  111,689          $  146,380    $  273,390        $  404,821
  Business                 157,215             138,746       445,215           455,176
  Non-segment             (155,549)           (126,347)     (412,061)         (437,487)
                        ----------          ----------    ----------        ----------
  Consolidated          $  113,355          $  158,779    $  306,544        $  422,510
                        ==========          ==========    ==========        ==========

9. Stock split:

     On August 9, 1999, the Company announced that its Board of Directors approved a two-for-one common stock split to be effected in the form of a stock dividend. The shares were distributed on September 7, 1999 to stockholders of record as of August 20, 1999. Share and per share data for all periods presented herein have been restated to reflect the two-for-one common stock split.

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

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations:

                                                Three Months Ended                                Nine Months Ended
                                                   September 30,                                     September 30,
                                   --------------------------------------------     -------------------------------------------
                                      1998             Change           1999           1998            Change           1999
                                   ----------         --------       ----------     ----------        --------       ----------
Net sales                          $1,815,516           20.0%        $2,178,496     $5,162,352          20.0%        $6,194,016
Gross profit                          377,807           27.1%           480,049      1,047,989          29.0%         1,351,939
  Percentage of net sales                20.8%                             22.0%          20.3%                            21.8%
Selling, general and
  administrative expenses             264,452           21.5%           321,270        741,445          25.4%           929,429
  Percentage of net sales                14.6%                             14.7%          14.4%                            15.0%
Operating income                      113,355           40.1%           158,779        306,544          37.8%           422,510
  Percentage of net sales                 6.2%                              7.3%           5.9%                             6.8%
Net income                         $   80,645           40.3%        $  113,151     $  217,256          39.0%        $  301,955

Net Sales
---------

     Consolidated net sales increased to $2.2 billion and $6.2 billion in the third quarter and first nine months of 1999, respectively, representing increases of 20% over the comparable periods of 1998, and increasing 14% over the second quarter of 1999. Consumer segment sales were $1.2 billion and business segment sales were $1.0 billion in the third quarter of 1999, increasing 28% and 12%, respectively, over the third quarter of 1998. For the first nine months of 1999, consumer segment sales increased 30% to $3.3 million while business segment sales increased 10% to $2.9 million over the comparable period of 1998.

     The increased consolidated net sales for the third quarter and first nine months of 1999 over the comparable periods of 1998 were primarily driven by continued strong unit growth in the United States and continued momentum in the Asia Pacific region ("APAC"). Unit shipments grew to 1,234,500 in the third quarter of 1999 and 3,323,500 for the first nine months of the year, representing 39% increases over the comparable periods of 1998. Increases in unit sales were attributed to several key elements including execution of the Company's unique multi-channel strategy, including sales from phone, Web, and Gateway Country(SM) stores, and continued focus on delivering superior products and services, most notably through the Your:)Ware(SM) consumer and business programs.

     The effect of increased unit sales on consolidated net revenue for the third quarter and first nine months of 1999 were partially offset by a decline in average unit prices (AUPs) of 14% compared to the third quarter and first nine months of 1998. The Company expects the industry trend of declining AUPs to continue due to component cost decreases and broadened product offerings in the sub $1,000 PC market and intends to mitigate this by diversifying its revenue stream with software bundles, Internet service, financing and other service offerings.

     The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

                                           Three Months Ended                                      Nine Months Ended
                                              September 30,                                          September 30,
                      --------------------------------------------------------   ------------------------------------------------
                              1998             Change              1999                 1998            Change           1999
                      -------------------   ------------    ------------------   ------------------  ------------    -------------
Net sales
  United States                $1,606,913           18.2%           $1,899,761           $4,439,806           19.5%     $5,306,240
  Europe                          106,828           11.2%              118,835              400,518           (6.9%)       372,803
  Asia Pacific                    101,775           57.1%              159,900              322,028           59.9%        514,973
                      -------------------   ------------    ------------------   ------------------   ------------     -----------
  Consolidated                 $1,815,516           20.0%           $2,178,496           $5,162,352           20.0%     $6,194,016
                      ===================   ============    ==================   ==================   ============     ===========

     In the United States unit shipments rose 37% in the third quarter of 1999 and 39% for the first nine months of 1999 over the comparable periods of 1998, while increasing 28% over the second quarter of 1999. The APAC region continued to achieve significant increases in unit shipments with growth of 72% and 81% for the third quarter and first nine months of 1999, respectively, over the comparable periods of 1998. Unit shipments in the European region ("EMEA") rose 38% in the third quarter of 1999 and 11% for the first nine months of 1999 over the comparable periods of 1998.

Gross Profit
------------

     Gross profit in the third quarter of 1999 increased 27% over the comparable period of 1998 to $480.0 million and increased 14% over the second quarter of 1999. For the first nine months of 1999, gross profit increased 29% over the comparable 1998 period to $1.35 billion while increasing from 20.3% to 21.8% as a percentage of sales. Year over year margin productivity was driven by pricing discipline, focused vendor management, solid execution, and increased non-system revenue. As a percentage of sales, gross profit for the third quarter of 1999 was 22.0%, up from the 20.8% in the third quarter of 1998 and flat compared to the second quarter of 1999, representing the seventh consecutive quarter of year-over-year gross profit improvement.

Selling, General and Administrative Expenses
--------------------------------------------

   The Company remained ahead of plan for selling, general and administrative ("SG&A") expenses in the third quarter of 1999 as SG&A expenses increased 22% to $321.3 million over the third quarter of 1998 and increased 8% over the second quarter of 1999. While continuing to invest in long-term, strategic initiatives, the Company experienced a reduction in SG&A expenses as a percentage of sales versus the second quarter of 1999. As a percentage of sales, SG&A expenses were 14.7% for the third quarter of 1999, compared to 14.6% and 15.6% in the third quarter of 1998 and second quarter of 1999, respectively. For the first nine months of 1999, SG&A expenses increased 25% to $929.4 million over the comparable period of 1998 while increasing from 14.4% to 15.0% as a percentage of sales.

Operating Income
----------------

   Due to the strong unit growth and gross margin efficiencies discussed above operating income increased 40% to $158.8 million in the third quarter of 1999 compared to the third quarter of 1998. As a percentage of sales, operating income increased to 7.3% in the third quarter of 1999 from 6.2% in the third quarter of 1998 and increased from 6.4% in the second quarter of 1999. For the first nine months of 1999, operating income increased 38% to $422.5 million over the comparable 1998 period. Operating income for the consumer and business segments in the third quarter of 1999 was $146.4 million and $138.7 million, respectively, while operating expenses not allocated to a segment were $126.3 million. Operating income for the consumer and business segments includes SG&A expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reportable segments. Costs excluded from the consumer and business segments primarily consist of corporate marketing costs and other indirect SG&A expenses that are separately managed.

Other Income
------------

   Other income, net includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $18.0 million in the third quarter of 1999 from $12.7 million in the third quarter of 1998 and $16.5 million in the second quarter of 1999. For the first nine months of 1999, other income, net increased to $49.3 million from $32.9 million reported in the comparable 1998 period. The increases were primarily due to the additional interest income generated by increases in cash balances and marketable securities.

Income Taxes
------------

     The Company's annualized effective tax rate was 36.0% for the quarter and first nine months of 1999, flat compared to the comparable periods of 1998 and second quarter of 1999.

Liquidity and Capital Resources
-------------------------------

     The following table presents selected financial statistics and information for the periods indicated:

                                                                 Three Months Ended September 30,
                                                   ---------------------------------------------------------------
                                                              1998                                1999
                                                   -----------------------------     -----------------------------
                                                                      (dollars in thousands)
Cash and marketable securities                                        $1,003,507                        $1,215,025
Days of sales in accounts receivable                                          28                                29
Inventory turnover                                                            33                                46
Days in accounts payable                                                      42                                46

     At September 30, 1999, the Company had cash and cash equivalents of $1.0 billion, marketable securities of $200.6 million and an unsecured committed credit facility with certain banks of $225 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At September 30, 1999, no amounts were outstanding under the revolving line of credit. Approximately $1.75 million was committed to support outstanding standby letters of credit.

    The Company generated $437.9 million in cash from operations during the first nine months of 1999, including $406.1 million of net income adjusted for non-cash items. Increases in inventory turns and days purchases in accounts payable balances are attributable to the Company's increased focus on working capital management and were partially offset by an increase in accounts receivable. The Company used approximately $240.9 million in cash for facilities, equipment, and software; $41.6 million to purchase investments in marketable securities, net of proceeds of securities sold; $146.9 to purchase financing receivables; and $49.5 million to purchase other investments.

     During the first quarter of 1999, the Company purchased a 19.9% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The purchase price of approximately $77.7 million includes a two year option to acquire the remaining 80.1% interest for additional consideration.

     At September 30, 1999, the Company had long-term indebtedness and capital lease obligations of approximately $7.1 million. These obligations relate primarily to the Company's expansion of international operations and its investments in equipment and facilities.

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

     In October 1999, the Company announced a strategic relationship with America Online, Inc. to combine the companies sales and distribution channels and capabilities in the development of hardware, software and Internet content. As part of the agreement, America Online, Inc. will invest $800 million in the Company over a two-year period, in a combination of cash and $180 million in America Online, Inc. stock.

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

     As of the end of the third quarter, the Company has completed all phases of its Year 2000 readiness program for the defined mission critical and mission impact assets. For the remainder of the year, the Company will be retesting its ERP packages to ensure all changes made since the previous testing did not negatively impact the Year 2000 test results. The Company will also be selecting key contingency plans for practice and will be defining the processes to be used by the core team during the actual turn of the century.

     The Company is nearing completion of the Year 2000 compliance communications with its significant third party suppliers, vendors and business partners. The Company focused its efforts on the business interfaces most critical to its customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT systems, the Company's primary suppliers of non-IT products, or provide the most critical payment processing functions. Responses have been received from over 95% of the third parties that comprise this group.

     Costs: During the first nine months of 1999, the Company expensed incremental costs of approximately $9.3 million related to the Year 2000 remediation efforts, and has expensed $13.0 million on a life-to-date basis. The current remaining estimated cost for the Year 2000 remediation effort is $3.6 million, exclusive of upgrades to existing applications and implementation of new systems. Internal and external costs specifically associated with modifying internal-use software for the Year 2000 are charged to expense as incurred. All of these costs are being funded through operating cash flows.

     Year 2000 Contingency Plans: The Company has completed the review of its existing contingency plans for potential modification to address specific Year 2000 issues as they arise and, as stated earlier, plans to select key plans to be practiced during the fourth quarter.

     Company Products: With respect to PC products sold to customers, for all the Company hardware based on the Intel(R) family of Pentium processors (Pentium(R), Pentium(R) Pro, Pentium II(R), Pentium(R)II Xeon and Celeron processors) and using an operating system provided by the Company, the Company warrants to customers that such systems sold after January 1, 1997 will process dates correctly before, during and after January 1, 2000. This warranty applies to desktop, portable, Destination(R), and server products, and it is governed by the terms and conditions outlined in the original system warranty. It does not include application software, or non-Company branded external hardware peripherals such as printers, scanners and joysticks. Because the Company does not control the design of these products, it cannot ensure how they access or calculate date information in the computer. Certain hardware sold before January 1, 1997 will require remediation or replacement to become Year 2000 compliant. The Company may experience increased customer claims for Year 2000 failures for these products and for failures resulting from software or non-Company branded external hardware peripherals. Additional information concerning the Year 2000 issue and the Company's compliance program is available on the Company's website at www.gateway.com.

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


Factors That May Affect Future Results

     Factors that could impact the Company's results of operations, cash flows or financial position and cause future results to differ from the Company's expectations include the following: competitive market conditions; infrastructure requirements; component supply shortages; short product cycles; access to technology; risks of international expansion; foreign currency fluctuations; credit risk of consumer loan accounts; the success of e-commerce; risks of acquired businesses, joint ventures and strategic alliances; increased inventory costs; changes in customer or geographic sales mix; costs associated with the Year 2000 transition; general domestic and international economic conditions; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and other filings with the Securities and Exchange Commission.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

     Exhibit                         Description of Exhibits
                                     -----------------------
       No.
       ---

      27.1    Financial Data Schedule, filed herewith.

    (b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Gateway, Inc.


Date:  November 15, 1999     By:  /s/ John J. Todd
                             ----------------------------------------
                             John J. Todd
                             Senior Vice President and Chief Financial Officer
                               (authorized officer and chief accounting officer)

   Exhibit                     INDEX TO EXHIBITS
                               -----------------
     No.
     ---

     27.1       Financial Data Schedule