Form 10-K405
period 1999-12-31
GATEWAY 2000 INC
filed 2000-03-30
CIK 895812

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission file number 0-22784


                                  GATEWAY, INC.


INCORPORATED IN DELAWARE                                 I.R.S. EMPLOYER NUMBER
                                                               42-1249184

                  4545 TOWNE CENTRE COURT, SAN DIEGO, CA 92121

                        TELEPHONE NUMBER: (858) 799-3401


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE
   PREFERRED SHARE PURCHASE RIGHTS                NEW YORK STOCK EXCHANGE



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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 2000 (based on the last sale price on the New York Stock Exchange as of such date) was approximately $10,263,231,915. At such date, there were 321,170,974 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Gateway's definitive proxy statement relating to its 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Gateway, Inc., together with its subsidiary companies ("Gateway" or the "Company"), is a leading direct marketer of personal computers ("PCs") and related products and services. Gateway develops, manufactures, markets, and supports a broad line of desktop and portable PCs, servers and workstations used by individuals, families, businesses, government agencies and educational institutions. Gateway also offers diversified products and services "beyond the box," such as software, peripherals, Internet access services, training programs, support programs and financing programs. Gateway manages its business activities primarily in two customer-focused segments: consumer and business.

        The Company is one of the leading suppliers of PCs to the U.S. consumer market, with a market share based on revenue of approximately 23% in 1999, making Gateway number one in consumer PCs in the U.S. in 1999 according to Gartner Group/Dataquest U.S. PC Quarterly Statistics. Gateway's strategy is to deliver the best value to its customers by offering quality, high-performance PCs and other products and services employing the latest technology at competitive prices and by providing outstanding service and support along with quality Internet access. Internet users can access information about Gateway and its products and services at http://www.gateway.com.

        Gateway was incorporated in Iowa on August 15, 1986, merged into a South Dakota corporation of the same name effective December 29, 1989, and merged into a Delaware corporation of the same name effective February 20, 1991. Gateway's common stock trades on the New York Stock Exchange under the symbol GTW.

BUSINESS OPERATIONS

        Direct Marketing and Distribution. Gateway sells its products directly
        ----------------------------------
to PC customers through three complementary distribution channels - phone sales, its Internet web site, http://www.gateway.com, and the Gateway Country(R) stores. In April 1996, Gateway became the first major PC manufacturer to provide consumers the ability to custom configure, order and pay for a personal computer via the World Wide Web. Gateway Country stores allow customers to test Gateway's products and have their questions answered by highly trained sales representatives. Unlike traditional retail stores, Gateway Country stores do not maintain an inventory of computers for sale, keeping overhead costs low. Customers can order a computer while at the store, can visit the Gateway website later and place an order over the Internet, or can call to ask further questions and order their computer over the telephone. Gateway believes that more than 50% of its customers take advantage of at least two of these channels before making their purchases.

        Gateway believes that this direct distribution approach provides several competitive advantages. First, Gateway believes it can offer competitive pricing by avoiding the additional markups, inventory and occupancy costs associated with distributors, dealers and traditional retail stores. Second, by alleviating the need for the high levels of finished goods inventory required by traditional retail channels, Gateway believes it can respond more quickly to changing customer demands - offering new products on a timely basis and reducing its exposure to the risk of product obsolescence. Third, Gateway believes that working directly with customers promotes brand awareness and customer loyalty as evidenced by the high number of repeat customers.

        Gateway markets its products directly to customers, primarily by placing advertisements on television, newspapers, magazines, radio, the World Wide Web (including links from the websites of certain of Gateway's e-commerce partners), its Internet website, http://www.gateway.com, local promotions and trade show appearances. These advertisements include product information and Gateway's toll-free telephone numbers. Gateway also conducts national consumer-oriented television advertising campaigns. Gateway believes its creative marketing, including use of its famous trademarked "BLACK AND WHITE SPOT" Design on product packaging, has helped generate significant brand awareness and a loyal customer base.

        As of December 31, 1999, a sales force of over 3,900 Company employees sold Company products directly to customers over the telephone. Customers can order products over the telephone up to eighteen hours a day and seven days a week in the U.S. and six days a week elsewhere in the world. As of December 31, 1999, Gateway utilized over 6,600 customer and technical support representatives providing comprehensive service and support. Gateway's sales force and customer service staff have continued to expand to meet increased demand for Gateway products and support services. As of March 1, 2000, Gateway had also expanded its Gateway Country(R) stores to 242 stores in the United States throughout 44 states (from 144 stores at December 31, 1998), allowing customers direct interaction with sales representatives. In addition, in February 2000, Gateway announced plans to install Gateway stores inside more than 1,000 OfficeMax stores across the U.S. by the end of the first quarter of 2001.

        Over 60% of Gateway's business is believed to be attributable to either previous buyers of GatewayTM PCs or new customers based on referrals. Gateway has sold over 16.6 million PCs to date, and maintains a database of its customers. To provide a broader range of services to these customers, Gateway has introduced innovative means of marketing and communication. These include regularly distributed sales catalogs, the Gateway Moola credit card that gives consumers a rebate applicable toward future Gateway purchases. Since 1995, Gateway has maintained a web site on the Internet, at the address http://www.gateway.com. Gateway's Internet web site offers information about Gateway events, new product offerings and technical support advice. In addition, regular surveys of Gateway's customers also give Gateway valuable marketing, service and product information.

        Business Sales. During 1999, Gateway continued to expand sales and
        ---------------
marketing efforts directed to its business customers, including small business and home office as well as to Fortune 1000 customers. In 1999, to meet the needs of small business and home office customers, Gateway formally introduced its Gateway Business SolutionSM centers in its Gateway Country stores. Each Gateway Business Solution center allows potential customers to see the PC solutions for their business needs and discuss them with trained sales personnel.

        Gateway has also established a Custom Integration Services (CIS) program that reduces the time and expense associated with the deployment of new business systems. Gateway's CIS analysts accelerate deployment for qualifying purchases through factory installation of unique software images, development of image restoration products, asset tagging and factory installation of custom hardware and software beyond the scope of Gateway's standard build-to-order offerings. In addition, Gateway offers an optional Mobile Access service, which is a nationwide mobile computing support package that integrates phone, Internet and local support through Gateway Country stores. The program's portable computer loaner program gives traveling professionals access to a mobile computer while their unit is being repaired, and the program itself features data backup and retrieval via the Internet, priority technical support, national depot express service and LCD replacement coverage.

        In 1999, for its larger corporate accounts, Gateway continued expanding its use of third-party resellers to sell to business customers that prefer the extra services available. To support its traditional Fortune 1000 customer base, Gateway also increased its major accounts sales force during 1999. In January 2000, Gateway launched its Gateway@WorkSM branding campaign, the Company's first branding effort aimed exclusively at business customers.

        Gateway's business unit also markets products, services and support to federal, state and local government agencies and institutions as well as to K-12 school systems and other educational institutions. In 1999, Gateway increased its sales force generally associated with these market segments and, in order to more aggressively pursue increased sales in these areas, established a sales group focused on agencies and institutions who had previously never purchased Gateway products.

        Internet Business - Access and E-Commerce. Gateway began offering
        ------------------------------------------
Internet service in November 1997, when it became the first major PC manufacturer to offer nationwide Internet provider service directly to its customers. The gateway.netSM Internet service offers electronic mail, Internet access, and an array of news, entertainment, family-oriented topics, weather, sports, Internet tips and tutorials. In February 1999, Gateway became the first PC manufacturer to bundle its own Internet service with sales of its personal computers.

        In February 1999, Gateway purchased a minority ownership share in the e-commerce operations of NECX Direct. NECX created the first Internet-based, transaction-capable, e-commerce site in 1993, and in 1998, its site won the U.S. News and World Report "Best of the Web" award, PC Magazine's "Editor's Choice" for Computer

Hardware and PC World's "Best" Online Buying Experience award. NECX and Gateway developed and launched "SpotShop.com," an e-commerce site that offered Gateway branded products as well as complimentary peripherals and software from leading manufacturers. In July 1999, SpotShop.com was integrated with Gateway's website at http://www.gateway.com, where it is now called the "Accessory Store." Gateway believes its web site is visited by about 150,000 individuals each day. Through Gateway.com, Gateway customers are now able to purchase an entire computing solution from one website offering personalized PCs plus thousands of peripherals, software and related products.

        In October 1999, Gateway announced a wide-ranging relationship with America Online, Inc. intended to accelerate distribution of each company's products and services, including joint Internet service on either gateway.net or America Online offered by Gateway in connection with product sales. By the end of the fourth quarter of 1999, after adding 400,000 new subscribers in that quarter, Gateway's joint Internet service with America Online had more than one million customers. America Online and Gateway also agreed to develop and market Internet and home networking appliances, collaborate on a co-branded online software store, further personalize the gateway.net(R) Internet service and create computer and Internet training programs for America Online subscribers and Gateway customers.

        Your:)Ware Program - Customized Computers. In 1998, Gateway introduced
        -----------------------------------------
the Your:)WareSM program that combines two unique features to address the needs of today's computer customers. First, a customer is offered a computer personalized and built to order, with customized hardware and software, combined with client-centered service, optional software additions, an optional Internet connection, and financing options. The second feature of the Your:)Ware program addresses the growing concern that a computer system purchased today will become outdated and obsolete. After two years and before the end of the fourth year of ownership, a Your:)Ware customer can trade in the computer and get a credit toward the purchase of a new system. In April 1999, Gateway launched its Your:)Ware For BusinessSM program designed to provide customized solutions, one-to-one account management and a technology refresh program for small and medium sized businesses. In June 1999, Gateway also introduced its Your:)Ware For EducationSM program designed to offer training, customized software and hardware and dedicated support to K-12 school systems.

        Financing Programs. In early 1999, Gateway announced the creation of an
        ------------------
internal division to manage the financing of customer PCs. Gateway believes that in 1999 Gateway lenders provided approximately $1.8 billion in financing business related to the Your:)Ware program and through more traditional financing vehicles for customer purchases.

        Quality Product, Service and Supports. Gateway believes that as PC
        -------------------------------------
customers have become increasingly sophisticated in their purchasing decisions, quality and reliability have become increasingly important. Gateway works closely with its suppliers to develop high-quality components, manufactured to Gateway's specifications. Gateway believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs. To provide superior service and support to its customers, Gateway utilizes more than 6,600 customer and technical support representatives specifically trained to assist customers with the resolution of technical questions relating to Gateway's products.

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

        Competitive Pricing. Gateway offers its products at competitive prices
        -------------------
by seeking to maintain a low-cost operating structure. First, in addition to the cost advantages of marketing and selling its products directly to its customers, Gateway endeavors to minimize overhead expenses. Gateway operates manufacturing facilities in South Dakota, Virginia, Utah, Ireland and Malaysia, locations with relatively low costs associated with facilities, work forces and taxes. Second, Gateway's in-house engineering personnel work closely with component suppliers in developing and implementing new technology, reducing the investment usually associated with a traditional, in-house research and development group. Finally, Gateway believes its large volume of business affords it certain economies of scale which lower its unit costs and contribute to operating efficiencies.

        Growth Initiatives. The growth in Gateway's net sales and earnings to
        ------------------
date has resulted primarily from the sale of desktop and portable PCs to individuals, home offices, small businesses and corporate customers, and to governmental entities and educational institutions in the U.S. market. Gateway's sales and earnings have also grown due to the ongoing diversification of its revenue stream with the introduction and expansion of new products and services, including financing options, software, peripheral devices, Internet access and training programs. Gateway believes that most of its continued growth will come from four areas: (a) the domestic consumer market, including the developing market for family-use PCs; (b) businesses and institutions, including home offices, small to medium-size businesses, as well as Fortune 1000 companies, governmental entities and educational institutions; (c) the continued expansion of its international operations; and (d) the expansion of "beyond the box" service and product offerings, including internet access, e-commerce, training software, peripherals and financing options offered to customers. Gateway believes that its growth in these areas will benefit from its Gateway Country(R) stores, which allow direct interaction with retail customers and small business customers, and the enhancement of its outside sales force which serves businesses, government agencies and educational institutions.

        For a discussion of certain risks associated with Gateway's operations, see "Factors That May Affect Gateway's Business and Future Results" beginning on page 9 of this Report.

BUSINESS SEGMENTS

        During 1999, Gateway organized its global operations into four operating regions: (a) the consumer segment in the United States, (b) the business segment in the United States, (c) Europe, the Middle East and Africa, and (d) Asia Pacific. The administrative headquarters for Gateway is located in San Diego, California. The European region, which is managed from Dublin, Ireland, includes the European countries and certain countries in the Middle East and in Africa. The Asia Pacific region includes operations in Japan, Australia, New Zealand, Singapore, Malaysia and Hong Kong. For further information on the Company's operating segments see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to the Consolidated Financial Statements.

PC PRODUCTS

        Gateway offers a broad line of PCs and PC-based products, including desktop and portable PCs, servers and workstations. GatewayTM PCs are custom-configured with a choice of microprocessors of varying clock speeds, memory and storage capacities, as well as other options, all as specified by the customer. The following are the key products within this class:

        Desktop PCs. Gateway has seven lines of desktop PCs. The Gateway
        -----------
Performance, Gateway Select and Gateway Essential lines of desktop PCs are primarily designed for home users and typically include CD-ROM/DVD-ROM, graphics and audio systems. In 1999, Gateway introduced its Gateway Profile(TM) and Gateway Astro(TM) all-in-one PC systems, with the Gateway Profile PC featuring a flat screen and the Gateway Astro PC providing Gateway's first sub-$800 price point. The E-Series and GP-Series lines of desktop PCs are designed primarily for government, education and business clients of all sizes, including those with networked environments. During 1999, desktop PCs used Intel Pentium(R) and Celeron(R) processors, and AMD(TM) processors on selected systems.

        Portable PCs. Gateway's Solo(R) portable PCs provide portable computing
        ------------
capabilities for users who operate in both a mobile and networked environment. The systems can be designed for either home or business use and are available with docking stations and various multimedia applications. In January 2000, Gateway introduced the Solo 9300, which at the time of release contained the industry's largest display of 15.7 inches. Portables are a growing segment of Gateway's business, representing over 13% of sales in 1999.

        Servers. Gateway principally offers Gateway ALR(R) branded servers for
        -------
business customers. Every Gateway ALR server has an adaptable design and can be custom built with a variety of options to fit the customer's needs.

NON-SYSTEM PRODUCTS AND SERVICES

        A key element of Gateway's growth strategy is expansion of "beyond the box" product and service offerings. Gateway offers an assortment of PC-related products and services, such as peripheral products and software, Internet access services, financing programs, training programs and services and support.

        Peripheral Products and Software. Gateway offers a variety of products
        --------------------------------
manufactured or published by third parties including monitors, printers, fax/modems, CD-ROM drives, external storage devices, and third party software titles.

        Internet Access Services. Gateway's joint Internet service with America
        ------------------------
Online had more than one million subscribers at the end of 1999. Operating this service jointly with America Online, the industry leader in Internet access services, Gateway intends to continue pursuing the seamless integration of the hardware and Internet experience.

        Financing Programs. The Company believes that in 1999 Gateway's lenders
        ------------------
provided approximately $1.8 billion through financing programs directed toward purchasers of Gateway's PCs. Gateway customers are offered a variety of traditional lending programs, as well as participation in Gateway's Your:)WareSM program.

        Training. Through the growth of Gateway Country(R) stores, Gateway now
        --------
has more than 4,000 classroom seats throughout the country, offering training on general PC usage, popular third-party software, Internet usage and networking services.

        Services and Support. Gateway has partnered with a number of
        --------------------
third-parties to provide and strengthen Gateway's service offerings to consumers and businesses of all sizes. In addition, with a Gateway Country store presently located within 30 minutes of 75% of the U.S. population, Gateway offers a unique ability among PC manufacturers to service directly what it sells.

PRODUCT DEVELOPMENT

        Gateway's expenditures on research, development and engineering in each of the last three years were less than 1% of net sales. Gateway maintains close and cooperative relationships with many of its suppliers and with other technology developers. These relationships and Gateway's own engineering staff have enabled Gateway to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market. Gateway believes that its strong relationships with its suppliers will continue to give Gateway access to new technology and enhance its ability to bring the latest technology to market on a timely basis. In fact, in early March 2000, Gateway was one of the first PC companies to launch a PC system including a 1 Gigahertz microprocessor. Direct relationships with its customers also enable Gateway to obtain valuable market information, which it uses to assist in developing new product offerings.

MANUFACTURING AND MATERIALS

        Gateway has designed its manufacturing process to provide products custom-configured to conform to customer specifications. Gateway uses production teams to assemble most of its desktop PCs with each member of a production team trained to do several tasks, increasing flexibility and efficiency. Third-party suppliers manufacture the configuration for the Gateway Profile(TM) desktop PC and the Gateway Astro(TM) desktop PC, with little or no final configuration needed from Gateway. Third-party suppliers also manufacture the base configuration for portable PCs, with Gateway completing the final configuration. Gateway's production teams perform quality control tests on each PC, and Gateway's quality assurance staff inspects samples of completed PCs to ensure that the PCs meet Gateway's quality specifications and applicable regulatory requirements. Each PC is shipped from Gateway's manufacturing facilities ready-for-use, with an operating system and certain application software already installed. Replacement parts are also generally shipped directly from Gateway to its customers.

        Gateway's desktop and portable computer manufacturing operations in North Sioux City, South Dakota; Hampton, Virginia; Dublin, Ireland; and Malacca, Malaysia have been assessed and certified as meeting the requirements of the International Organization for Standardization (ISO) 9002. ISO 9002 certification recognizes Gateway's compliance with international standards for quality assurance.

PRODUCT WARRANTIES AND TECHNICAL SUPPORT

        Product Warranties. Gateway believes its product warranties are an
        ------------------
important part of achieving customer satisfaction and maintaining Gateway's image. In general, Gateway provides a 30-day money-back guarantee for customer returns. Shipping and handling charges to and from the customer are non-refundable. Gateway provides competitive warranty packages on all of its manufactured products, ranging from one year to five years. In many cases, customers have the option of customizing their limited warranty to suit their particular needs.

        E-Support Solutions. Gateway's e-support solutions approach combines
        -------------------
preloaded, automated system-repairing software and online diagnostic and computer maintenance programs to deliver automated technical support for its customers.

        Other Technical Support Options. Gateway provides a number of other
        -------------------------------
basic technical support options to its customers through its website, as well as through a variety of other methods, including e-mail, fax, and telephone support. Many of these technical support options are available to customers without charge. To expand the range of choices available to customers, Gateway has also introduced a number of fee-based support options, ranging from software tutorial services for consumers to advanced network support for small and medium sized businesses.

PATENTS, TRADEMARKS AND LICENSES

        Gateway holds a number of U.S. and foreign patents and has various U.S. and foreign patent applications pending. In addition to its own engineering resources, Gateway works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology. Gateway has obtained patent licenses for certain technologies where such licenses are necessary or advantageous, some of which require significant royalty payments. In addition, Gateway has entered into patent cross-licenses to provide access to other technology. Gateway increased the emphasis on internal patent generation and the strategic acquisition of patents beginning in 1995 which has resulted in an increase in the number of patents in the Gateway portfolio.

        Gateway owns and uses a number of trademarks on or in connection with its products, including Gateway, Your:)Ware, "BLACK AND WHITE SPOT" design, Family PC, Gateway, Gateway Country, Gateway.net, Solo, Vivitron and "You've Got a Friend in the Business", among others. Many of these trademarks are registered in the United States and other countries. Gateway believes the GATEWAY and the famous "BLACK AND WHITE SPOT" design trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

        Because software used on Company-manufactured PCs generally is not Company-owned, Gateway has entered into software licensing or cross-licensing arrangements with a number of software developers, including Microsoft Corporation. For example, Gateway has licenses with Microsoft Corporation for Windows 98, Windows NT, Windows 2000 and Microsoft Office software products, among others.

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

        Competitive factors in Gateway's markets include price, availability of new technology, variety of products and features offered, availability of products and software, marketing and sales capability, service and support. Gateway believes it competes favorably with respect to each of these factors.

INTERNATIONAL OPERATIONS

        Through its wholly owned subsidiaries, Gateway Ireland Limited and Gateway Europe (collectively, "Gateway Europe"), Gateway opened a sales, service and production facility in Dublin, Ireland on October 1, 1993. Since then, Gateway has expanded its operations and facilities into other European countries, including Ireland, the United Kingdom, France, Germany, the Netherlands, Spain and Sweden. Gateway Europe has e-commerce, Internet access service and retail operations in Ireland, the United Kingdom, France and the Netherlands. Gateway has been doing business in the Asia Pacific region since 1995, initially with sales and support facilities in Japan, a manufacturing facility in Malacca, Malaysia, showrooms in Japan and Australia and the acquisition of the business and substantially all of the assets of Osborne Computer Corporation, an Australian PC maker. Since then, Gateway has continued to expand in the region, opening a call center in Kuala Lumpur, Malaysia to handle direct sales and customer support activities for Singapore, Malaysia, and Hong Kong; establishing operations in New Zealand; opening administrative offices in Singapore and Hong Kong; and expanding its retail operations in each market. In 1999, Gateway entered the Canadian computer market with product, service and support offerings for Canadian business, government and education customers.

EMPLOYEES

        As of December 31, 1999, Gateway had approximately 21,000 full-time employees, of which 17,600 were in the U.S., 1,700 were in Europe and 1,700 were in other foreign countries. Gateway believes employee relations are generally good.

BACKLOG

        As of December 31, 1999, Gateway's backlog of unfilled orders was approximately $70 million, compared with backlog of approximately $100 million at the end of fiscal 1998. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders under certain circumstances.

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

FACTORS THAT MAY AFFECT GATEWAY'S BUSINESS AND FUTURE RESULTS

        The statements contained in this report contain a number of forward-looking statements based on current management expectations. In addition to other information contained in this report, the following factors could affect the Company's future business, consolidated position, results of operations or cash flows, and could cause future results to differ materially from those expressed in any of the forward-looking statements in this report.

        Competitive Market Conditions. The Company encounters aggressive
        -----------------------------
competition in its industry with numerous competitors vying for market share. Competition is driven in large part by price and availability of new technology and products. The Company believes it can counter these competitive forces by continuing to react quickly to expected and perceived customer product requirements and desires, and by maintaining relationships with its suppliers to bring products quickly to market. There can, however, be no assurance that it will be able to successfully continue to do so in an ever-changing marketplace. Any adverse general economic or business conditions could also impact demand for Gateway's products and services. In addition, the Company expects the industry trend of declining average unit prices for PCs to continue. Gateway intends to mitigate the impact of falling prices by diversifying its revenue stream with software bundles, Internet services, financing and other service and support offerings. If prices are not offset by reduced costs or increased sales of higher margin products and services, Gateway's profits could be adversely impacted.

        Suppliers. Gateway requires a high volume of quality components for the
        ---------
manufacture of its products, substantially all of which it obtains from outside suppliers. While Gateway attempts to have multiple suppliers for such components, in some circumstances it maintains single-source supplier relationships. Failures of suppliers to meet component delivery schedules have occasionally disrupted normal production schedules at Gateway and Gateway may continue to experience production disruptions. Reliance on third party suppliers also subjects Gateway to the risks of a shortage of components, the possibility of defective parts produced by others, and increases in component costs (which can adversely affect Gateway's profitability).

        Product Cycles. Short product life cycles resulting from rapid changes
        --------------
in technology and consumer preferences and declining product prices characterize the PC industry. Gateway's internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. However, Gateway may not have access to or the right to use new technology or may be unable to incorporate such new technology in its products or features in a timely manner. The increasing reliance on the Internet is creating new dynamics in the computer industry, causing an emphasis on speed and connectivity rather than stand-alone computing power. As Gateway and others introduce a new generation of Internet devices, sales of traditional personal computers may decline and Gateway's products will be subject to competition from consumer electronics companies, telecommunications companies and other major consumer competitors.

        Access to Technology. There can be no assurance that Gateway will
        --------------------
continue to have access to existing or new third-party technology for use in its products. If Gateway or its suppliers were unable to obtain licenses necessary to use protected technology in Gateway's products on commercially reasonable terms, Gateway may be forced to market products without certain desirable technological features. Gateway could also incur substantial costs to redesign its products around other parties' protected technology or to defend patent or copyright infringement actions against Gateway.

        Infrastructure Requirements. The Company's rapid growth creates ongoing
        ---------------------------
demands for personnel, facilities, information systems and other infrastructure requirements. If the Company is not successful in continuing to develop its infrastructure, it could experience disruptions in operations, which could have an adverse financial impact.

        International Operations. Gateway has expanded its operations into
        ------------------------
Europe, the Asia-Pacific region and Canada and believes that further growth is necessary for Gateway's success. International expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, and delivery and support logistics. There can be no assurance that Gateway will effectively manage these additional risks.

        Financial Instruments. In an effort to minimize the impact of currency
        ---------------------
fluctuations, Gateway engages in hedging programs involving forward exchange contracts. Factors that could impact the effectiveness of hedging programs, include volatility of currency markets, reliability of sales forecasts, and availability of hedging instruments.

        E-Commerce. Gateway intends to grow its e-commerce business through
        ----------
investment in existing companies and continued expansion of its e-commerce site offering GatewayTM branded products as well as complementary products from other manufacturers. E-commerce is a relatively new and emerging distribution channel whose success is dependent on a variety of factors, including its continued acceptance by consumers. Gateway's success using e-commerce depends on such factors as the satisfactory performance, reliability and availability of Gateway's web site; the reliability and efficiency of its computer and communications hardware systems; its ability to compete with a growing number of rival e-commerce sites; its ability to evolve, update and improve its services and offerings in response to changing demands; and the consumer demand for its products. Expansion in this emerging growth business may require investment in start-up activities and initial operating losses in this portion of Gateway's business.

        Risks of Minority Investments. Gateway holds and expects to continue to
        -----------------------------
make investments in minority interests in companies having operations or technology in areas within Gateway's strategic focus. Many of these investments are in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. While the overall financial impact of these investments is not believed to have been unfavorable thus far, adverse changes in market conditions or poor operating results of underlying investments could result in Gateway incurring losses or an inability to recover the carrying value of its investments.

        Risks of Acquisitions and Joint Ventures. Gateway has acquired certain
        ----------------------------------------
businesses that it believes are complementary to its operations and anticipates making possible acquisitions and entering into possible joint ventures in the future. While Gateway believes it will effectively integrate such businesses or joint ventures with its own, Gateway may be unable to successfully do so without losing key employees or business relationships. In addition, in the case of acquisitions, Gateway may be unable to smoothly integrate the acquired companies' marketing, production, development, distribution and management systems resulting in the Company's inability to realize hoped for cost savings and/or sales growth. Gateway's gross margins could be adversely affected by any problems arising during or from such process or the inability to effectively integrate any current or future acquisitions.

        Inventory Risks. By distributing directly to its customers, Gateway has
        ---------------
been able to avoid the need to maintain high levels of inventory. This has minimized costs and allows Gateway to respond more quickly to changing customer demands, reducing its exposure to the risk of product obsolescence. A decrease in market demand or an increase in supply, among other factors, could result in higher inventory levels which could have a negative effect on Gateway's profitability.

        Customer or Geographic Sales Mix. Gateway's profits differ slightly
        --------------------------------
depending on the product sold, the customer segment and the geographic market involved. As a result, Gateway's profitability in any fiscal period will depend, in part, on the corresponding mix of customers, products and geographic markets.

        Year 2000 Transition. Gateway's Year 2000 Program is discussed in
        --------------------
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" at page 17 of this Report. To date, Gateway has incurred no significant costs to remediate any problems arising from the transition to the Year 2000 beyond costs incurred in anticipation of such transition, but no assurance can be given that Year 2000 problems will not become apparent in the future and that such problems will not have a material adverse effect on Gateway's business, results of operation and financial condition.

ITEM 2. PROPERTIES

        Gateway leases space in San Diego, California for its administrative headquarters. The Company owns space in North Sioux City, South Dakota housing a production facility, customer sales and support center, training center, administration and warehouse space. The Company also leases facilities in North Sioux City used for manufacturing and warehouse space as well as leased space in Vermillion, South Dakota used for customer service and warehouse space.

        Gateway's Sioux Falls, South Dakota facilities serve as a base for the sale and fulfillment of orders for add-on PC components, the receipt of returned merchandise and the fulfillment of orders for customer replacement parts. The Company also leases space in Sioux Falls for remanufacturing operations.

        Gateway owns a facility in Kansas City, Missouri housing a customer sales and support center and owns or leases facilities in Rio Rancho, New Mexico and Colorado Springs, Colorado for customer support centers. The Company also leases space in Lakewood, Colorado for an Information Technology and Support Center, in Lake Forest, California for its business operations.

        Gateway owns facilities in Hampton, Virginia and Salt Lake City, Utah and leases space in Lake Forest, California housing manufacturing, customer support, sales, warehouse space, and office space at each location respectively. As of March 1, 2000 Gateway also leases Gateway Country(R) store space in 242 locations throughout the United States.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Gateway common stock is quoted on the New York Stock Exchange under the trading symbol "GTW". The following table sets forth the quarterly high and low price per share for the Common Stock as quoted at the close of trading on such date in 1998 and 1999 and as adjusted for a two-for-one stock split on September 7, 1999:

                           High         Low
1998:                    ------       ------
     1st quarter ........$24.13       $16.25
     2nd quarter ........$29.41       $21.28
     3rd quarter ........$33.56       $23.22
     4th quarter ........$30.81       $20.75



1999:
     1st quarter ........$41.25       $26.81
     2nd quarter ........$38.34       $28.53
     3rd quarter ........$53.88       $30.03
     4th quarter ........$82.50       $46.88


HOLDERS OF RECORD

        As of March 22, 2000, there were 4,342 holders of record of the Common Stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

DIVIDENDS

        Gateway management believes the best use of retained earnings is to fund internal growth and for general corporate purposes. As a result, Gateway has not declared any cash dividends on Common Stock since it was first publicly registered and does not anticipate paying any cash dividends on Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        In December 1999, America Online, Inc. ("AOL") purchased 2,725,026 shares of the Company's common stock in exchange for a combination of cash and 1,212,396 shares of AOL common stock pursuant to a strategic relationship between the Company and AOL. Including the issuance of the Company's common stock in December 1999, AOL has agreed to invest $800 million in the Company over a three-year period, in a combination of cash and AOL stock. The Company intends to use the cash proceeds for general working capital purposes and to hold the AOL stock for investment purposes. The sale and issuance of securities to AOL in December 1999 was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated under such Act. AOL represented its intention to acquire the securities for investment only and not with a view to the distribution thereof, and received adequate information about the Company to formulate an investment decision. Appropriate legends are affixed to the stock certificate issued in such transaction.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following historical data were derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 20 of this Report and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 14 of this Report. The information below is not necessarily indicative of the results of future operations.


                                 1995         1996         1997         1998         1999
                              ----------   ----------   ----------   ----------   ----------
                                       (in thousands, except per share data)

CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Net sales .................   $3,676,328   $5,035,228   $6,293,680   $7,467,925   $8,645,561
                              ----------   ----------   ----------   ----------   ----------
Net income ................   $  172,981   $  250,679   $  109,797   $  346,399   $  427,944
Net income per share:
     Basic ................   $     0.60   $     0.82   $     0.36   $     1.11   $     1.36
     Diluted ..............   $     0.55   $     0.80   $     0.35   $     1.09   $     1.32


                                 1995         1996         1997         1998         1999
                              ----------   ----------   ----------   ----------   ----------
                                                      (in thousands)
CONSOLIDATED BALANCE
  SHEET DATA:
Total assets ...............   $1,124,011   $1,673,411   $2,039,271   $2,890,380   $3,954,688
Long-term obligations,
   net of current maturities   $   10,805   $    7,244   $    7,240   $    3,360   $    2,998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company's expectations include the following: competitive market conditions; infrastructure requirements; availability and cost of supplies; short product cycles; access to technology; international operations; credit risk; e-commerce issues; risks of minority investments; risks of acquisitions or joint ventures; inventory risks; customer or geographic sales mix; and the Year 2000 transition. For a discussion of these factors, see " Business - Factors that May Affect Gateway's Business and Future Results" beginning on page 9 of this Report.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated income statements:

                                                      INCREASE                        INCREASE
                                     1997            (DECREASE)       1998           (DECREASE)      1999
                                  ----------         ----------    ----------        ----------   ----------
                                                               (dollars in thousands)
Net sales ..................      $6,293,680            19%        $7,467,925            16%      $8,645,561
Gross profit ...............      $1,076,441            44%        $1,546,274            23%      $1,899,817
Percentage of net sales.....            17.1%                            20.7%                          22.0%
Selling, general and
  administrative expenses...      $  786,168            34%        $1,052,047            24%      $1,304,147
Percentage of net sales.....            12.5%                            14.1%                          15.1%
Nonrecurring expenses ......      $  113,842                              --                              --
Percentage of net sales.....             1.8%                             --                              --
Operating income............      $  176,431           180%        $  494,227            21%      $  595,670
Percentage of net sales.....             2.8%                             6.6%                           6.9%
Net income..................      $  109,797           215%        $  346,399            24%      $  427,944



SALES

     Gateway set new sales records in 1999, shipping more than 4.6 million systems and generating more than $8.6 billion in sales during the year. The Company's 1999 performance eclipsed the prior year's record results, besting 1998 unit shipments and sales by 32% and 16%, respectively, compared to an increase in unit shipments and sales of 37% and 19% in 1998. Domestic and international sales grew 15% and 19%, respectively.

     The following table summarizes the Company's net sales for the periods indicated by geographic region:

                                      INCREASE                 INCREASE
                            1997     (DECREASE)      1998     (DECREASE)     1999
                         ----------  ---------    ----------  ---------   ----------
                                        (dollars in thousands)
Net sales:
   United States.....    $5,303,828     21%       $6,412,404      15%     $7,386,537
   EMEA..............       634,616    (10%)         570,191      (5%)       543,182
   APAC..............       355,236     37%          485,330      47%        715,842
                         ----------               ----------              ----------
Consolidated.........    $6,293,680     19%       $7,467,925      16%     $8,645,561
                         ==========               ==========              ==========

     In the United States, net sales growth was led by the consumer segment with an increase of 25% in 1999 over 1998 while the business segment grew 5% over the same time period. The consumer and business segments represented 48% and 37%, respectively, of total Company sales in 1999. Consumer growth was driven by the combination of new product introductions, expanding beyond the box revenue and continued channel expansion. The Company successfully launched several new PC products in 1999 including the Gateway Profile(TM), Gateway Profile II(TM) and Gateway Astro(TM) series of all-in-one PC systems. New product introductions provided a unique combination of new form factors and technology with the ability to deliver into targeted price segments such as the key sub-$1,000 PC market. In 1999, the Company focused aggressively on diversifying its revenue stream through adding additional, scalable beyond the box capabilities by securing a number of strategic alliances. These alliances include a partnership with America Online, Inc. (AOL) to provide Internet access, portal and commerce to Gateway.net and AOL customers. The Company also took an equity stake in NECX Direct LLC (NECX) that leverages NECX's web capabilities and fulfillment engine for sales of software and peripherals. Beyond the box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for $800M in 1999 sales, up more than 100% versus 1998 and partially mitigating market pricing pressure. The Company also continued to add capability around its three direct channels (phones, stores, web). The Company opened 123 Gateway Country(R) stores worldwide versus total new store openings of 107 in 1998. At the end of 1999, Gateway had 280 store locations worldwide. In the first year of significant expansion of the store concept internationally, Gateway more than doubled penetration in this channel.

     Average unit prices (AUPs) were approximately 13% lower in 1999 compared to a 14% decline in 1998. AUPs continued to decline in 1999 due to a combination of competitive pricing pressure stemming from component cost decreases and significant growth in the sub-$1,000 PC market. The Company expects the industry trend of declining AUPs to continue and intends to mitigate this impact by continuing to diversify its revenue stream as discussed previously.

     On the business front, the Company continued to focus on small/medium businesses, government and education. These three segments grew at 22% in units over the prior year. Gateway also continued to add partners to aggressively pursue the enterprise space. Sales growth in the business segment for the fourth quarter of 1999 was adversely impacted by Year 2000 concerns among large business. Management expects that this trend will reverse in 2000 as large businesses and institutions resume normal purchasing patterns.

     International continued to execute against Gateway's global strategy. This included aggressive Gateway Country store growth and added beyond the box capabilities. The Asia Pacific region enhanced its unit growth by 65% in 1999 and 63% in 1998. Unit shipments in the European ("EMEA") region increased 12% in 1999, up from a 5% increase in 1998. European volume trends improved significantly during the second half of 1999 as unit shipments increased 24% over the second half of 1998. Unit growth in all regions was offset by the declining AUPs previously discussed.

GROSS PROFIT

        Gross profit in 1999 rose to $1.9 billion, an increase of approximately 23% from 1998. As a percentage of sales, gross profit for 1999 increased to 22.0% from 20.7% in 1998 and 17.1% in 1997, improving sequentially every quarter during 1998 and 1999. Improved margins were driven by aggressive supplier management and improved cost structure productivity, effective PC pricing management and the diversified revenue stream from the sale of non-PC services and products discussed above. The increase over 1997 is partially attributable to the adverse effects of excess inventories experienced in the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        To support its significant growth, the Company continues to make investments in Gateway Country(R) stores as discussed above, personnel, systems infrastructure and Internet development, domestically and internationally, resulting in an increase of 24% in selling, general and administrative expenses (SG&A) in 1999 over 1998. SG&A expenses increased 34% in 1998 over 1997. In addition, the Company continues to invest in expanding its presence in the European and Asian markets, building its core systems capability and strengthening its management team. As a percentage of sales, SG&A expenses were 15.1% in 1999, up from 14.1% in 1998 and 12.5% in 1997. The Company expects SG&A expenses to continue to increase in support of its anticipated growth, but at a rate below that of anticipated revenue growth.

OPERATING INCOME

        Strong unit growth and gross margin efficiencies contributed to a 21% increase in operating income for 1999. Operating income improved to 6.9% of sales in 1999 from 6.6% in 1998. Operating income in 1999 for the consumer and business segments in the United States was $473.1 million and $474.6 million, respectively, due to increased sales and improved productivity, partially offset by the investment in SG&A. This represents a 60% increase in the consumer segment from 1998 while the business segment declined 15% over 1998. The Non-segment expenses for 1999 totaled $376.3 million, an increase of 5% over 1998. Operating income for the segments includes SG&A expenses and other overhead charges directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

OTHER INCOME, NET

        Other income, net includes primarily interest income and expense, gains from the sale of investments, and foreign exchange transaction gains and losses. Other income, net increased to $67.8 million in 1999 from $47.0 million in 1998, due to the additional investment income generated by increases in cash balances and marketable securities.

INCOME TAXES

        The Company's annualized effective tax rate decreased to 35.5% for 1999 from the 36.0% recorded in 1998. The effective tax rate for 1999 was favorably impacted by shifts in the geographic distribution of the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents selected financial statistics and information for the periods indicated:


                                            1997         1998            1999
                                       -----------   -----------    -----------
                                                (dollars in thousands)

Cash and marketable securities .....   $   632,249   $ 1,328,467    $ 1,336,371
Days of sales in accounts receivable            23            22             24
Days inventory on hand .............            17             9              9
Days in accounts payable ...........            27            36             43
Cash conversion cycle ..............            13            (5)           (10)

        At December 31, 1999, the Company had cash and cash equivalents of $1.1 billion, marketable securities of $208.7 million and an unsecured committed credit facility with certain banks aggregating $300.0 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At December 31, 1999, no amounts were outstanding under the revolving line of credit. Approximately $1.75 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

        The Company generated $731.1 million in cash from operations during 1999, including $589.9 million of net income adjusted for non-cash items. Other significant factors increasing available cash include a decrease in inventory levels of $23.9 million and an increase in accounts payable and other accrued liabilities of $466.1 million, partially offset by an increase in accounts receivable. The Company used approximately $338.2 million for the construction of new facilities, information systems and equipment; $49.6 million to purchase investments in marketable securities, net of proceeds of securities sold; $315.2 million to purchase financing receivables, net of proceeds received for repayment; and $126.9 million to purchase investments in unconsolidated affiliates. As discussed previously, the Company continued to expand the retail Gateway Country(R) stores, bringing the total number of stores worldwide to 280 as of December 31, 1999.

        At December 31, 1999, the Company had long-term indebtedness and capital lease obligations of approximately $8.5 million. These obligations relate to the Company's investments in equipment and facilities. The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

        On April 30, 1999, the Company filed a universal shelf registration statement which contemplates that the Company may from time to time sell up to $1.0 billion of debt or equity securities, which will provide the Company with greater flexibility to respond to acquisition and market opportunities.

        In October 1999, the Company entered into a strategic relationship with America Online, Inc. (AOL) to combine certain of the companies' sales and distribution channels and capabilities in the development of certain hardware, software and Internet content. As part of the agreement, AOL agreed to invest $800 million in the Company over a three-year period, in a combination of cash and AOL stock. During 1999, AOL purchased 2,725,026 shares of the Company's common stock in exchange for a combination of cash and 1,212,396 shares of AOL common stock.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the second fiscal quarter of the first fiscal year beginning after December 15, 1999 and is not expected to have a material impact on the Company's financial position or results of operations.

YEAR 2000

        The "Year 2000" issue was the result of many existing computer programs and chip-based embedded technology systems using only the last two digits to refer to a year, and therefore, not properly recognizing a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

        The Company completed its process toward Year 2000 readiness during 1999 and did not experience an adverse effect on the Company, its business or its financial condition as a result of the date change. During 1999, the Company expensed incremental costs of $13.1 million on Year 2000 remediation efforts and expensed $16.7 million on a life-to-date basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The results of the Company's foreign operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The functional currency for most of the Company's foreign operations is the U.S. dollar. The functional currency for the remaining operations is the local currency in which the subsidiaries operate. Sales made in foreign currencies translate into higher or lower sales in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated net sales (as expressed in U.S. dollars) and gross margins from foreign operations. The majority of the Company's component purchases are denominated in U.S. dollars.

         The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar, and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts that are effective as a hedge are included in the basis of the designated transactions. Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows in any given reporting period. Forward contracts designated to hedge foreign currency transaction exposure of $266,471,000 and $303,393,000 were outstanding at December 31, 1998 and 1999, respectively. The estimated fair value of these forward contracts at December 31, 1998 and 1999 was $271,573,000 and $303,917,000, respectively, based on quoted market prices.

         Foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates. At December 31, 1999, a hypothetical 10% adverse change in foreign currency exchange rates underlying the Company's open forward contracts would result in an unrealized loss of approximately $32.5 million. Unrealized gains/losses in foreign currency exchange contracts represent the difference between the hypothetical rates and the current market exchange rates. Consistent with the nature of an economic hedge, any unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

         The Company is not subject to material market risk with respect to its investment in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS:

Report of Independent Accountants ..........................................   21

Consolidated Income Statements for the years
         ended December 31, 1997, 1998 and 1999 ............................   22

Consolidated Balance Sheets at December 31, 1998 and 1999 ..................   23

Consolidated Statements of Cash Flows for the years
         ended December 31, 1997, 1998 and 1999 ............................   24

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
         Income for the years ended December 31, 1997, 1998 and 1999 .......   25

Notes to Consolidated Financial Statements .................................   26

FINANCIAL STATEMENT SCHEDULE:

Schedule II -Valuation and Qualifying Accounts .............................   41


REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Gateway, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index in Item 8. Financial Statements and Supplementary Data, herein present fairly, in all material respects, the consolidated financial position of Gateway, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
---------------------------------------
PricewaterhouseCoopers LLP

San Diego, California
January 20, 2000

                                  GATEWAY, INC.
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (in thousands, except per share amounts)

                                           1997         1998         1999
                                        ----------   ----------   ----------
Net sales ..........................   $6,293,680   $7,467,925   $8,645,561
Cost of goods sold .................    5,217,239    5,921,651    6,745,744
                                       ----------   ----------   ----------
       Gross profit ................    1,076,441    1,546,274    1,899,817
Selling, general and
   administrative expenses .........      786,168    1,052,047    1,304,147
Nonrecurring expenses ..............      113,842         --           --
                                       ----------   ----------   ----------
      Operating income .............      176,431      494,227      595,670
Other income, net ..................       27,189       47,021       67,809
                                       ----------   ----------   ----------
       Income before income taxes ..      203,620      541,248      663,479
Provision for income taxes .........       93,823      194,849      235,535
                                       ----------   ----------   ----------
      Net income ...................   $  109,797   $  346,399   $  427,944
                                       ==========   ==========   ==========

Net income per share:
   Basic ...........................   $     0.36   $     1.11   $     1.36
                                       ==========   ==========   ==========
   Diluted .........................   $     0.35   $     1.09   $     1.32
                                       ==========   ==========   ==========

Weighted average shares outstanding:
   Basic ...........................      307,680      311,084      313,974
                                       ==========   ==========   ==========
   Diluted .........................      312,402      317,857      324,421
                                       ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                    (in thousands, except per share amounts)

                                                                                       1998           1999
                                                                                   -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $ 1,169,810    $ 1,127,654
    Marketable securities ......................................................       158,657        208,717
    Accounts receivable, net ...................................................       558,851        646,339
    Inventory ..................................................................       167,924        191,870
    Other ......................................................................       172,944        522,225
                                                                                   -----------    -----------
       Total current assets ....................................................     2,228,186      2,696,805
Property, plant and equipment, net .............................................       530,988        745,660
Intangibles, net ...............................................................        65,944         52,302
Other assets ...................................................................        65,262        459,921
                                                                                   -----------    -----------
                                                                                   $ 2,890,380    $ 3,954,688
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations ................................   $    11,415    $     5,490
    Accounts payable ...........................................................       718,071        898,436
    Accrued liabilities ........................................................       415,265        609,132
    Accrued royalties ..........................................................       167,873        153,840
    Other current liabilities ..................................................       117,050        142,812
                                                                                   -----------    -----------
        Total current liabilities ..............................................     1,429,674      1,809,710
Long-term obligations, net of current maturities ...............................         3,360          2,998
Warranty and other liabilities .................................................       112,971        124,862
                                                                                   -----------    -----------
        Total liabilities ......................................................     1,546,005      1,937,570
                                                                                   -----------    -----------
Commitments and contingencies (Note 3)
   Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding .................................          --             --
   Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized;
      none issued and outstanding ..............................................          --             --
   Common stock, $.01 par value, 1,000,000 shares authorized; 313,138 shares and
      320,016 shares issued, respectively ......................................         3,131          3,200
   Additional paid-in capital ..................................................       364,421        656,870
   Common stock  in treasury, at cost,  730 shares in 1999 .....................          --          (51,796)
   Retained earnings ...........................................................       980,908      1,408,852
   Accumulated other comprehensive loss ........................................        (4,085)            (8)
                                                                                   -----------    -----------
          Total stockholders' equity ...........................................     1,344,375      2,017,118
                                                                                   -----------    -----------
                                                                                   $ 2,890,380    $ 3,954,688
                                                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (in thousands)

                                                                              1997           1998          1999
                                                                          -----------    -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   109,797    $   346,399    $   427,944
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................        86,774        105,524        134,105
      Provision for uncollectible accounts receivable .................         5,688          3,991         28,334
      Deferred income taxes ...........................................       (63,247)       (58,425)        (2,876)
      Other, net ......................................................            42            770          2,381
      Nonrecurring expenses ...........................................       113,842           --             --
      Changes in operating assets and liabilities:
          Accounts receivable.........................................        (41,950)       (52,164)      (115,822)
          Inventory ...................................................        59,486         81,300        (23,947)
          Other assets ................................................       (54,513)           451       (185,192)
          Accounts payable ............................................        66,253        228,921        181,704
          Accrued liabilities .........................................        48,405        144,899        195,299
          Accrued royalties ...........................................        34,148          8,455        (14,033)
          Other current liabilities ...................................        35,816         76,278        105,723
          Warranty and other liabilities ..............................        42,256         21,252         (2,566)
                                                                          -----------    -----------    -----------
      Net cash provided by operating activities .......................       442,797        907,651        731,054
                                                                          -----------    -----------    -----------
Cash flows from investing activities:
      Capital expenditures ............................................      (175,656)      (235,377)      (338,211)
      Investments in unconsolidated affiliates ........................          --             --         (126,931)
      Purchases of available-for-sale securities ......................       (49,619)      (168,965)      (146,759)
      Proceeds from maturities or sales of available-for-
          sale securities .............................................        10,985         48,924         97,206
      Purchase of financing receivables ...............................          --              --        (368,133)
      Proceeds from repayment of financing receivables ................          --              --          52,926
      Acquisitions, net of cash acquired ..............................      (142,320)          --             --
      Other, net ......................................................        (4,055)          (992)        (1,384)
                                                                          -----------    -----------    -----------
      Net cash (used in) investing activities .........................      (360,665)      (356,410)      (831,286)
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
      Proceeds from issuances of notes payable ........................        10,000           --             --
      Principal payments on long-term obligations and
         notes payable ................................................       (15,588)       (13,173)        (6,287)
      Purchase of treasury stock ......................................          --             --         (122,580)
      Proceeds from stock issuance ....................................          --             --          100,000
      Stock options exercised .........................................         5,741         36,159         83,341
                                                                          -----------    -----------    -----------
      Net cash provided by financing activities .......................           153         22,986         54,474
                                                                          -----------    -----------    -----------
  Foreign exchange effect on cash and cash
     equivalents ......................................................        (5,044)         1,982          3,602
                                                                          -----------    -----------    -----------
  Net increase (decrease) in cash and cash equivalents ................        77,241        576,209        (42,156)
  Cash and cash equivalents, beginning of year ........................       516,360        593,601      1,169,810
                                                                          -----------    -----------    -----------
  Cash and cash equivalents, end of year ..............................   $   593,601    $ 1,169,810    $ 1,127,654
                                                                          ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

        GATEWAY, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (in thousands)

                                                                                                       Accumulated
                                                              Additional                                  Other
                                           Common Stock        Paid-in      Treasury      Retained     Comprehensive
                                         Shares    Amount      Capital        Stock        Earnings    Income (Loss)     Total
                                         --------  -------    -----------   ----------    ----------   --------------  -----------
Balances at December 31, 1996 .........  307,024   $ 3,070    $ 287,210     $      --     $  524,712   $         549   $   815,541
  Comprehensive income:
     Net income .......................       --        --           --            --        109,797              --       109,797
     Other comprehensive income:
     Foreign currency  translation ....       --        --           --            --             --          (6,053)       (6,053)
       Unrealized gain on
         available-for-sale
         securities ...................       --        --           --            --             --              15            15
                                                                                                                       -----------
         Comprehensive income .........                                                                                    103,759
  Stock issuances under employee
    plans, including tax
    benefit of $5,003 .................    1,232        10       10,734            --             --              --        10,744
  Stock retirement
                                         --------  -------    -----------   ----------    ----------   --------------  -----------
Balances at December 31, 1997 .........   308,256    3,080      297,944            --        634,509          (5,489)      930,044
  Comprehensive income:
     Net income .......................        --       --           --            --        346,399              --       346,399
     Other comprehensive income:
       Foreign currency
          translation .................       --        --           --            --             --           1,549         1,549
       Unrealized loss on
       available-for-sale securities ..       --        --           --            --             --            (145)         (145)
                                                                                                                       -----------
            Comprehensive income ......                                                                                    347,803
  Stock issuances under employee
    plans, including tax benefit
    of $29,769 ........................    4,846        49       65,879            --             --              --        65,928
   Stock issued to officer ............       36         2          598            --             --              --           600
                                         --------  -------    -----------   ----------    ----------   --------------  -----------
Balances at December 31, 1998 .........  313,138     3,131      364,421            --        980,908          (4,085)    1,344,375
  Comprehensive income:
     Net income .......................       --        --           --            --        427,944              --       427,944
     Other comprehensive income:
       Foreign currency
       translation ....................       --        --           --            --             --           4,941         4,941
       Unrealized loss on
          available-for-sale
          securities ..................       --        --           --            --             --            (864)         (864)
                                                                                                                       -----------
            Comprehensive income ......                                                                                    432,021
  Purchase of treasury stock ..........       --        --           --      (122,580)            --              --      (122,580)
  Stock issuances under employee
    plans, including tax benefit
    of $79,961 ........................    4,153        42       92,476        70,784             --              --       163,302
  Issuance of common stock ............    2,725        27      199,973            --             --              --       200,000
                                         --------  -------    -----------   ----------    ----------   --------------  -----------
Balances at December 31, 1999 .........  320,016   $ 3,200    $ 656,870     $ (51,796)    $1,408,852   $          (8)  $ 2,017,118
                                         ========  =======    ===========   ==========    ==========   ==============  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Gateway, Inc. (the "Company") is a direct marketer of personal computers ("PCs") and PC-related products and services. The Company develops, manufactures, markets and supports a broad line of desktop and portable PCs, servers, workstations and PC-related products used by individuals, families, businesses, government agencies and educational institutions. The Company also offers and supports PC-related services including training, financing and Internet service.

        The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

        (a) Basis of Presentation:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        The Company holds a less than 20% interest in certain unconsolidated affiliates and does not exercise significant influence with respect to such companies. These investments are accounted for using the cost method.

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

        Included in other assets and other current assets are customer financing receivables totaling approximately $300 million. The Company records a reserve for uncollectible accounts based on historical collection experience.

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

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Marketable securities at December 31, 1999 and 1998 consisted of available-for-sale mutual funds, commercial paper and debt securities, with market values that approximate their amortized cost. Realized and unrealized gains and losses are not material for any of the periods presented.

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

        (f) Property, Plant and Equipment:

        Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives, ranging from four to forty years. Amortization of leasehold improvements is computed using the shorter of the lease term or the estimated useful life of the underlying asset. Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income.

        The Company capitalizes costs of purchased software and costs incurred to develop internal use software. Amortization of software costs begins when the software is placed in service and is computed on a straight-line basis over the estimated useful life of the software, ranging from three to five years.

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

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        (k) Revenue Recognition:

        The Company generally recognizes revenue from product sales at the time of shipment provided that no significant obligation remains. The Company recognizes revenue from services, such as training and Internet service, upon delivery of the service. For sales involving multiple elements, revenue is allocated to each element based on the relative fair value using vendor specific objective evidence.

        Revenue from the sale of extended service plans is deferred and recognized over the extended service period on a straight-line basis. During 1999, the Company also began selling service plans provided by an unrelated third party. These service plans are administered through a third party with all performance obligations and risk of loss transferred to the third party upon sale. Revenue and cost associated with these plans is recognized at the time of sale.

        (l) Advertising Costs:

        Advertising costs are charged to expense as incurred.

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

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.


                                                 1997       1998       1999
                                               --------   --------   --------
                                                       (in thousands)

Net income for basic and diluted
   earnings per share .......................  $109,797   $346,399   $427,944
                                               ========   ========   ========
Weighted average shares for basic
   earnings per share .......................   307,680    311,084    313,974

Dilutive effect of stock options ............     4,722      6,773     10,447
                                               --------   --------   --------
Weighted average shares for diluted
   earnings per share .......................   312,402    317,857    324,421
                                               ========   ========   ========

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (o) Stock-based Compensation:

        The Company measures compensation expense for its employee's and non-employee director's stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

        (p) Foreign Currency:

        The Company uses the U.S. dollar as its functional currency for certain of its international operations and the local currency for all other. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Other income, net".

        The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which are effective as a hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented. Forward contracts designated to hedge foreign currency transaction exposure of $266,471,000 and $303,393,000 were outstanding at December 31, 1998 and 1999, respectively. The estimated fair value of these forward contracts at December 31, 1998 and 1999 was $271,573,000 and $303,917,000, respectively, based on quoted market prices.

        The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties.

        (q) New Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999 and is not expected to have a material impact on the Company's financial position or results of operations.

        (r) Stock split:

        On August 9, 1999, the Company announced that its Board of Directors approved a two-for-one common stock split to be effected in the form of a stock dividend. The shares were distributed on September 7, 1999 to stockholders of record as of August 20, 1999. Share and per share data for all periods presented herein have been restated to reflect the two-for-one common stock split.

2.      FINANCING ARRANGEMENTS:

        (a) Credit Agreement:

        The Company is party to an unsecured bank credit agreement (the "Agreement"), totaling $300 million. The Agreement consists of (1) a revolving line of credit facility for committed loans and bid loans; and (2) a sub-facility for letters of credit. Borrowings under the agreement bear interest at the banks' base rate or, at the Company's option, borrowing rates based on a fixed spread over the London Interbank Offered Rate (LIBOR). The Agreement requires the Company to maintain a minimum tangible net worth and maximum debt leverage ratio, as well as minimum fixed charge coverage. There were no borrowings outstanding at the end of 1998 and 1999.

        At December 31, 1998 and 1999, approximately $2,000,000 and $1,750,000, respectively, was committed to support outstanding standby letters of credit.

        (b) Long-term Obligations:

        The carrying amount of the Company's long-term obligations approximates fair value, which is estimated based on current rates offered to the Company for obligations of the same remaining maturities. Long-term obligations consist of the following:

                                                      DECEMBER 31,
                                                   1998          1999
                                                 -------        -------
                                                     (in thousands)

Notes  payable   through  2002  with
  interest rates  ranging  from
  3.90% to 5.50% ..........................      $14,408        $ 8,415
Obligations under capital leases,
  payable in monthly installments at a
  fixed rate of 6.5% through 2001 .........          367             73
                                                 -------        -------
                                                  14,775          8,488
Less current maturities .................         11,415          5,490
                                                 -------        -------
                                                 $ 3,360        $ 2,998
                                                 =======        =======

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The long-term obligations, excluding obligations under capital leases, have the following maturities as of December 31, 1999, in thousands:


         2000..................  $5,430
         2001..................   2,773
         2002..................     212
         2003..................      --
         2004..................      --
                                 ------
                                 $8,415
                                 ======


3.      COMMITMENTS AND CONTINGENCIES:

        The Company leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2013. Rent expense was approximately $16,105,000, $25,713,000 and $52,936,000 for 1997,
1998 and 1999, respectively.

        Future minimum lease payments under terms of these leases as of December 31, 1999 are as follows:

                                            CAPITAL              OPERATING
                                            LEASES                LEASES
                                           ---------            ----------
                                                    (in thousands)

        2000...............................   $   60             $  62,380
        2001...............................       18                63,441
        2002...............................        5                61,102
        2003...............................       --                49,272
        2004...............................       --                24,679
        Thereafter.........................       --                37,796
                                              ------             ---------
        Total minimum lease payments.......   $   83             $ 298,670
                                                                 =========
        Less amount representing interest         10
                                              ------
        Present value of net minimum lease
         payments..........................   $   73
                                              ======

        The Company has entered into licensing and royalty agreements that allow it to use certain hardware and software intellectual properties in its products. Minimum royalty payments due under these agreements for the period 2000 through 2003 total approximately $380,000,000. Total royalty expense is expected to be greater than this minimum amount for these periods.

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

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      INCOME TAXES:

        The components of the provision for income taxes are as follows:


                                     1997         1998         1999
                                   ---------    ---------    ---------
                                              (in thousands)
Current:
      United States ............   $ 154,049    $ 244,076    $ 238,799
      Foreign
                                       3,021        9,198         (388)
Deferred:
      United States ............     (49,564)     (40,055)     (13,850)
      Foreign ..................     (13,683)     (18,370)      10,974
                                   ---------    ---------    ---------
                                   $  93,823    $ 194,849    $ 235,535
                                   =========    =========    =========


        Income (loss) before income taxes included approximately ($24,000,000), ($13,100,000) and $22,500,000 related to foreign operations for the years ended December 31, 1997, 1998 and 1999, respectively.

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

                                          1997       1998       1999
                                        --------   --------   --------
                                                (in thousands)
Federal income tax at
   statutory rate ...................   $ 71,267   $189,437   $232,218
Nondeductible purchased
   research and development
   costs ............................     20,704         --         --
Other, net ..........................      1,852      5,412      3,317
                                        --------   --------   --------
Provision for income taxes ..........   $ 93,823   $194,849   $235,535
                                        ========   ========   ========

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts:

                                                 1998       1999
                                               --------   --------
                                                  (in thousands)
U.S. deferred tax assets:
     Inventory .............................   $ 17,721   $ 13,245
     Accounts receivable ...................      5,206      7,433
     Accrued liabilities ...................     52,143     87,710
     Other liabilities .....................     60,539     58,816
     Other .................................      8,048     11,651
                                               --------   --------
          Total U.S. .......................    143,657    178,855
Foreign deferred tax assets:
     Operating loss carryforwards ..........     33,454     17,928
     Deferred costs ........................      2,312      6,662
     Other .................................      2,895      8,476
                                               --------   --------
          Total foreign ....................     38,661     33,066
                                               --------   --------
Total deferred tax assets ..................    182,318    211,921
                                               --------   --------
U.S. deferred tax liabilities:
     Intangible assets .....................     29,440     46,143
     Property, plant & equipment ...........      4,104     13,684
     Other .................................      6,507      1,571
                                               --------   --------
Total deferred tax liabilities .............     40,051     61,398
                                               --------   --------
Net deferred tax assets ....................   $142,267   $150,523
                                               ========   ========



        The Company has foreign net operating loss carryforwards of $46,400,000. Of this amount, $27,600,000 expires in the year 2002. The remaining $18,800,000 can be carried forward indefinitely. The Company has assessed its forecast of future taxable income and the expiration of carryforwards and has determined that is it more likely than not that the deferred tax asset relating to foreign net operating loss carryforwards will be realized.

5.      STOCK OPTION PLANS:

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

        For all of the Company's stock option plans, options for 5,164,000, 5,456,000 and 5,544,000 shares of common stock were exercisable at December 31, 1997, 1998 and 1999 with a weighted average exercise price of $4.93, $8.71, and $12.67, respectively. In addition, options for 1,112,000, 560,000, and 126,000 shares of Class A common stock were exercisable at December 31, 1997, 1998 and 1999 with a weighted average exercise price of $1.01, $0.97, and $0.94, respectively. Class A common stock may be converted into an equal number of shares of common stock at any time. There were 16,656,000, 22,530,000, and 4,504,000 shares of common stock available for grant under the plans at December 31, 1997, 1998 and 1999, respectively.

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The following table summarizes activity under the stock option plans for 1997, 1998, and 1999 (in thousands, except per share amounts):



                                                      Weighted-    Class A      Weighted-
                                         Common        Average     Common         Average
                                         Stock          Price       Stock          Price
                                         -------     ----------    -------    ----------
Outstanding, December 31, 1996           10,880      $   6.10       1,426     $     1.06
   Granted                               10,506         18.04         --             --
   Exercised                               (926)         5.78        (306)          1.25
   Forfeited                             (1,550)        11.85         --             --
                                         -------     ----------    -------     ---------
Outstanding, December 31, 1997           18,910         11.49       1,120           1.01
                                         -------     ----------    -------     ---------
   Granted                               12,236         22.59         --             --
   Exercised                             (4,286)         8.30        (560)          1.05
   Forfeited                             (2,206)        16.38         --             --
                                         -------     ----------    -------     ---------
Outstanding, December 31, 1998           24,654         17.10         560            .97
                                         -------     ----------    -------     ---------
   Granted                               20,850         37.17         --             --
   Exercised                             (5,884)        14.12        (434)           .97
   Forfeited                             (2,824)        25.14         --             --
                                         -------     ----------    -------     ---------
Outstanding, December 31, 1999           36,796      $  28.60         126      $     .94
                                         =======     ==========    =======     =========


        The following table summarizes information about the Company's Common Stock options outstanding at December 31, 1999 (in thousands, except per share amounts):

                                              Options Outstanding                             Options Exercisable

                                                Weighted-Average
  Range of Exercise Prices         Number           Remaining                              Number      Weighted-Average
                                Outstanding     Contractual Life     Weighted-Average    Exercisable       Price
                                at 12/31/99                               Price          at 12/31/99
----------------------------  --------------- -------------------- ------------------- -------------- -----------------
  $        .59-16.32               6,992              6.36          $     10.38             4,009         $     8.51
         16.75-24.72               6,809              8.09                19.23             1,120              19.73
         24.78-30.63               7,057              9.03                28.76               281              26.84
         30.88-32.88               9,601              9.37                32.50               260              30.88
         32.94-82.50               6,463              9.70                50.09                 -                  -


        The weighted average fair value per share of options granted during 1997, 1998 and 1999 was $10.81, $13.67, and $22.51, respectively. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 1997, 1998 and 1999: dividend yield of zero percent; expected volatility of 60 percent; risk-free interest rates ranging from 4.5 to 6.6 percent; and expected lives of the options of three and one-half years.

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Since all stock options have been granted with exercise prices equal to the fair market value of the related common stock at the date of grant, no compensation expense has been recognized under the Company's stock option plans. Had compensation cost under the plans been determined based on the estimated fair value of the stock options granted in 1997, 1998 and 1999, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                 1997          1998          1999
                                             -----------   -----------   -----------
                                            (in thousands, except per share amounts)
Net income - as reported .................    $  109,797    $  346,399    $  427,944
Net income - pro forma ...................    $   85,804    $  297,470    $  319,494

Net income per share - as reported
   Basic .................................    $      .36    $     1.11    $     1.36
   Diluted ...............................    $      .35    $     1.09    $     1.32
Net income per share - pro forma
   Basic .................................    $      .28    $      .96    $     1.02
   Diluted ...............................    $      .28    $      .94    $     0.98


        The pro forma effect on net income for 1997, 1998 and 1999 is not fully representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1997.

6.      RETIREMENT SAVINGS PLAN:

        The Company has a 401(k) defined contribution plan which covers employees who have attained 18 years of age and have been employed by the Company for at least six months. Participants may contribute up to 20% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. The Company contributed $2,068,000, $4,730,000, and $6,433,000 to the Plan during 1997, 1998 and 1999, respectively.

7.      NONRECURRING EXPENSES:

        The Company recorded several nonrecurring pretax charges during the third quarter of 1997 totaling approximately $113,800,000. Of the nonrecurring charges, approximately $59,700,000 was for the write-off of in-process research and development acquired in the purchase of Advanced Logic Research, Inc. (ALR) and certain assets of Amiga Technologies. Also included in the nonrecurring charges was a non-cash write-off of approximately $45,200,000 resulting from the abandonment of a capitalized internal use software project and certain computer equipment. In addition, approximately $8,600,000 was recorded for severance of employees and the closing of a foreign office.

8.      STRATEGIC INVESTMENTS AND ALLIANCES:

        During 1999, the Company entered into a strategic relationship with America Online, Inc. (AOL) to combine certain of the companies' sales and distribution channels and capabilities in the development of certain hardware, software and Internet content. As part of the agreement, AOL agreed to invest $800 million in the Company over a three-year period, in a combination of cash and AOL stock. During 1999, AOL purchased 2,725,026 shares of the Company's common stock in exchange for a combination of cash and 1,212,396 shares of AOL common stock.

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        During 1999, the Company purchased a 19.9% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer, and subsequently sold half of that interest to a third party. The purchase price of approximately $77.7 million includes a two-year option to acquire the remaining 80.1% interest for additional consideration. The investment is being accounted for using the cost method.

        During the third quarter of 1997, the Company acquired substantially all of the outstanding shares of common stock of ALR, a manufacturer of network servers and personal computers, for a cash purchase price of approximately $196,400,000. The operating results of ALR were not material for all periods presented.

9.      SELECTED BALANCE SHEET INFORMATION:

                                                                                1998           1999
                                                                             -----------    -----------
                                                                                   (in thousands)
Accounts receivable, net:
        Accounts receivable ..............................................   $   573,799    $   662,811
        Allowance for uncollectible accounts .............................       (14,948)       (16,472)
                                                                             -----------    -----------
                                                                             $   558,851    $   646,339
                                                                             ===========    ===========

Inventory:
        Components and subassemblies .....................................   $   155,746    $   183,321
        Finished goods ...................................................        12,178          8,549
                                                                             -----------    -----------
                                                                             $   167,924    $   191,870
                                                                             ===========    ===========

Property, plant and equipment, net:
        Land .............................................................   $    21,784    $    18,758
        Leasehold improvements ...........................................        57,118        107,317
        Buildings ........................................................       186,361        202,102
        Construction in progress .........................................        74,105        158,305
        Internal use software ............................................        94,306        172,501
        Office and production equipment ..................................       249,924        319,585
        Furniture and fixtures ...........................................        66,578         99,959
        Vehicles .........................................................        15,402         13,477
                                                                             -----------    -----------
                                                                                 765,578      1,092,004
        Accumulated depreciation and amortization ........................      (234,590)      (346,344)
                                                                             -----------    -----------
                                                                             $   530,988    $   745,660
                                                                             ===========    ===========
Intangibles:
        Intangibles ......................................................   $    91,220    $    91,220
        Accumulated amortization .........................................       (25,276)       (38,918)
                                                                             -----------    -----------
                                                                             $    65,944    $    52,302
                                                                             ===========    ===========

 Accrued liabilities:
        Warranty .........................................................   $   110,139    $   142,729
        Other ............................................................       305,126        466,403
                                                                             -----------    -----------
                                                                             $   415,265    $   609,132
                                                                             ===========    ===========

Other current liabilities:
        Deferred revenue .................................................   $    61,070    $   108,603
        Other ............................................................        55,980         34,209
                                                                             -----------    -----------
                                                                             $   117,050    $   142,812
                                                                             ===========    ===========

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.       SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION:

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (in thousands)
Supplemental disclosure of cash flow information:
       Cash paid during the year for interest ............... $    716   $    930   $  1,533
       Cash paid during the year for income taxes ........... $163,710   $200,839   $218,944
Supplemental schedule of noncash investing and
     Financing activities:
       Capital lease obligations incurred for the
          purchase of new equipment ......................... $  4,593   $  6,741   $  7,403
       Common stock issued in exchange for
          common stock of investee ..........................                       $100,000
       Acquisitions
                Fair value of assets acquired ............... $271,189
                Less:  Liabilities assumed ..................   70,773
                          Cash acquired .....................   58,096
                                                              --------
                              Acquisitions, net of cash
                              acquired ...................... $142,320

11.     SEGMENT DATA:

        The Company's segments are based on the geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S., Europe Middle East Africa (EMEA) and Asia Pacific (APAC). Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis. Certain non-segment operating expenses for prior years have been reclassified to segment specific operating expenses to conform with current year presentation. Segment information prior to 1998 has not been restated to reflect the customer class segments in the U.S. as it is impractical to do so.

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth summary information by segment:

                                                   1997                   1998                   1999
                                         ------------------------ ---------------------- --------------------
                                                                     (in thousands)
       United States
         Net sales:
           Consumer                                                   $  3,339,712           $  4,158,379
           Business                                                      3,072,692              3,225,008
                                         ------------------------ ---------------------- --------------------
                                             $  5,303,828             $  6,412,404           $  7,383,387
                                         ------------------------ ---------------------- --------------------
       Operating income:
         Consumer                                                     $    296,390           $    473,124
         Business                                                          560,752                474,599
                                         ------------------------ ---------------------- --------------------
                                             $    597,091             $    857,142           $    947,723
                                         ------------------------ ---------------------- --------------------
       Other income, net                           25,041                   43,600                 57,189
       Income tax expense                         104,552                  205,129                224,949
       Depreciation and amortization               67,787                   83,386                116,142
       Segment assets                           1,701,654                2,473,627              3,449,240
       Long-lived assets                          380,757                  522,972              1,124,467

       EMEA
         Net sales                           $    634,616             $    570,191           $    543,182
         Operating income (loss)                  (11,566)                  (6,005)                (8,807)
         Other income, net                          2,946                    1,380                  3,584
         Income tax expense (benefit)                 568                   (3,048)                  (734)
         Depreciation and amortization              6,695                    9,820                  9,235
         Segment assets                           187,215                  209,820                241,489
         Long-lived assets                         59,261                   57,548                 61,676

       APAC
         Net sales                           $    355,236             $    485,330           $    715,842
         Operating income (loss)                   (9,733)                   1,153                 33,049
         Other income, net                           (798)                   2,041                  7,036
         Income tax expense (benefit)             (11,297)                  (7,232)                11,320
         Depreciation and amortization             12,292                   12,318                  8,728
         Segment assets                           150,402                  206,933                263,959
         Long-lived assets                         34,278                   30,184                 38,739


                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the segments net sales and operating income is as follows:


                                                 1997         1998         1999
                                              ----------   ----------   ----------
                                                         (in thousands)
Net sales:
  Segment sales ...........................   $6,293,680   $7,467,925   $8,642,411
  Non-segment sales .......................         --           --          3,150
                                              ----------   ----------   ----------
   Total sales ............................   $6,293,680   $7,467,925   $8,645,561
                                              ==========   ==========   ==========

Operating income:
  Segment operating income ................   $  575,792   $  852,290   $  971,965
  Non-segment operating expenses ..........      399,361      358,063      376,295
                                              ----------   ----------   ----------
   Total operating income .................   $  176,431   $  494,227   $  595,670
                                              ==========   ==========   ==========

                                  GATEWAY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following tables contain selected unaudited consolidated quarterly financial data for the Company:



                                                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                            -----------  -----------  -----------  -----------
                                                                  (in thousands, except per share amounts)
1999:
       Net sales .........................................    2,103,411    1,912,109    2,178,496    2,451,545
       Gross profit ......................................      450,504      421,386      480,049      547,878
       Operating income ..................................      140,807      122,923      158,779      173,161
       Net income ........................................       99,579       89,225      113,151      125,989
       Net income per share:
                Basic ....................................   $      .32   $      .28   $      .36   $      .40
                Diluted ..................................   $      .31   $      .28   $      .35   $      .38
       Weighted average shares outstanding:
                Basic ....................................      312,994      312,886      313,719      316,260
                Diluted ..................................      321,194      320,314      323,912      330,617
       Stock sales price per share:
                High .....................................   $    41.25   $    38.34   $    53.88   $    82.50
                Low ......................................   $    26.81   $    28.53   $    30.03   $    46.88

1998:
       Net sales .........................................   $1,727,927   $1,618,909   $1,815,516   $2,305,573
       Gross profit ......................................      336,494      333,688      377,807      498,285
       Operating income ..................................      109,201       83,989      113,355      187,682
       Net income ........................................       75,871       60,740       80,645      129,143
       Net income per share:
                Basic ....................................   $      .25   $      .19   $      .26   $      .41
                Diluted ..................................   $      .24   $      .19   $      .25   $      .41
       Weighted average shares outstanding:
                Basic ....................................      309,096      310,854      311,698      312,648
                Diluted ..................................      315,150      317,774      319,036      319,134
       Stock sales price per share:
                High .....................................   $    24.13   $    29.41   $    33.56   $    30.81
                Low ......................................   $    16.25   $    21.28   $    23.22   $    20.75


                                 Gateway, Inc.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1997, 1998 and 1999
                                (in thousands)

                                               Balance at  Additions               Balance
                                               Beginning    Charged    Deductions    at
                                                  of          to         from       End of
                                                Period      Expense    Allowance    Period
                                                -------     -------     -------     -------
Year ended December 31, 1997:
  Allowance for uncollectible accounts
   (deducted from accounts receivable).......   $18,968     $ 5,688     $ 4,592     $20,064
                                                =======     =======     =======     =======

Year ended December 31, 1998:
  Allowance for uncollectible accounts
   (deducted from accounts receivable).......   $20,064     $ 3,586     $ 8,702     $14,948
                                                =======     =======     =======     =======


Year ended December 31, 1999:
  Allowance for uncollectible accounts
   (deducted from accounts receivable).......   $14,948     $28,334     $26,810     $16,472
                                                =======     =======     =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Part III of this report is incorporated by reference to Gateway's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the end of fiscal year 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         (1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 20 of this Report.

         (2) Exhibits. Exhibits identified in parentheses below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

                             DESCRIPTION OF EXHIBITS

   EXHIBIT
     NO.
   -------
    3.1    Amended and Restated  Certificate of Incorporation of Gateway,  Inc. (Exhibit No. 3.2 to Amendment
           No. 1 to Registration Statement No. 3-70618)

    3.2    Amended and Restated Bylaws of Gateway, Inc. (Exhibit No. 3.2 to Form 10-K for 1995)

    3.3    Rights  Agreement,  dated as of January 19, 2000,  between  Gateway,  Inc. and UMB Bank,  N.A., as
           Rights Agent, including all exhibits thereto.  (Exhibit 1.0 to Form 8-A dated February 4, 2000)

   10.1    Tax Indemnification  Agreement dated as of December 6, 1993 between Gateway, Inc., and Theodore W.
           Waitt and the Norman W. Waitt, Jr. S Corp. Trust.  (Exhibit No. 10.1 Form 10-K for 1993)*

   10.2    Indemnification  Agreement  dated as of December 6, 1993  between  Gateway,  Inc.  and Theodore W.
           Waitt.  (Exhibit No. 10.2 to 10-K for 1995)*

   10.3    Registration  Agreement  dated  February 22, 1991  between  Gateway,  Inc.,  Theodore W. Waitt and
           Norman W. Waitt,  Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp.
           Trust,  together with Amendment No. 1 to the  Registration  Agreement dated as of October 19, 1993
           (Exhibit 10.11 to Form S-1)*

   10.4    Gateway,  Inc. 1992 Stock Option Plan.  (Exhibit No. 10.4 to  Registration  Statement No. 33-70618
           (the "Form S-1")*

   10.5    Gateway,  Inc. 1993 Stock Option Plan for Executives  and Key Employees.  (Exhibit No. 10.6 to the
           Form S-1)*

   10.6    Gateway,  Inc.  1993  Non-Employee  Director  Stock  Option Plan and Form of Option  Grant  Letter
           (Exhibit No. 10.8 to the Form S-1)*

   10.7    Gateway, Inc. 1993 Employee Stock Purchase Equity Plan.  (Exhibit No. 10.9 to the Form S-1)*

   10.8    Gateway,  Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (Exhibit No. 10.19 to
           Form 10-Q for the period ended June 30, 1998)*

   10.9    Gateway,  Inc. 1996  Non-Employee  Directors  Stock Option Plan as amended.  (Exhibit No. 10.20 to
           Form 10-Q for the period ended June 30, 1998)*

   10.10   Gateway, Inc. Management Incentive Plan (Exhibit 10.9 to the Form 10-K for 1996)*

   10.11   Gateway, Inc. Deferred Compensation Plan, as amended.   (Exhibit 10.11 to the Form 10-K for 1998)*

   10.12   Gateway, Inc. Retirement Savings Plan.  (Exhibit No. 10.16 to Form 10-K for 1995)*

   10.13   Consultation  and  Noncompetition  Agreement  dated as of August 28,  1997  between the Company and
           Richard D. Snyder.  (Exhibit 10.14 to Form 10-Q for period ended September 30, 1997)*

   10.14   Employment  Agreement  between  Gateway,  Inc. and Jeffrey  Weitzen dated January 22, 1998 (Exhibit
           10.16 to Form 10-K for 1997). *

   10.15   Employment  Agreement  between Gateway,  Inc. and David J. Robino dated January 22, 1998,  (Exhibit
           10.17 to Form 10-K for 1997)*

   10.16   Gateway,  Inc. 1995 Employee  Stock  Purchase  Plan,  as amended.  (Exhibit  10.19 to Form 10-Q for period ended June 30, 1999)*

   10.17   Employment  Agreement  between  Gateway,  Inc. and Jeffrey  Weitzen  dated  December 8, 1999 (filed herewith)*

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

(b) Reports on Form 8-K.

                  No reports on Form 8-K were filed by Gateway during the quarter ended December 31, 1999.

This report contains the following trademarks and service marks of Gateway, many of which are registered: Gateway, Your:) Ware, "BLACK AND WHITE SPOT" Design, Family PC, Gateway, Gateway Country, Gateway.net, Solo, Vivitron and "You've Got a Friend in the Business". The following trademarks of other companies also appear in this Report: Intel, AMD, Microsoft and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.