Form 10-Q
period 2000-03-31
GATEWAY 2000 INC
filed 2000-05-15
CIK 895812

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________

                         Commission File Number 0-22784

                                 -------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 799-3401


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     As of May 9, 2000 there were 321,802,309 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of May 9, 2000 there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

================================================================================

                            I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 2000
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  1999         2000
                                               ----------   ----------
Net sales ..................................   $2,103,411   $2,337,884

Cost of goods sold .........................    1,652,907    1,809,747
                                               ----------   ----------
   Gross profit ............................      450,504      528,137
Selling, general and administrative expenses      309,697      334,936
                                               ----------   ----------
   Operating income ........................      140,807      193,201
Other income, net ..........................       14,785       17,703
                                               ----------   ----------
   Income before income taxes ..............      155,592      210,904
Provision for income taxes .................       56,013       74,871
                                               ----------   ----------
   Net income...............................   $   99,579   $  136,033
                                               ==========   ==========

Net income per share:
      Basic.................................   $     0.32   $     0.43
                                               ==========   ==========
      Diluted...............................   $     0.31   $     0.41
                                               ==========   ==========

Weighted average shares outstanding:
      Basic ................................      312,994      320,013
                                               ==========   ==========
      Diluted ..............................      321,194      332,541
                                               ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and March 31, 2000
                    (in thousands, except per share amounts)


                                                                      December 31,     March 31,
                                                                         1999           2000
                                                                      -----------    -----------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ....................................   $ 1,127,654    $ 1,152,631
     Marketable securities ........................................       208,717        175,809
     Accounts receivable, net .....................................       646,339        652,045
     Inventory ....................................................       191,870        156,855
     Other ........................................................       522,225        522,077
                                                                      -----------    -----------
             Total current assets .................................     2,696,805      2,659,417
Property, plant and equipment, net ................................       745,660        794,459
Intangibles, net ..................................................        52,302        184,036
Other assets ......................................................       459,921        414,411
                                                                      -----------    -----------
                                                                      $ 3,954,688    $ 4,052,323
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term obligations    $     5,490    $     5,098
     Accounts payable .............................................       898,436        805,118
     Accrued liabilities ..........................................       609,132        511,407
     Accrued royalties ............................................       153,840        166,434
     Other current liabilities ....................................       142,812        214,509
                                                                      -----------    -----------
             Total current liabilities ............................     1,809,710      1,702,566
Long-term obligations, net of current maturities ..................         2,998          1,939
Warranty and other liabilities ....................................       124,862        136,414
                                                                      -----------    -----------
             Total liabilities ....................................     1,937,570      1,840,919
                                                                      -----------    -----------
Commitments and Contingencies (Notes 5 and 6)

Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares authorized; none
       issued and outstanding .....................................          --             --
     Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
       authorized; none issued and outstanding ....................          --             --
     Common Stock, $.01 par value, 1,000,000 shares authorized;
       320,016 shares and  322,349 shares issued in
       1999 and 2000, respectively ................................         3,200          3,223
     Additional paid-in capital ...................................       656,870        701,066
     Treasury stock, at cost, 730 shares and 613 shares in
       1999 and 2000, respectively ................................       (51,796)       (37,045)
     Retained earnings ............................................     1,408,852      1,544,885
     Accumulated other comprehensive loss .........................            (8)          (725)
                                                                       -----------    -----------
             Total stockholders' equity ...........................     2,017,118      2,211,404
                                                                      -----------    -----------
                                                                      $ 3,954,688    $ 4,052,323
                                                                      ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                 1999          2000
                                                                             -----------    -----------
Cash flows from operating activities:
     Net income ..........................................................   $    99,579    $   136,033
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Depreciation and amortization ...................................        31,652         42,079
         Provision for uncollectible accounts receivable .................         4,004          6,957
         Deferred income taxes ...........................................        (3,553)         8,189
         Other, net ......................................................           192         (1,775)
         Changes in operating assets and liabilities:
            Accounts receivable ..........................................        37,677        (12,663)
            Inventory ....................................................         3,445         35,015
            Other current assets .........................................         7,969         28,277
            Accounts payable .............................................       (87,153)       (95,603)
            Accrued liabilities ..........................................        19,361       (100,430)
            Accrued royalties ............................................       (27,083)        12,594
            Other current liabilities ....................................        39,508         99,520
            Warranty and other liabilities ...............................         4,737           (522)
                                                                             -----------    -----------
                  Net cash provided by operating activities ..............       130,335        157,671
                                                                             -----------    -----------
Cash flows from investing activities:
     Capital expenditures ................................................       (67,550)       (79,885)
     Investment in unconsolidated affiliates .............................       (77,615)       (23,000)
     Purchases of available-for-sale securities ..........................       (42,829)       (14,305)
     Proceeds from maturities of available-for-sale securities ...........        36,515         47,747
     Purchase of financing receivables ...................................          --         (157,976)
     Proceeds from repayment of financing receivables ....................          --           92,153
     Other, net ..........................................................         2,582          2,526
                                                                             -----------    -----------
         Net cash (used in) investing activities .........................      (148,897)      (132,740)
                                                                             -----------    -----------
Cash flows from financing activities:
     Share repurchases ...................................................       (54,731)       (37,045)
     Principal payments on long-term obligations and notes payable .......        (1,356)        (1,452)
     Stock options exercised .............................................        14,252         35,761
                                                                             -----------    -----------
         Net cash (used in) financing activities .........................       (41,835)        (2,736)
 Foreign exchange effect on cash and cash equivalents ....................        (1,202)         2,782
                                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents .....................       (61,599)        24,977
Cash and cash equivalents, beginning of period ...........................     1,169,810      1,127,654
                                                                             -----------    -----------
Cash and cash equivalents, end of period .................................   $ 1,108,211    $ 1,152,631
                                                                             ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL:

     The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. COMPREHENSIVE INCOME:

     Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

     Comprehensive income (loss) for the three months ended March 31, 1999 and 2000 was as follows:

                                                                Three Months Ended
                                                                     March 31,
                                                                 1999          2000
                                                               ---------    ---------
                                                                   (in thousands)
                                                                    (Unaudited)
Comprehensive income:
Net income ................................................    $  99,579     $ 136,033
Foreign currency translation ..............................       (2,046)          495
Unrealized gain (loss) on available-for-sale securities ...          358        (1,212)
                                                               ---------     ---------
                                                               $  97,891     $ 135,316
                                                               =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. SHARE AND PER SHARE INFORMATION:

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period.

     The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share.

                                                            Three Months Ended
                                                                 March 31,
                                                              1999       2000
                                                            --------   --------
                                                             (in thousands)
                                                               (Unaudited)

Net income for basic and diluted earnings per share .....   $ 99,579   $136,033
Weighted average shares for basic earnings per share ....    312,994    320,013
Dilutive effect of stock options ........................      8,200     12,528
                                                            --------   --------
Weighted average shares for diluted earnings per share...    321,194    332,541
                                                            ========   ========


4. SELECTED BALANCE SHEET INFORMATION:
                                                       December 31,   March 31,
                                                          1999         2000
                                                        ---------    ---------
                                                            (in thousands)
                                                                    (Unaudited)
Accounts receivable, net:
     Accounts receivable ...........................    $ 662,811    $ 668,502
     Less allowance for uncollectible accounts .....      (16,472)     (16,457)
                                                        ---------    ---------
                                                        $ 646,339    $ 652,045
                                                        =========    =========

Inventory:
     Components and subassemblies ..................    $ 183,321    $ 148,220
     Finished goods ................................        8,549        8,635
                                                        ---------    ---------
                                                        $ 191,870    $ 156,855
                                                        =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

6. STRATEGIC INVESTMENTS AND ALLIANCES:

     During the first quarter of 1999, the Company paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The Company subsequently sold half of that interest to a third party. During the first quarter of 2000, the Company issued 537,554 shares of common stock to exercise its option to purchase the remaining 80.1% interest. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $135 million, which includes the cost basis of the original investment and liabilities assumed, has been allocated primarily to goodwill that is being amortized over a ten year period. Pro forma statements of operations reflecting the acquisition of NECX are not shown as they would not differ materially from reported results.

     During the first quarter of 2000, the Company announced an agreement with OfficeMax, Inc. that provides for the installation of a Gateway store inside of all OfficeMax locations in the United States. As a part of this transaction, the Company invested $50 million in OfficeMax, Inc. convertible preferred stock on April 28, 2000.

7. SEGMENT DATA:

     The Company's segments are based on the geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe Middle East, Africa (EMEA); and Asia Pacific (A-P). Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis. Certain non-segment operating expenses for prior periods have been reclassified to segment specific operating expenses to conform with current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The following table sets forth summary information by segment:


                                                Three Months Ended March 31,
                                                 1999                  2000
                                              -----------           -----------
                                                      (in thousands)
                                                        (Unaudited)
Net sales:
  United States
    Consumer .......................          $ 1,041,302           $ 1,319,992
    Business .......................              750,215               610,658
                                              -----------           -----------
                                                1,791,517             1,930,650
  EMEA .............................              141,776               186,233
  A-P ..............................              170,118               215,573
  Non-segment ......................                 --                   5,428
                                              -----------           -----------
    Consolidated ...................          $ 2,103,411           $ 2,337,884
                                              ===========           ===========

Operating income:
  United States
    Consumer .......................          $   102,997           $   171,254
    Business .......................              128,644                80,204
                                              -----------           -----------
                                                  231,641               251,458
  EMEA .............................               (1,389)                2,215
  A-P ..............................               12,477                14,232
  Non-segment ......................             (101,922)              (74,704)
                                              -----------           -----------
   Consolidated ....................          $   140,807           $   193,201
                                              ===========           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated position, results of operations and cash flows, including the factors discussed or referenced below.

RESULTS OF OPERATIONS

     Gateway's strong financial performance for the quarter was demonstrated by operating income growth of 37%, more than three times revenue growth of 11% over the first quarter of 1999. Financial performance was driven by strong revenue growth in the consumer segment, Europe and Asia, and continued margin improvement from productivity initiatives and beyond the box expansion. The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and such data expressed as a percentage of net sales:

                                                  For the Three Months Ended March 31,
                                                  1999          Increase         2000
                                               ----------      ----------     ----------
                                                         (dollars in thousands)
Net sales ..................................   $2,103,411            11%      $2,337,884
Gross profit ...............................   $  450,504            17%      $  528,137
  Percentage of net sales ..................        21.4%                          22.6%
Selling, general and administrative
    expenses................................   $  309,697             8%      $  334,936
  Percentage of net sales ..................        14.7%                          14.3%
Operating income ...........................   $  140,807            37%      $  193,201
  Percentage of net sales ..................         6.7%                           8.3%
Net income .................................   $   99,579            37%      $  136,033

Net Sales
---------

     Gateway consolidated net sales increased to $2.3 billion in the first quarter of 2000, representing a 16% and 11% increase in unit shipments and sales compared to the first quarter of 1999. Domestic and international sales grew 8% and 29%, respectively, from the first quarter of 1999 to the first quarter of 2000.

     The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

                                           For the Three Months Ended March 31,
                                            1999          Change         2000
                                          ----------    ----------    ----------
                                                  (dollars in thousands)
Net sales:
  United States ....................      $1,791,517          8%      $1,936,078
  Europe, Middle East, Africa ......         141,776         31%         186,233
  Asia Pacific .....................         170,118         27%         215,573
                                          ----------       ----       ----------
  Consolidated .....................      $2,103,411         11%      $2,337,884
                                          ==========       ====       ==========

     In the United States, net sales growth was led by the consumer segment with an increase of 27% over the first quarter of 1999 while the business segment declined 19% over the same period. Consumer sales growth was propelled by the growth in telephone, Gateway Country(R) store expansion and Internet sales.

Increased availability of mid-range microprocessors and motherboards allowed Gateway to better meet demand and improved close rates above historical trends. The Gateway Country stores added 38 sites during the quarter, bringing the worldwide total to 318 locations at the end of the first quarter of 2000. Through a strategic alliance announced in February, Gateway will establish a store within all OfficeMax, Inc. locations in the United States which gives the Company exclusive rights to the sale of personal computers and services within the OfficeMax stores and web site. Beyond the box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for approximately 13% of net sales and 25% of income in the first quarter of 2000, up more than 100% over the first quarter of 1999. During the quarter, the Company exercised its option to purchase the remaining 80.1% interest in NECX Direct, LLC (`NECX") which provides web capabilities and a fulfillment engine for the on-line sales of software and peripherals. The decline in business segment sales is attributable to a slower than anticipated recovery in demand from the business market due to the Year 2000 related issues.

     Sales in the European, Middle East, African ("EMEA") segment and Asia Pacific region were $186.2 million and $215.6 million, respectively, in the first quarter of 2000, representing increases of 31% and 27% over the first quarter of 1999. The growth in EMEA is driven by a combination of distribution expansion and continued beyond the box expansion. Growth in Asia Pacific is attributed to continued strong sales in Japan. In addition, the Company ended the quarter with 197 Gateway store-within-a-store outlets throughout Europe and 48 store-within-a-store outlets in the Asia Pacific region.

Gross Profit
------------

     Gross profit in the first quarter of 2000 rose to $528.1 million, an increase of approximately 17% from the comparable period in 1999. Margin productivity was driven by the diversified revenue stream provided by the Company's beyond the box strategy discussed above, a decrease in the cost of Direct Random Access Memory (DRAM), effective PC pricing management and aggressive supplier management. As a percentage of sales, gross profit for the first quarter 2000 was 22.6%, up from 21.4% in the first quarter of 1999, representing the ninth consecutive quarter of year over year gross profit improvement.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general & administrative ("SG&A") expenses increased 8% over the first quarter of 1999 to $334.9 million in the first quarter of 2000. SG&A productivity gains drove SG&A to 14.3% of sales for the first quarter of 2000 compared to 14.7% for the same period in 1999. Strategic investments were made in the Gateway Country(R) store and international expansion discussed above. The Company has launched Six Sigma initiatives to re-engineer core processes and limit headcount additions to further increase SG&A productivity.

Operating Income
----------------

     Operating income increased more than three times revenue growth to $193.2 million, representing an increase of 37% over the first quarter of 1999. As discussed above, operating income was favorably impacted by gross margin improvement and effective expense productivity. As a percentage of sales, operating income increased to 8.3% from 6.7% in the first quarter of 1999. Recurring profits from the beyond the box strategy, including Internet access and portal income, financing and warranty revenue totaled 15% of first quarter operating income. The net result is that profit per box increased 18% over the first quarter of 1999. Operating income for the consumer and business segments in the United States was $171.3 million and $80.2 million, respectively, in the first quarter of 2000. The consumer segment operating profit growth was 66% over the first quarter of 1999 while the business segment operating income declined 38% in the same period.

Other Income
------------

     Other income, net includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $17.7 million in the first quarter of 2000 from $14.8 million in the first quarter of 1999, primarily due to the additional investment income generated by increases in cash balances and marketable securities.

Income Taxes
------------

     The Company's annualized effective tax rate decreased to 35.5% for the first quarter of 2000 from the 36.0% recorded in the first quarter of 1999. The effective tax rate for 2000 is consistent with the 1999 annual effective rate which reflects a favorable impact from shifts in the geographic distribution of the Company's earnings.

Liquidity and Capital Resources
-------------------------------

     The following table presents selected financial statistics and information for the periods indicated:

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                      1999            2000
                                                   -----------      ------------
                                                     (dollars in thousands)
Cash and marketable securities ...............     $ 1,273,348      $ 1,328,440
Days of sales in accounts receivable .........              22               25
Days inventory on hand .......................               9                9
Days in accounts payable .....................              34               40
Cash conversion cycle ........................              (3)              (6)


     At March 31, 2000, the Company had cash and cash equivalents of $1.2 billion, marketable securities of $175.8 million and an unsecured committed credit facility with certain banks aggregating $300.0 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At March 31, 2000, no amounts were outstanding under the revolving line of credit. Approximately $1.75 million was committed to support outstanding standby letters of credit. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

     The Company generated $157.7 million in cash from operations during the first quarter of 2000, including $191.5 million of net income adjusted for non-cash items. Other significant factors affecting available cash include a decrease in inventory levels of $35.0 million, offset by a decrease in accounts payable and other accrued liabilities of $83.9 million. The Company used approximately $79.9 million for the construction of new facilities, information systems and equipment and $65.8 million to purchase financing receivables, net of proceeds received for payment, and generated $33.4 million from the proceeds from maturities of available for sale securities, net of purchases. As discussed previously, the Company continued to expand the retail Gateway Country(R) stores bringing the total number of stores worldwide to 318 as of March 31, 2000. The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

     At March 31, 2000, the Company had long-term indebtedness and capital lease obligations of approximately $7.0 million. These obligations relate principally to the Company's investments in equipment and facilities.

     During the first quarter of 2000, the Company announced an agreement with OfficeMax, Inc. that provides for the installation of a Gateway store inside of all OfficeMax locations in the United States. As a part of this transaction, the Company invested $50 million in OfficeMax, Inc. convertible preferred stock on April 28, 2000.

New Accounting Pronouncements
-----------------------------

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the second quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

Factors That May Affect Future Results
--------------------------------------

     Factors that could impact the Company's business, consolidated financial results of operations and cash flows and cause future results to differ from the Company's expectations include the following: competitive market conditions; component supply shortages; short product cycles; access to technology; infrastructure requirements; risks of international expansion; foreign currency fluctuations; the success of e-commerce; risks of minority investments; risks of acquisitions and joint ventures; increased inventory costs; and changes in customer or geographic sales mix; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and other filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in the Company's exposure to foreign currency risks since December 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

              Exhibit
                No.         Description of Exhibits
              -------       -----------------------
               3.1          Amended and Restated Bylaws of Gateway, Inc.

              27.1          Financial Data Schedule, filed herewith.

         (b)  REPORTS ON FORM 8-K:

              A Report on Form 8-K was filed by the Company on February 4, 2000 pursuant to Item 5 reporting a dividend of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on February 4, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GATEWAY, INC.


Date:  May 15, 2000                  By: /s/ John J. Todd
                                         -------------------------------
                                         John J. Todd
                                         Senior Vice President and Chief
                                         Financial Officer
                                           (authorized officer and
                                           chief accounting officer)

                               INDEX TO EXHIBITS

    Exhibit
      No.         Description of Exhibits
    -------       -----------------------
       3.1         Amended and Restated Bylaws of Gateway, Inc.

      27.1        Financial Data Schedule