Form 10-Q
period 2000-06-30
GATEWAY INC
filed 2000-08-14
CIK 895812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                                      ----------------  ---------------

                         COMMISSION FILE NUMBER 0-22784

                                  GATEWAY, INC.
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                 42-1249184
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
                                              ---    ---

         As of August 9, 2000, there were 322,257,139 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of August 9, 2000, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                            I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------------- -----------------------------------------
                                                        1999                 2000                  1999                  2000
                                                 ------------------- --------------------- --------------------- -------------------
Net sales                                            $  1,912,109          $  2,141,875          $  4,015,520          $  4,479,759
Cost of goods sold                                      1,490,723             1,643,546             3,143,630             3,453,293
                                                 ------------------- --------------------- --------------------- -------------------
     Gross profit                                         421,386               498,329               871,890             1,026,466
Selling, general and administrative expenses              298,463               329,688               608,159               664,625
                                                 ------------------- --------------------- --------------------- -------------------
     Operating income                                     122,923               168,641               263,731               361,841
Other income, net                                          16,491                19,945                31,275                37,649
                                                 ------------------- --------------------- --------------------- -------------------
     Income before income taxes                           139,414               188,586               295,006               399,490
Provision for income taxes                                 50,189                66,948               106,202               141,819
                                                 ------------------- --------------------- --------------------- -------------------
     Net income                                      $     89,225          $    121,638          $    188,804          $    257,671
                                                 =================== ===================== ===================== ===================

Share and per share information:
     Net income per share:
        Basic                                        $       0.28          $       0.38          $       0.60          $       0.80
                                                 =================== ===================== ===================== ===================
        Diluted                                      $       0.28          $       0.37          $       0.59          $       0.78
                                                 =================== ===================== ===================== ===================
     Weighted average shares outstanding:
        Basic                                             312,886               321,265               312,940               320,639
                                                 =================== ===================== ===================== ===================
        Diluted                                           320,314               331,727               320,754               332,076
                                                 =================== ===================== ===================== ===================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000
               (in thousands, except share and per share amounts)


                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      1999             2000
                                                                                 ---------------  ----------------
                                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $   1,127,654    $       732,261
     Marketable securities                                                             208,717            206,688
     Accounts receivable, net                                                          646,339            658,677
     Inventory                                                                         191,870            210,351
     Other                                                                             522,225            471,835
                                                                                 ---------------  ----------------
             Total current assets                                                    2,696,805          2,279,812
Property, plant and equipment, net                                                     745,660            821,181
Intangibles, net                                                                        52,302            177,111
Other assets                                                                           459,921            798,939
                                                                                 ---------------  ----------------
                                                                                 $   3,954,688    $     4,077,043
                                                                                 ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term obligations               $       5,490    $         4,244
     Accounts payable                                                                  898,436            739,772
     Accrued liabilities                                                               609,132            450,105
     Accrued royalties payable                                                         153,840            167,338
     Other current liabilities                                                         142,812            220,996
                                                                                 ---------------  ----------------
             Total current liabilities                                               1,809,710          1,582,455
Long-term obligations, net of current maturities                                         2,998              1,286
Warranty and other liabilities                                                         124,862            150,751
                                                                                 ---------------  ----------------
             Total liabilities                                                       1,937,570          1,734,492
                                                                                 ---------------  ----------------

Commitments and Contingencies (Note 5)
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares authorized; none
       issued and outstanding                                                                -                  -
     Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
       authorized; none issued and outstanding                                               -                  -
     Common Stock, $.01 par value, 1,000,000 shares authorized;
       320,016 shares and 322,363 shares issued
        in 1999 and 2000, respectively                                                   3,200              3,224
     Additional paid-in capital                                                        656,870            691,148
     Treasury stock, at cost, 730 shares and 198 shares                                (51,796)           (11,767)
        in 1999 and 2000, respectively
     Retained earnings                                                               1,408,852          1,666,524
     Accumulated other comprehensive income                                                 (8)            (6,578)
                                                                                 ---------------  ----------------
             Total stockholders' equity                                              2,017,118          2,342,551
                                                                                 ---------------  ----------------
                                                                                 $   3,954,688    $     4,077,043
                                                                                 ===============  ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                              GATEWAY, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                              (in thousands)
                                               (Unaudited)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------------
                                                                              1999              2000
                                                                        -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $ 188,804         $ 257,671
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                          65,256            90,664
         Provision for uncollectible accounts receivable                         6,564             9,394
         Deferred income taxes                                                 (25,725)           (6,983)
         Other, net                                                                518            (2,736)
         Changes in operating assets and liabilities:
            Accounts receivable                                                (32,594)          (21,732)
            Inventory                                                           46,472           (18,481)
            Other assets                                                       (29,900)           35,399
            Accounts payable                                                    (6,102)         (159,822)
            Accrued liabilities                                                 51,687          (161,576)
            Accrued royalties                                                   (5,713)           13,498
            Other current liabilities                                            9,363           111,866
            Other liabilities                                                      581            23,287
                                                                        -----------------  ----------------
                  Net cash provided by operating activities                    269,211            170,449
                                                                        -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (151,833)         (153,579)
     Investments in unconsoliated entities                                     (91,726)         (246,900)
     Purchases of available-for-sale securities                                (82,739)          (73,665)
     Proceeds from maturity of available-for-sale securities                    73,787            76,941
     Purchase of financing receivables                                         (66,024)         (323,124)
     Proceeds from repayment of financing receivables                                -           196,198
     Purchase of note receivable                                                     -           (50,000)
     Other, net                                                                  1,408             2,372
                                                                        -----------------  ----------------
         Net cash used in investing activities                                (317,127)         (571,757)
                                                                        -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                (70,784)          (37,045)
     Principal payments on long-term obligations and notes payable              (8,015)           (2,958)
     Stock options exercised                                                    21,133            45,264
                                                                        -----------------  ----------------
         Net cash provided by (used in) financing activities                   (57,666)            5,261
Foreign exchange effect on cash and cash equivalents                            (3,308)              654
                                                                        -----------------  ----------------
Net decrease in cash and cash equivalents                                     (108,890)         (395,393)
Cash and cash equivalents, beginning of period                               1,169,810         1,127,654
                                                                        -----------------  ----------------
Cash and cash equivalents, end of period                                $    1,060,920     $     732,261
                                                                        =================  ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

         The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. COMPREHENSIVE INCOME:

         Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

         Comprehensive income for the three and six month periods ended June 30, 1999 and 2000 was as follows:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                  ---------------------------------- -------------------------------
                                                       1999              2000            1999             2000
                                                  ----------------  ---------------- --------------  ---------------
                                                                             (in thousands)
                                                                              (unaudited)
COMPREHENSIVE  INCOME:

Net income                                            $  89,225        $  121,638      $ 188,804        $ 257,671
Foreign currency translation                               (510)           (1,000)        (2,556)            (505)
Unrealized loss on available-for-sale securities           (359)           (4,853)            (1)          (6,065)
                                                  ----------------  ---------------- --------------  ---------------

Total Comprehensive Income                            $  88,356        $  115,785      $ 186,247        $ 251,101
                                                  ================  ================ ==============  ===============


3. SHARE AND PER SHARE INFORMATION:

         Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of diluted common stock equivalents and the weighted average number of common shares outstanding during the period.

         The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                  ---------------------------------- -------------------------------
                                                       1999              2000            1999             2000
                                                  ----------------  ---------------- --------------  ---------------
                                                                               (unaudited)
                                                                             (in thousands)
Net income for basic and diluted
   earnings per share                                $     89,225      $    121,638     $  188,804      $   257,671
                                                  ================  ================ ==============  ===============
Weighted average shares for basic
   earnings per share                                     312,886           321,265        312,940          320,639
Dilutive effect of stock options                            7,428            10,462          7,814           11,437
                                                  ----------------  ---------------- --------------  ---------------
Weighted average shares for diluted
   earnings per share                                     320,314           331,727        320,754          332,076
                                                  ================  ================ ==============  ===============


4. SELECTED BALANCE SHEET INFORMATION:


                                                       DECEMBER 31,         JUNE 30,
                                                          1999                2000
                                                    ------------------  ------------------
                                                                  (unaudited)
                                                                 (in thousands)
Accounts receivable, net:
     Accounts receivable                            $        662,811    $        672,054
     Less allowance for uncollectible accounts               (16,472)            (13,377)
                                                    ------------------  ------------------
                                                    $        646,339    $        658,677
                                                    ==================  =================

Inventory:
     Components and subassemblies                   $        183,321    $        201,379
     Finished goods                                            8,549               8,972
                                                    ------------------  -----------------
                                                    $        191,870    $        210,351
                                                    ==================  =================


5. CONTINGENCIES:

         The Company is a party to various lawsuits and administrative proceedings arising in the ordinary course of its business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

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

         During the second quarter of 2000, the Company entered into an agreement with OfficeMax, Inc. that provides for the installation of a Gateway store inside of all OfficeMax locations in the United States. As a part of this transaction, the Company invested $50 million in OfficeMax, Inc. convertible preferred stock on April 28, 2000. In addition, the Company entered into an agreement with Consumer Financial Network ("CFN") to jointly market PCs, Internet access, financing, training and other PC-related products and services to corporations providing their employees with Internet-based services both in the office and at home. As part of this transaction, the Company invested $150 million in CFN convertible preferred stock.

7. SEGMENT DATA:

         The Company's segments are based on geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific (AP). Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis. Certain net sales and operating expenses for prior periods have been reclassified to conform with current year presentation.

        The following table sets forth summary information by segment:


                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                          ------------------------------------    ----------------------------------
                                                1999               2000                1999               2000
                                          ------------------  ----------------    ---------------    ---------------
                                                                       (in thousands)
                                                                         (unaudited)
Net sales:
  United States:
    Consumer                                    $   795,956      $  1,048,115       $  1,897,406       $  2,368,107
    Business                                        819,005           735,590          1,509,072          1,346,248
                                          ------------------  ----------------    ---------------    ---------------
                                                  1,614,961         1,783,705          3,406,478          3,714,355
  EMEA                                              112,193           135,158            253,969            321,391
  AP                                                184,955           222,097            355,073            437,670
  Non-segment                                             -               915                  -              6,343
                                          ------------------  ----------------    ---------------    ---------------

  Consolidated                                  $ 1,912,109      $  2,141,875       $  4,015,520       $  4,479,759
                                          ==================  ================    ===============    ===============

Operating income:
  United States:
    Consumer                                    $    53,269      $    139,954       $    149,652       $    311,208
    Business                                        139,619           112,595            253,400            197,799
                                          ------------------  ----------------    ---------------    ---------------
                                                    192,888           252,549            403,052            509,007
  EMEA                                               (5,998)           (4,211)            (7,387)            (1,996)
  AP                                                 13,636             9,987             26,113             24,220
  Non-segment                                       (77,603)          (89,684)          (158,047)          (169,390)
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                                  $   122,923      $    168,641       $    263,731       $    361,841
                                          ==================  ================    ===============    ===============


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

RESULTS OF OPERATIONS

         Strong consumer growth and strong international sales coupled with expansion of beyond the box revenue, decreasing component costs, and improved productivity drove net income to $122 million a 36% increase over the same period in 1999. The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:


                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                             JUNE 30,                                     JUNE 30,
                             ------------------------------------------  -------------------------------------------
                                  1999         CHANGE        2000             1999         CHANGE         2000
                             ---------------- ---------- --------------  ---------------- ---------- ---------------
                                                             (dollars in thousands)
Net sales                        $ 1,912,109      12.0%    $ 2,141,875       $ 4,015,520      11.6%      $4,479,759
Gross profit                         421,386      18.3%        498,329           871,890      17.7%       1,026,466
  Percentage of net sales              22.0%                     23.3%             21.7%                      22.9%
Selling, general and
  administrative expenses            298,463      10.5%        329,688           608,159       9.3%         664,625
  Percentage of net sales              15.6%                     15.4%             15.2%                      14.8%
Operating income                     122,923      37.2%        168,641           263,731      37.2%         361,841
  Percentage of net sales               6.4%                      7.9%              6.6%                       8.1%
Net income                       $    89,225      36.3%    $   121,638       $   188,804      36.5%      $  257,671


NET SALES

         Gateway consolidated net sales increased to $2.1 billion and $4.5 billion in the second quarter and first six months of 2000, respectively, representing an increase in unit shipments of 17% over the comparable periods of 1999. For the second quarter, domestic sales grew by 11% while international sales increased by 20% during the same period.

         The following table summarizes the Company's net sales, for the periods indicated, by geographic region:


                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                           JUNE 30,                                      JUNE 30,
                         --------------------------------------------- ---------------------------------------------
                              1999         CHANGE          2000             1999           CHANGE         2000
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
                                                           (dollars in thousands)
Net sales
  United States             $ 1,614,961    10.5%          $ 1,784,620      $ 3,406,478      9.2%         $3,720,698
  EMEA                          112,193    20.5%              135,158          253,969     26.6%            321,391
  AP                            184,955    20.1%              222,097          355,073     23.3%            437,670
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
  Consolidated              $ 1,912,109    12.0%          $ 2,141,875      $ 4,015,520     11.6%         $4,479,759
                         =============== =========== ================= ================  =========== ===============


         In the United States, net sales growth was led by the consumer segment with an increase of 32% over the second quarter of 1999 while the business segment declined 10%. Consumer sales growth was driven by growth in telephone, Gateway Country-Registered Trademark- store expansion and Internet sales. The Gateway Country stores retail channel added 31 stand-alone locations bringing the worldwide total to 349 locations at the end of the second quarter of 2000. In addition to the new Gateway Country store locations, the Company continued to develop the OfficeMax, Inc. strategic alliance by opening Gateway Country stores inside of 92 OfficeMax stores by quarter's end, an increase of 80 from the end of the first quarter of 2000. Beyond-the-box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for 40% of income for the second quarter of 2000, up over 100% from the second quarter of 1999. Gateway's sales to businesses declined 10% in the second quarter compared with last year as the Company continued to refocus its efforts on sales to small and medium businesses and government and education institutions, which are Gateway's core target markets in the business space. Sequentially, Gateway Business performance showed improvement over the first quarter sales decline of 19% and management is targeting flat growth in the third quarter and positive growth in the fourth quarter of 2000.

         Sales in the European, Middle East, African ("EMEA") segment and Asia Pacific region were $135.2 million and $222.1 million, respectively, in the second quarter of 2000, representing increases of 21% and 20%, respectively, over the second quarter of 1999. The growth in EMEA and Asia Pacific was due to the expansion in the number of store-with-in-a-store outlets as the Company ended the quarter with 230 retail outlets in EMEA and 87 in Asia Pacific.

GROSS PROFIT

         Gross profit in the second quarter of 2000 increased 18% over the comparable period of 1999 to $498.3 million and increased 18% over the first six months of 1999 to $1.0 billion. Margin productivity was driven by the diversified revenue stream provided by the Company's beyond-the-box strategy discussed above, favorable component prices, effective PC pricing management and productivity gains from Six Sigma initiatives. As a percentage of sales, gross profit for the second quarter of 2000 was 23.3%, up from 22.0% in the second quarter of 1999, representing the tenth consecutive quarter of year-over-year gross profit improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 2000 increased 11% and 9%, respectively, compared to the same periods of 1999. SG&A productivity gains kept SG&A expenses at 15.4% of sales, flat to the same period in 1999, despite continued strategic investments in the Gateway Country-Registered Trademark-store and international expansion discussed above. The Company has launched several Six Sigma initiatives to re-engineer core processes and limit headcount additions to further increase SG&A productivity.

OPERATING INCOME

         Operating income increased more than three times revenue growth to $168.6 million, representing an increase of 37% over the second quarter of 1999. As discussed above, operating income was favorably impacted by gross margin improvement and effective expense productivity. As a percentage of sales, operating income increased to 7.9% from 6.4% in the second quarter of 1999. Recurring profits from the beyond-the-box strategy, including Internet access and portal income, financing and warranty revenue totaled 20% of second quarter operating income. Operating income for the consumer and business segments in the United States was $140.0 million and $112.6 million, respectively, in the second quarter of 2000. Consumer segment operating profit growth was 163% over the second quarter of 1999 while the business segment operating income declined 19% in the same period. For the first six months of 2000, operating income was $361.8 million, an increase of 37% over the first six months of 1999.

OTHER INCOME

         Other income includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income increased to $19.9 million from $16.5 million in the same period of 1999. For the first six months of 2000, other income increased to $37.6 million from $31.3 million reported in the comparable 1999 period. The increases were primarily due to the additional investment income generated by cash balances and marketable securities.

INCOME TAXES

         The Company's annualized effective tax rate was 35.5% for the second quarter of 2000, a decrease from the 36% rate for the second quarter of 1999. The effective tax rate for 2000 is consistent with the 1999 annual effective rate which reflects a favorable impact from shifts in the geographic distribution of the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents selected financial statistics and information for the periods indicated:


                                                                    THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------------
                                                               1999                             2000
                                                  --------------------------------   ----------------------------
                                                                      (dollars in thousands)
      Cash and marketable securities                        $ 1,228,319                       $ 938,949
      Days of sales in accounts receivable                           28                              28
      Days inventory on hand                                          8                              10
      Days in accounts payable                                       43                              41
      Cash conversion cycle                                          (7)                             (3)


         At June 30, 2000, the Company had cash and cash equivalents of $732.3 million, marketable securities of $206.7 million and an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At June 30, 2000, no amounts were outstanding under the revolving line of credit. The Company has a universal shelf registration statement which contemplates that the Company may from time to time sell up to $1.0 billion of debt or equity securities, which will provide the Company with greater flexibility to respond to acquisition and market opportunities. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

         The Company generated $170.5 million in cash from operations during the first six months of the year, including $348.0 million of net income adjusted for non-cash items. Other significant factors affecting available cash include an increase in inventory levels of $18.5 million, a decrease of accounts payable and other liabilities of $172.7 million and a $21.7 million increase in accounts receivable. The Company used approximately $153.6 million for the construction of new facilities, information systems and equipment and $126.9 million to purchase financing receivables, net of proceeds received for payment, and $246.9 million in investment in unconsolidated entities, which includes $150 million in Consumer Financial Network convertible preferred stock and $50 million of Office Max, Inc. convertible preferred stock. As discussed previously, the Company continued to expand the retail Gateway Country-Registered Trademark- stores bringing the total number of stores worldwide to 349 as of June 30, 2000. The Company anticipates that it will retain all earnings to its stockholders as dividends.

         At June 30, 2000, the Company had long-term indebtedness and capital lease obligations of approximately $5.5 million. These obligations relate principally to the Company's investments in equipment and facilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's financial position or results of operations.

      In December 1999, the Securities and Exchanges Commission issues Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: competitive market conditions; component supply shortages; short product cycles; access to technology; infrastructure requirements; risks of international expansion; foreign currency fluctuations; the success of e-commerce; risks of minority investments; risks of acquisitions and joint ventures; increased inventory costs; and changes in customer or geographic sales mix; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and other filings with the Securities and Exchange Commission.

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

ITEM 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on May 18, 2000. At the meeting, stockholders elected three Class I directors of the Company and approved the Gateway, Inc. 2000 Equity Incentive Plan. The results of stockholder voting are as follows:


                                                  Votes              Votes            Withheld/           Broker
                                                   For              Against          Abstentions        Non-Votes
1.     Election of Directors
           Charles G. Carey                    274,358,165                           10,206,556
           James F. McCann                     274,344,115                           10,220,606
           Theodore W. Waitt                   273,206,803                           11,357,918

2.     Approval of the Gateway, Inc.
       2000 Equity Incentive Plan
                                               175,786,157        72,393,432          1,680,740         34,704,392


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:


    EXHIBIT
      NO.                         DESCRIPTION OF EXHIBITS
    -------                       -----------------------
     10.18     Gateway, Inc. 2000 Equity Incentive Plan, filed herewith

     27.1      Financial Data Schedule, filed herewith

     (b)  REPORTS ON FORM 8-K:


         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GATEWAY, INC.


Date: August 14, 2000             By:   /s/ John J. Todd
                                        ----------------------------------
                                        John J. Todd
                                        Senior Vice President &
                                        Chief Financial Officer
                                        (authorized officer and
                                        chief accounting officer)


    EXHIBIT
      NO.                  INDEX TO EXHIBITS
      ---                  -----------------
     10.18     Gateway, Inc. 2000 Equity Incentive Plan, filed herewith

     27.1      Financial Data Schedule, filed herewith
