Form 10-Q
period 2000-09-30
GATEWAY INC
filed 2000-11-14
CIK 895812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Transition Period From_________ to__________

                         COMMISSION FILE NUMBER 0-22784

                         ------------------------------

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

     As of November 9, 2000, there were 323,346,222 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of November 9, 2000, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

                            I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                                  GATEWAY, INC.
                         CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------  ------------------------------------------
                                                  1999                  2000                    1999                 2000
                                            ------------------  ----------------------  --------------------- --------------------

Net sales                                      $  2,178,496            $    2,530,093        $   6,194,016          $   7,009,852
Cost of goods sold                                1,698,447                 1,946,489            4,842,077              5,399,782
                                            ------------------  ----------------------  --------------------- --------------------
     Gross profit                                   480,049                   583,604            1,351,939              1,610,070
Selling, general and administrative expenses        321,270                   364,477              929,429              1,029,101
                                            ------------------  ----------------------  --------------------- --------------------
     Operating income                               158,779                   219,127              422,510                580,969
Other income, net                                    18,020                    17,482               49,295                 55,131
                                            ------------------------------------------  --------------------- --------------------
     Income before income taxes                     176,799                   236,609              471,805                636,100
Provision for income taxes                           63,648                    83,996              169,850                225,815
                                            ------------------  ----------------------  --------------------- --------------------
     Net income                                $    113,151            $      152,613        $     301,955          $     410,285
                                            ==================  ======================  ===================== ====================
Share and per share information:
     Net income per share:
        Basic                                  $       0.36            $         0.47        $        0.96          $        1.28
                                            ==================  ======================  ===================== ====================
        Diluted                                $       0.35            $         0.46        $        0.94          $        1.24
                                            ==================  ======================  ===================== ====================
     Weighted average shares outstanding:
        Basic                                       313,719                   322,408              313,203                321,221
                                            ==================  ======================  ===================== ====================
        Diluted                                     323,912                   333,681              321,755                332,348
                                            ==================  ======================  ===================== ====================

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                    (in thousands, except per share amounts)

                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                     1999              2000
                                                                                ---------------- -----------------
                                                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  1,127,654      $    849,998
     Marketable securities                                                              208,717           132,874
     Accounts receivable, net                                                           646,339           741,155
     Inventory, net                                                                     191,870           199,643
     Other                                                                              522,225           668,212
                                                                                ---------------- -----------------
             Total current assets                                                     2,696,805         2,591,882
Property, plant and equipment, net                                                      745,660           840,271
Intangibles, net                                                                         52,302           171,873
Other assets                                                                            459,921           858,489
                                                                                ---------------- -----------------
                                                                                   $  3,954,688      $  4,462,515
                                                                                ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $    898,436      $    908,707
     Accrued liabilities                                                                609,132           513,539
     Accrued royalties                                                                  153,840           133,040
     Other current liabilities                                                          148,302           199,694
                                                                                ---------------- -----------------
             Total current liabilities                                                1,809,710         1,754,980
Long-term obligations, net of current maturities                                          2,998             2,796
Warranty and other noncurrent liabilities                                               124,862           153,407
                                                                                ---------------- -----------------
             Total liabilities                                                        1,937,570         1,911,183
                                                                                ---------------- -----------------

Contingencies (Note 6)

Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares authorized; none
       issued                                                                                 -                 -
     Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
       authorized; none issued                                                                -                 -
     Common Stock, $.01 par value, 1,000,000 shares authorized; 320,016 shares
     and 323,153 shares issued in 1999 and 2000, respectively                             3,200             3,232
     Additional paid-in capital                                                         656,870           735,251
     Treasury stock, at cost, 730 shares in 1999                                        (51,796)                -
     Retained earnings                                                                1,408,852         1,819,137
     Accumulated other comprehensive loss                                                    (8)           (6,288)
                                                                                ---------------- -----------------
             Total stockholders' equity                                               2,017,118         2,551,332
                                                                                ---------------- -----------------
                                                                                   $  3,954,688      $  4,462,515
                                                                                ================ =================

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (in thousands)
                                   (Unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------------
                                                                              1999                2000
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 301,955          $  410,285
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                          99,458             139,942
         Provision for uncollectible accounts receivable                        17,617              15,087
         Deferred income taxes                                                 (13,252)             (6,517)
         Other, net                                                                367              (4,400)
         Changes in operating assets and liabilities:
            Accounts receivable                                               (167,342)           (109,903)
            Inventory                                                           (4,119)             (7,773)
            Other assets                                                       (77,353)            (37,696)
            Accounts payable                                                   145,090               9,563
            Accrued liabilities                                                105,636             (97,985)
            Accrued royalties                                                   (9,210)            (20,800)
            Other current liabilities                                           38,554             111,291
            Other liabilities                                                      464              25,910
                                                                        -----------------   -----------------
                  Net cash provided by operating activities                    437,865             427,004
                                                                        -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (240,914)           (236,591)
     Investment in unconsolidated entities                                    (128,298)           (246,900)
     Purchases of available-for-sale securities                               (126,890)            (80,968)
     Proceeds from maturity of available-for-sale securities                    85,304                   -
     Proceeds from sales of available-for-sale securities                            -             157,154
     Purchase of financing receivables, net of repayments                     (146,991)           (276,528)
     Purchase of note receivable                                                     -             (62,500)
     Other, net                                                                 (1,841)              1,539
                                                                        -----------------   -----------------
         Net cash used in investing activities                                (559,630)           (744,794)
                                                                        -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                (70,784)            (37,045)
     Principal payments on long-term obligations and notes payable              (7,721)             (8,685)
     Stock options exercised                                                    43,879              78,632
     Proceeds from issuance of long-term obligations                                 -               3,000
     Proceeds from issuance of stock                                                 -               1,775
                                                                        -----------------   -----------------
         Net cash provided by (used in) financing activities                   (34,626)             37,677
Foreign exchange effect on cash and cash equivalents                             1,054               2,457
                                                                        -----------------   -----------------
Net decrease in cash and cash equivalents                                     (155,337)           (277,656)
Cash and cash equivalents, beginning of period                               1,169,810           1,127,654
                                                                        -----------------   -----------------
Cash and cash equivalents, end of period                                  $  1,014,473        $    849,998
                                                                        =================   =================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

         The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. FINANCE RECEIVABLES:

         Finance receivables, included in other current assets and other assets, consist of receivables due from customer installment purchases of the Company's products and services net of allowance for losses. Finance charges on the receivables are recognized using the interest method. Finance charge accruals are generally suspended on accounts when they become 60 days contractually delinquent. Receivable origination and commitment fees are deferred and amortized as a component of finance charges over the life of the related receivable.

         The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolio. The allowance is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the receivables with respect to historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer's ability to repay and general economic conditions. Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible, generally when the receivable becomes 180 days delinquent. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at September 30, 2000 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables.

3. COMPREHENSIVE INCOME:

         Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

         Comprehensive income for the three and nine month periods ended September 30, 1999 and 2000 was as follows:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                   --------------------------------- -------------------------------
                                                        1999             2000            1999             2000
                                                   ---------------- ---------------- --------------  ---------------
                                                                            (in thousands)
COMPREHENSIVE  INCOME:

Net income                                             $ 113,151        $ 152,613      $ 301,955        $ 410,285
Foreign currency translation                               5,438            2,252          2,881            1,747
Unrealized gain (loss) on available-for-sale
securities                                                 1,357           (1,962)         1,357           (8,027)
                                                   ---------------- ---------------- --------------  ---------------
Total Comprehensive income                             $ 119,946        $ 152,903      $ 306,193        $ 404,005
                                                   ================ ================ ==============  ===============

4. SHARE AND PER SHARE INFORMATION:

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

         The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ---------------------------------- -------------------------------
                                                       1999              2000            1999             2000
                                                  ----------------  ---------------- --------------  ---------------
                                                                           (in thousands)
Net income for basic and diluted
  earnings per share                                   $ 113,151        $ 152,613      $ 301,955        $ 410,285
                                                  ================  ================ ==============  ===============
Weighted average shares for basic
  earnings per share                                     313,719          322,408        313,203          321,221
Dilutive effect of stock options                          10,193           11,273          8,552           11,127
                                                  ----------------  ---------------- --------------  ---------------
Weighted average shares for diluted
  earnings per share                                     323,912          333,681        321,755          332,348

                                                  ================  ================ ==============  ===============

5. SELECTED BALANCE SHEET INFORMATION:


                                                           DECEMBER       SEPTEMBER 30,
                                                             31,
                                                            1999              2000
                                                        --------------  ------------------
                                                                 (in thousands)
Accounts receivable, net:
     Accounts receivable                                     $ 662,811           $ 756,272
     Less allowance for uncollectible accounts                 (16,472)            (15,117)
                                                        ---------------   ----------------
                                                             $ 646,339           $ 741,155
                                                        ================  ==================

Inventory:
     Components and subassemblies                            $ 183,321           $ 194,607
     Finished goods                                              8,549               5,036
                                                        ----------------  ------------------
                                                             $ 191,870            $199,643
                                                        ================  ==================
Other assets:
     Financing receivables, net of allowance for losses      $ 294,677           $ 592,244
     Investments in unconsolidated entities                    202,865             413,405
     Deferred income taxes                                     164,979             174,888
     Other                                                     319,625             346,164
                                                        ----------------  ------------------
                                                             $ 982,146          $1,526,701
     Less other current assets                                (522,225)           (668,212)
                                                       ------------------ ------------------
                                                             $ 459,921           $ 858,489
                                                        ================  ==================

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

         The following table sets forth summary information by segment:


                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                          ------------------------------------    ----------------------------------
                                                1999               2000                1999               2000
                                          ------------------  ----------------    ---------------    ---------------
                                                                       (in thousands)
                                                                         (unaudited)
Net sales:
  United States:
    Consumer                                   $  1,121,374     $   1,427,286        $ 3,018,779        $ 3,801,737
    Business                                        778,387           796,335          2,287,461          2,142,582
                                          ------------------  ----------------    ---------------    ---------------
                                                  1,899,761         2,223,621          5,306,240          5,944,319
  EMEA                                              118,835           134,204            372,803            455,596
  AP                                                159,900           172,268            514,973            609,937
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                                 $  2,178,496     $   2,530,093        $ 6,194,016        $ 7,009,852
                                          ==================  ================    ===============    ===============

Operating income:
  United States:
    Consumer                                   $    110,371     $     206,914        $   260,383        $   518,123
    Business                                        102,596           109,124            356,357            306,923
                                          ------------------  ----------------    ---------------    ---------------
                                                    212,967           316,038            616,740            825,046
  EMEA                                               (4,069)          (10,712)           (11,456)           (12,708)
  AP                                                  6,141           (8,235)             32,254             15,985
  Non-segment                                       (56,260)          (77,964)          (215,028)          (247,354)
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                                  $   158,779     $     219,127          $ 422,510        $   580,969
                                          ==================  ================    ===============    ===============

8.   NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The Company is continuing to evaluate the effect that such adoption may have on its consolidated results of operations and financial position. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption.

      In December 1999, the Securities and Exchanges Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

      In July 2000, the Emerging Issues Task Force reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that freight charges billed to customers be included in net sales. This consensus will be adopted during the fourth quarter of 2000 and will result in a reclassification of freight revenue and freight cost. The result will be an increase in net sales and cost of goods sold for all periods presented and will not have any impact on net income or earnings per share.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           SEPTEMBER 30,                               SEPTEMBER 30,
                             ------------------------------------------  -------------------------------------------
                                  1999         CHANGE        2000             1999         CHANGE         2000
                             ---------------- ---------- --------------  ---------------- ---------- ---------------
                                                             (dollars in thousands)
Net sales                        $ 2,178,496      16.1%   $ 2,530,093         $6,194,016      13.2%   $ 7,009,852
Gross profit                         480,049      21.6%       583,604          1,351,939      19.1%     1,610,070
  Percentage of net sales              22.0%                    23.1%              21.8%                    23.0%
Selling, general and
  administrative expenses            321,270      13.4%       364,477            929,429      10.7%     1,029,101
  Percentage of net sales              14.7%                    14.4%              15.0%                    14.7%
Operating income                     158,779      38.0%       219,127            422,510      37.5%       580,969
  Percentage of net sales               7.3%                     8.7%               6.8%                     8.3%
Net income                       $   113,151      34.9%   $   152,613         $  301,955      35.9%   $   410,285

NET SALES

         Gateway consolidated net sales increased to $2.5 billion and $7.0 billion in the third quarter and first nine months of 2000, respectively. For the third quarter of 2000, domestic sales grew by 17% while international sales increased by 10% as compared to the third quarter of 2000.

         The following table summarizes the Company's net sales, for the periods indicated, by geographic region:


                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        SEPTEMBER 30,                                 SEPTEMBER 30,
                         --------------------------------------------- ---------------------------------------------
                              1999         CHANGE          2000             1999           CHANGE         2000
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
                                                             (dollars in thousands)
Net sales
  United States             $ 1,899,761    17.0%          $ 2,223,621       $5,306,240     12.0%        $ 5,944,319
  Europe                        118,835    12.9%              134,204          372,803     22.2%            455,596
  Asia Pacific                  159,900     7.7%              172,268          514,973     18.4%            609,937
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
  Consolidated              $ 2,178,496    16.1%          $ 2,530,093       $6,194,016     13.2%        $ 7,009,852
                         =============== =========== ================= ================  =========== ===============

         In the United States, net sales growth was led by the consumer segment with an increase of 27% over the third quarter of 1999 while the business segment increased 2%. Consumer sales growth was driven by growth in all sales channels. The Gateway Country-Registered Trademark- stores retail channel added 35 stand-alone locations bringing the worldwide total to

384 locations at the end of the third quarter of 2000. In addition to the new Gateway Country store locations, the Company continued to develop the OfficeMax, Inc. strategic alliance by opening Gateway Country stores inside of 294 OfficeMax stores by quarter's end, an increase of 202 from the end of the second quarter of 2000. Beyond-the-box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for more than 50% of income for the third quarter of 2000. Gateway's sales to businesses increased 2% in the third quarter compared with last year as the Company continued to refocus its efforts on sales to small and medium businesses and government and education institutions, which are Gateway's core target markets in the business space. Gateway Business performance was driven by a doubling of the number of business sales representatives servicing small business in Gateway Country stores and enhanced business products and solutions, training, and local service support through the Gateway Networking Solutions Program.

         Sales in the European, Middle East, African ("EMEA") segment and Asia Pacific ("AP") region were $134.2 million and $172.3 million, respectively, in the third quarter of 2000, representing increases of 13% and 8%, respectively, over the third quarter of 1999. The growth in EMEA and AP was due to the expansion in the number of store-with-in-a-store outlets as the Company ended the quarter with 275 retail outlets in EMEA and 100 in AP.

GROSS PROFIT

         Gross profit in the third quarter of 2000 increased 22% over the comparable period of 1999 to $583.6 million and increased 19% over the first nine months of 1999 to $1.6 billion. Margin productivity was driven by the diversified revenue stream provided by the Company's beyond-the-box strategy discussed above, favorable component prices, and productivity gains from Six Sigma initiatives. As a percentage of sales, gross profit for the third quarter of 2000 was 23.1%, up from 22% in the third quarter of 1999, representing the eleventh consecutive quarter of year-over-year gross profit improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the third quarter and first nine months of 2000 increased 13% and 11%, respectively, compared to the same periods of 1999. While continuing to invest in long-term, strategic investments in Gateway Country-Registered Trademark-store and international expansion, the Company experienced a reduction in SG&A expenses as a percentage of sales versus the third quarter of 1999 due to productivity initiatives. As a percentage of sales, SG&A expenses were 14.4% for the third quarter of 2000, compared to 14.7% in the third quarter of 1999.

OPERATING INCOME

         Operating income increased more than twice revenue growth to $219.1 million, representing an increase of 38% over the third quarter of 1999. As discussed above, operating income was favorably impacted by gross margin improvement and effective expense productivity. As a percentage of sales, operating income increased to 8.7% from 7.3% in the third quarter of 1999. Recurring profits from the beyond-the-box strategy, including Internet access and portal income, financing and warranty revenue totaled more than 25% of third quarter operating income. Operating income for the consumer and business segments in the United States was $206.9 million and $109.1 million, respectively, in the third quarter of 2000. For the first nine months of 2000, operating income was $581.0 million, an increase of 38% over the first nine months of 1999.

OTHER INCOME

         Other income includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income decreased to $17.5 million from $18.0 million in the same period of 1999. For the first nine months of 2000, other income increased to $55.1 million from $49.3 million reported in the comparable 1999 period.

INCOME TAXES

         The Company's annualized effective tax rate was 35.5% for the third quarter of 2000, a decrease from the 36% rate for the third quarter of 1999. The effective tax rate for 2000 is consistent with the 1999 annual effective rate which reflects a favorable impact from shifts in the geographic distribution of the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents selected financial statistics and information for the periods indicated:

                                                                            SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                               1999                             2000
                                                  --------------------------------   ----------------------------
                                                                      (dollars in thousands)
      Cash and marketable securities                 $      1,215,025                 $        982,872
      Days of sales in accounts receivable                         29                               26
      Days inventory on hand                                        8                               10
      Days in accounts payable                                     46                               42
      Cash conversion cycle                                        (9)                              (6)

         At September 30, 2000, the Company had cash and cash equivalents of $850.0 million, marketable securities of $132.9 million and an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At September 30, 2000, no amounts were outstanding under the revolving line of credit. The Company has a universal shelf registration statement which contemplates that the Company may from time to time sell up to $1.0 billion of debt or equity securities, which will provide the Company with greater flexibility to respond to acquisition and market opportunities. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

         The Company generated $427.0 million in cash from operations during the first nine months of the year, including $554.4 million of net income adjusted for non-cash items. Other significant factors affecting available cash include an increase in inventory levels of $7.8 million, an increase of accounts payable and other liabilities of $28.0 million and a $109.9 million increase in accounts receivable. The Company used approximately $236.6 million for the construction of new facilities, information systems and equipment and $276.5 million to purchase financing receivables, net of repayment proceeds and $246.9 million in investment in unconsolidated entities, which includes $150 million in Consumer Financial Network convertible preferred stock and $50 million of Office Max, Inc. convertible preferred stock. Finance receivables, net of allowance for loan losses, increased to $592.2 million as of September 30, 2000 and is expected to continue to grow as the Company continues to finance the sale of its products and services. As discussed previously, the Company continued to expand the retail Gateway Country-Registered Trademark- stores bringing the total number of stores worldwide to 384 as of September 30, 2000. The Company anticipates that it will retain all earnings in the foreseeable future for future development of its business and will not distribute earnings to its stockholders as dividends.

         At September 30, 2000, the Company had long-term indebtedness and capital lease obligations of approximately $2.8 million. These obligations relate principally to the Company's investments in equipment and facilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The Company is continuing to evaluate the effect that such adoption may have on its consolidated results of operations and financial position. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption.

      In December 1999, the Securities and Exchanges Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

      In July 2000, the Emerging Issues Task Force reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that freight charges billed to customers be included in net sales. This consensus will be adopted during the fourth quarter of 2000 and will result in a reclassification of freight revenue and freight cost. The result will be an increase in net sales and cost of goods sold for all periods presented and will not have any impact on net income or earnings per share.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: competitive market conditions; component supply shortages; short product cycles and the ability of the Company to develop products based on new or evolving technology or new form factors such as internet appliances; access to technology; infrastructure requirements; risks of international expansion; foreign currency fluctuations; the success of e-commerce; risks of minority investments; risks of acquisitions and joint ventures; results of financing customer orders; increased inventory costs; and changes in customer or geographic sales mix; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and other filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

    EXHIBIT                             DESCRIPTION OF EXHIBITS
     NO.

     10.19   Form of Executive Officer Change of Control Compensation Agreement
     27.1    Financial Data Schedule, filed herewith.

     (b)  REPORTS ON FORM 8-K:

          No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GATEWAY, INC.

Date:  November 14, 2000       By:  /s/ John J. Todd
                                    ------------------------------------
                                    John J. Todd
                                    Senior Vice President and Chief
                                    Financial Officer (authorized
                                    officer and chief accounting officer)

    EXHIBIT                    INDEX TO EXHIBITS
      NO.

     10.19        Form of Executive Officer Change of Control Compensation
                  Agreement

      27.1        Financial Data Schedule