Form 10-Q/A
period 2000-03-31
GATEWAY INC
filed 2001-03-02
CIK 895812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The undersigned registrant hereby amends its quarterly report on Form 10-Q for the quarter ended March 31, 2000 as set forth in the pages attached hereto (see
Note 3 of the Notes to Consolidated Financial Statements and other changes herein.)

                            I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                     (in thousands, except per share amounts)
                                   (unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------------------------------
                                                                                    1999                        2000
                                                                         ---------------------------   -----------------------
                                                                                                             (restated)
               Net sales                                                              $   2,181,901              $  2,398,950
               Cost of goods sold                                                         1,752,803                 1,880,448
                                                                         ---------------------------   -----------------------
                   Gross profit                                                             429,098                   518,502
               Selling, general and administrative expenses                                 288,291                   332,238
                                                                         ---------------------------   -----------------------
                   Operating income                                                         140,807                   186,264
               Other income, net                                                             14,785                    17,599
                                                                         -----------------------------------------------------
                   Income before income taxes and cumulative effect of
                     change in accounting principle                                         155,592                   203,863
               Provision for income taxes                                                    56,013                    72,372
                                                                         ---------------------------   -----------------------
                   Net income before cumulative effect of change in
                     accounting principle                                              $     99,579              $    131,491
                                                                         ---------------------------   -----------------------
               Cumulative effect of change in accounting principle, net
                                                                                                                     (11,851)
                                                                                                  -
                                                                         ---------------------------   -----------------------
                  Net income                                                           $     99,579              $    119,640
                                                                         ---------------------------   -----------------------

               Net income per share before cumulative effect of change
                  in accounting principle:
                      Basic                                                            $       0.32              $       0.41
                                                                         ===========================   =======================
                      Diluted                                                          $       0.31              $       0.40
                                                                         ===========================   =======================

               Net income per share after cumulative effect of change
                  in accounting principle:
                      Basic                                                            $       0.32              $       0.37
                                                                         ==========================    =======================
                      Diluted                                                          $       0.31              $       0.36
                                                                         ===========================   =======================

               Weighted average shares outstanding:
                      Basic                                                                 312,994                   320,013
                                                                         ===========================   =======================
                      Diluted                                                               321,194                   332,541
                                                                         ===========================   =======================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                    (in thousands, except per share amounts)

                                                                                          DECEMBER 31,           MARCH 31,
                                                                                              1999                  2000
                                                                                        ------------------   -------------------
                                                                                                               (unaudited and
                                                                                                                 restated)
ASSETS
Current assets:
      Cash and cash equivalents                                                               $ 1,127,654          $  1,152,631
      Marketable securities                                                                       208,717               175,809
      Accounts receivable, net                                                                    646,339               524,155
      Inventory                                                                                   191,870               258,749
      Other                                                                                       522,225               528,725
                                                                                        ------------------   -------------------
               Total current assets                                                             2,696,805             2,640,069
Property, plant and equipment, net                                                                745,660               794,459
Intangibles, net                                                                                   52,302               203,869
Other assets                                                                                      459,921               414,411
                                                                                        ------------------   -------------------
                                                                                              $ 3,954,688          $  4,052,808
                                                                                        ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current maturities of long-term obligations                           $     5,490          $      5,098
      Accounts payable                                                                            898,436               805,118
      Accrued liabilities                                                                         609,132               510,553
      Accrued royalties                                                                           153,840               166,434
      Other current liabilities                                                                   142,812               212,137
                                                                                        ------------------   -------------------
               Total current liabilities                                                        1,809,710             1,699,340
Long-term obligations, net of current maturities                                                    2,998                 1,939
Warranty and other liabilities                                                                    124,862               156,518
                                                                                        ------------------   -------------------
               Total liabilities                                                                1,937,570             1,857,797
                                                                                        ------------------   -------------------

Commitments and Contingencies (Notes 7)

Stockholders' equity:
      Preferred Stock, $.01 par value, 5,000 shares authorized; none
        issued and outstanding                                                                          -                     -
      Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
        authorized; none issued and outstanding                                                         -                     -
      Common Stock, $.01 par value, 1,000,000 shares authorized;
        320,016 shares and  322,349 shares issued in
        1999 and 2000, respectively                                                                 3,200                 3,223
      Additional paid-in capital                                                                  656,870               701,066
      Treasury stock, at cost, 730 shares and 613 shares in
        1999 and 2000, respectively                                                              (51,796)              (37,045)
      Retained earnings                                                                         1,408,852             1,528,492
      Accumulated other comprehensive loss                                                            (8)                 (725)
                                                                                        ------------------   -------------------
               Total stockholders' equity                                                       2,017,118             2,195,011
                                                                                        ------------------   -------------------
                                                                                              $ 3,954,688          $  4,052,808
                                                                                        ==================   ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (in thousands)
                                   (unaudited)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------------------------
                                                                                            1999                     2000
                                                                                    ----------------------   ---------------------
                                                                                                                 (restated)
Cash flows from operating activities:
      Net income                                                                            $     99,579             $   119,640
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                                                           31,652                  42,246
          Provision for uncollectible accounts receivable                                          4,004                   6,957
          Deferred income taxes                                                                  (3,553)                   8,189
          Other, net                                                                                 192                 (1,775)
          Changes in operating assets and liabilities:
              Accounts receivable                                                                 37,677                 115,227
              Inventory                                                                            3,445                (66,879)
              Other current assets                                                                 7,969                  21,629
              Accounts payable                                                                  (87,153)                (95,603)
              Accrued liabilities                                                                 19,361               (101,284)
              Accrued royalties                                                                 (27,083)                  12,594
              Other current liabilities                                                           39,508                  97,144
              Warranty and other liabilities                                                       4,737                   (414)
                                                                                    ----------------------   ---------------------
                     Net cash provided by operating activities                                   130,335                 157,671
                                                                                    ----------------------   ---------------------
Cash flows from investing activities:
      Capital expenditures                                                                      (67,550)                (79,885)
      Investment in unconsolidated affiliates                                                   (77,615)                (23,000)
      Purchases of available-for-sale securities                                                (42,829)                (14,305)
      Proceeds from maturities of available-for-sale securities                                   36,515                  47,747
      Purchase of financing receivables                                                                -               (157,976)
      Proceeds from repayment of financing receivables                                                 -                  92,153
      Other, net                                                                                   2,582                   2,526
                                                                                    ----------------------   ---------------------
          Net cash (used in) investing activities                                              (148,897)               (132,740)
                                                                                    ----------------------   ---------------------
Cash flows from financing activities:
      Share repurchases                                                                         (54,731)                (37,045)
      Principal payments on long-term obligations and notes payable                              (1,356)                 (1,452)
      Stock options exercised                                                                     14,252                  35,761
                                                                                    ----------------------   ---------------------
          Net cash (used in) financing activities                                               (41,835)                 (2,736)
Foreign exchange effect on cash and cash equivalents                                             (1,202)                   2,782
                                                                                    ----------------------   ---------------------
Net increase (decrease) in cash and cash equivalents                                            (61,599)                  24,977
Cash and cash equivalents, beginning of period                                                 1,169,810               1,127,654
                                                                                    ----------------------   ---------------------
Cash and cash equivalents, end of period                                                      $1,108,211             $ 1,152,631
                                                                                    ======================   =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL:

           The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature, except as described in Note 3. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  REVENUE RECOGNITION:

               Effective January 1, 2000, the Company changed its revenue recognition policy consistent with the guidance contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission in December 1999. The Company's previous policy stated that revenue is recognized upon shipment of goods to customers. The new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered and other conditions have been satisfied, even though legal title has transferred upon shipment. The cumulative effect of this accounting change was $12 million, net of tax. The pro forma effect of this accounting change on prior periods is not material.

3. RESTATEMENT:

The first quarter results have been restated as follows:

                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 2000

                                                                     AS REPORTED           AS RESTATED
                                                                  -----------------     ----------------
Net sales                                                            $ 2,337,884           $2,398,950
Gross profit                                                             528,137              518,502
Operating income (loss)                                                  193,201              186,264
Net income (loss) before cumulative effect of change in
    accounting principle                                                 136,033              131,491
Cumulative effect of change in accounting principle                                            11,851
Net income                                                               136,033              119,640

The following is a summary of the restatement adjustments (in thousands):


ADJUSTMENTS IMPACTING NET INCOME
Net Sales
   Accounting pronouncements (1)                                              $ (26,246)
   Foreign subsidiary adjustments (3)                                            (2,270)
   Other adjustments (4)                                                         (6,649)
                                                                              ----------
   TOTAL REVISIONS TO NET SALES                                               $ (35,165)
                                                                              ----------
Gross profit
   Accounting pronouncements (1)                                                 (5,553)
   Foreign subsidiary adjustments (3)                                              (114)
   Other adjustments (4)                                                         (1,103)
                                                                              ----------
   TOTAL REVISIONS TO GROSS PROFIT                                            $  (6,770)
                                                                              ----------
Operating income
   Accounting pronouncements (1)                                                 (5,553)
   Foreign subsidiary adjustments (3)                                              (114)
   Other adjustments (4)                                                         (1,270)
                                                                              ----------
   TOTAL REVISIONS TO OPERATING INCOME                                        $  (6,937)
                                                                              ----------
Net income
   Accounting pronouncements (1)                                                 (3,582)
   Foreign subsidiary adjustments (3)                                               (75)
   Other adjustments (4)                                                           (885)
                                                                              ----------
   TOTAL REVISIONS TO NET INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                  $  (4,542)
                                                                              ----------
Cumulative effect of change in accounting principle                             (11,851)
                                                                              ----------
Total revisions to net income                                                 $ (16,393)
                                                                              ----------
TOTAL REVISIONS TO NET INCOME (LOSS) PER DILUTED SHARE                         $  (0.04)

ADJUSTMENTS NOT IMPACTING NET INCOME (2)

TOTAL REVISIONS TO NET SALES                                                      96,231

TOTAL REVISIONS TO GROSS PROFIT                                                  (2,867)

TOTAL REVISIONS TO OPERATING INCOME                                                    -

1. Effective January 1, 2000, the Company changed its revenue recognition policy consistent with the guidance contained in Staff Accounting Bulletin No. 101. The new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered to the customer, even though legal title has transferred upon shipment. The Company's previous policy was to recognize revenue upon product shipment from the Company's manufacturing facilities. The new policy defers revenue recognition of certain quarter and year end shipments to future periods.

2. During the fourth quarter of 2000, the Company reclassified freight billed to customers from selling, general and administrative expenses to net sales, and has reclassified related freight costs from selling, general and administrative expenses to cost of sales pursuant to FASB Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Additionally, technical support expenses have been reclassified from selling, general and administrative expenses to cost of goods sold. The first quarter financial information for 2000 and all information for 1999 have been restated for these reclassifications. These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income (loss) or net income
      (loss) as previously reported in 2000 or 1999.

3. The Company has corrected accounting irregularities relating to a foreign subsidiary's revenue caused by some former personnel of the foreign subsidiary. The first quarter results include an adjustment from the fourth quarter of 1999 of $1.8 million

4.    Other adjustments primarily consist of revenue recognition items.


4. COMPREHENSIVE INCOME:

           Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

           Comprehensive income (loss) for the three months ended March 31, 1999 and 2000 was as follows (unaudited and in thousands):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 1999                        2000
                                                          -----------------          -------------------
                                                                                          (restated)
Comprehensive income:
Net income                                                      $ 99,579                  $ 119,640
Foreign currency translation                                     (2,046)                        495
Unrealized gain (loss) on available-for-sale
   Securities                                                        358                    (1,212)
                                                          -----------------          -------------------
                                                                $ 97,891                  $ 118,923
                                                          =================          ===================

5. SHARE AND PER SHARE INFORMATION:

           Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period.

           The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (unaudited and in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        1999                      2000
                                                               ------------------------    --------------------
                                                                                               (restated)
Net income                                                                    $ 99,579               $ 119,640
                                                               ========================    ====================
Weighted average shares for basic
   earnings per share                                                          312,994                 320,013
Dilutive effect of stock options                                                 8,200                  12,528
                                                               ------------------------    --------------------
Weighted average shares for diluted
   earnings per share                                                          321,194                 332,541
                                                               ========================    ====================

6.  SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):


                                                                   DECEMBER 31,               MARCH 31,
                                                                      1999                       2000
                                                             ------------------------    ---------------------
                                                                                            (unaudited and
                                                                                              restated)
Accounts receivable, net:
      Accounts receivable                                                  $ 662,811                $540,612
      Less allowance for uncollectible accounts                             (16,472)                 (16,457)
                                                             ------------------------    ---------------------
                                                                           $ 646,339                $524,155
                                                             ========================    =====================

Inventory:
      Components and subassemblies                                         $ 183,321                $148,220
      Finished goods                                                           8,549                 110,529
                                                             ------------------------    ---------------------
                                                                           $ 191,870                $258,749
                                                             ========================    =====================

7.  CONTINGENCIES:

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


8.  STRATEGIC INVESTMENTS AND ALLIANCES:

           During the first quarter of 1999, the Company paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The Company subsequently sold half of that interest to a third party. During the first quarter of 2000, the Company issued 537,554 shares of common stock to exercise its option to purchase the remaining 80.1% interest and entered into an agreement to pay approximately $20 million in future periods . The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155 million, which includes the cost basis of the original investment and liabilities, assumed has been allocated primarily to goodwill that is being amortized over a ten year period. Pro forma statements of operations reflecting the acquisition of NECX are not shown as they would not differ materially from reported results.

           During the first quarter of 2000, the Company announced an agreement with OfficeMax, Inc. that provides for the installation of a Gateway store inside of all OfficeMax locations in the United States. As a part of this transaction, the Company invested $50 million in OfficeMax, Inc. convertible preferred stock on April 28, 2000.


9. SEGMENT DATA:

           The Company's segments are based on the geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe Middle East, Africa (EMEA); and Asia Pacific (AP). Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Non-segment net sales represent the reconciliation of this methodology to the Company's revenue recognition policy which is consistent with accounting policies generally accepted in the United States. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis. Certain non-segment operating expenses for prior periods have been reclassified to segment specific operating expenses to conform with current year presentation.

           The following table sets forth summary information by segment (unaudited and in thousands):

                                                         THREE MONTHS ENDED MARCH 31,
                                                        1999                         2000
                                               ------------------------     -----------------------
                                                                                  (restated)
        Net sales:
          United States
            Consumer                                       $ 1,159,125                 $ 1,391,184
            Business                                           704,377                     620,585
                                               ------------------------     -----------------------
                                                             1,863,502                   2,011,769
          EMEA                                                 145,576                     188,263
          AP                                                   172,823                     219,399
          Non-segment                                                -                    (20,481)
                                               ------------------------     -----------------------
            Consolidated                                   $ 2,181,901                 $ 2,398,950
                                               ========================     =======================

        Operating income:
          United States
            Consumer                                        $  102,997                  $  171,254
            Business                                           128,644                      84,103
                                               ------------------------     -----------------------
                                                               231,641                     255,357
          EMEA                                                 (1,389)                       2,101
          AP                                                    12,477                      14,232
          Non-segment                                        (101,922)                    (85,426)
                                               ------------------------     -----------------------
           Consolidated                                     $  140,807                  $  186,264
                                               ========================     =======================

10.   NEW ACCOUNTING PRONOUNCEMENTS:

           In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. This pronouncement requires, among other items, mark-to-market accounting for derivative financial instruments. The Company estimates that the impact of this pronouncement will result in an after-tax charge of $20 million in 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The financial impact of this requirement is discussed in Note 3, "Restatement" for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated position, results of operations and cash flows, including the factors discussed or referenced below. All 2000 amounts have been restated as appropriate. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

           Gateway's strong financial performance for the quarter was demonstrated by operating income growth of 32%, more than three times revenue growth of 10% over the first quarter of 1999. Financial performance was driven by strong revenue growth in the consumer segment, Europe and Asia.

           The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and such data expressed as a percentage of net sales:

                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                          1999                    INCREASE                    2000
                                                   --------------------      --------------------      -------------------
                                                                                                           (restated)
                                                                           (dollars in thousands)
        Net sales                                          $ 2,181,901               10%                      $ 2,398,950
        Gross profit                                       $   429,098               21%                      $   518,502
          Percentage of net sales                                19.7%                                              21.6%
        Selling, general and
          administrative expenses                          $   288,291               15%                      $   332,238
          Percentage of net sales                                13.2%                                              13.8%
        Operating income                                   $   140,807               32%                      $   186,264
          Percentage of net sales                                 6.5%                                               7.8%
        Net income before cumulative effect
          of change in accounting principle                $    99,579               32%                      $   131,491

NET SALES

           Gateway consolidated net sales increased to $2.4 billion in the first quarter of 2000, representing a 14% and 10% increase in unit shipments and sales compared to the first quarter of 1999. Domestic and international sales grew 8% and 28%, respectively, from the first quarter of 1999 to the first quarter of 2000.

           The following table summarizes the Company's net sales, for the periods indicated, by region:

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                          1999                         CHANGE                      2000
                                                -------------------------      -----------------------     ---------------------
                                                                                                                (restated)
                                                                            (dollars in thousands)
        Net sales:
          United States                                     $ 1,863,502                  8 %                        $ 2,011,769
          Europe, Middle East, Africa                           145,576                  29%                             188,263
          Asia Pacific                                          172,823                  27%                            219,399
          Non-Segment                                                 -                   -                            (20,481)
                                                -------------------------      -----------------------     ---------------------
          Consolidated                                      $ 2,181,901                  10%                        $ 2,398,950
                                                =========================      =======================     =====================

           In the United States, net sales growth was led by the consumer segment with an increase of 20% over the first quarter of 1999 while the business segment declined 12% over the same period. Consumer sales growth was propelled by the growth in telephone, Gateway Country-Registered Trademark-store expansion and Internet sales. Increased availability of mid-range microprocessors and motherboards allowed Gateway to better meet demand and improved close rates above historical trends. The Gateway Country-Registered Trademark- stores added 38 sites during the quarter, bringing the worldwide total to 318 locations at the end of the first quarter of 2000. Through a strategic alliance announced in February, Gateway proposed to establish a store within OfficeMax, Inc. locations in the United States which gives the Company exclusive rights to the sale of personal computers and services within the OfficeMax stores and web site. Beyond- the-box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for approximately 13% of net sales and 25% of income in the first quarter of 2000, up more than 100% over the first quarter of 1999. During the quarter, the Company exercised its option to purchase the remaining 80.1% interest in NECX Direct, LLC (`NECX") which provides web capabilities and a fulfillment engine for the on-line sales of software and peripherals. The decline in business segment sales is attributable to a slower than anticipated recovery in demand from the business market due to the Year 2000 related issues.

           Sales in the European, Middle East, African ("EMEA") segment and Asia Pacific region were $188.3 million and $219.4 million, respectively, in the first quarter of 2000, representing increases of 29% and 27% over the first quarter of 1999. The growth in EMEA is driven by combination of distribution expansion and continued beyond the box expansion. Growth in Asia Pacific is attributed to continued strong sales in Japan. In addition, the Company ended the quarter with 197 Gateway store-within-a-store outlets throughout Europe and 48 store-within-a-store outlets in the Asia Pacific region.

GROSS PROFIT

           Gross profit in the first quarter of 2000 rose to $518.5 million, an increase of approximately 21% from the comparable period in 1999. Margin productivity was driven by the diversified revenue stream provided by the Company's beyond the box strategy discussed above, a decrease in the cost of Direct Random Access Memory (DRAM), effective PC pricing management and aggressive supplier management. As a percentage of sales, gross profit for the first quarter 2000 was 21.6%, up from 19.7% in the first quarter of 1999, representing the ninth consecutive quarter of year over year gross profit improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general & administrative ("SG&A") expenses increased 15% over the first quarter of 1999 to $332.2 million in the first quarter of 2000. Strategic investments were made in the Gateway Country-Registered Trademark- store and international expansion discussed above. The Company has launched several Six Sigma initiatives to re-engineer core processes and limit headcount additions to increase SG&A productivity.

OPERATING INCOME

           Operating income increased more than three times revenue growth to $186.3 million, representing an increase of 32% over the first quarter of 1999. As discussed above, operating income was favorably impacted by gross margin improvement. As a percentage of sales, operating income increased to 7.8% from 6.5% in the first quarter of 1999. Recurring profits from the beyond the box strategy, including Internet access and portal income, financing and warranty revenue totaled 15% of first quarter operating income. The net result is that profit per box increased 16% over the first quarter of 1999. Operating income for the consumer and business segments in the United States was $171.3 million and $84.1 million, respectively, in the first quarter of 2000. The consumer segment operating profit growth was 66% over the first quarter of 1999 while the business segment operating income declined 35% in the same period.

OTHER INCOME

            Other income, net includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income, net increased to $17.6 million in the first quarter of 2000 from $14.8 million in the first quarter of 1999, primarily due to the additional investment income generated by increases in cash balances and marketable securities.

INCOME TAXES

           The Company's annualized effective tax rate decreased to 35.5% for the first quarter of 2000 from the 36.0% recorded in the first quarter of 1999. The effective tax rate for 2000 is consistent with the 1999 annual effective rate which reflects a favorable impact from shifts in the geographic distribution of the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

           The following table presents selected financial statistics and information for the periods indicated:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------------------------------------------------
                                                                          1999                                    2000
                                                           ------------------------------------     --------------------------------
                                                                                                               (restated)
                                                                                    (dollars in thousands)
       Cash and marketable securities                                  $ 1,273,348                            $ 1,328,440
       Days of sales in accounts receivable                                21                                      20
       Days inventory on hand                                               8                                      11
       Days in accounts payable                                            32                                      39
       Cash conversion cycle                                               (3)                                     (8)

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

           The Company generated $157.7 million in cash from operations during the first quarter of 2000, including $175.3 million of net income adjusted for non-cash items. Other significant factors affecting available cash include an increase in inventory levels of $66.9 million, offset by a decrease in accounts payable and other accrued liabilities of $87.6 million. The Company used approximately $79.9 million for the construction of new facilities, information systems and equipment and $65.8 million to purchase financing receivables, net of proceeds received for payment, and generated $33.4 million from the proceeds from maturities of available for sale securities, net of purchases. As discussed previously, the Company continued to expand the retail Gateway Country-Registered Trademark- stores bringing the total number of stores worldwide to 318 as of March 31, 2000. The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. This pronouncement requires, among other items, mark-to-market accounting for derivative financial instruments. The Company estimates that the impact of this pronouncement will result in an after-tax charge of $20 million in 2001.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The financial impact of this requirement is discussed in Note 3, "Restatement" for the three months ended March 31, 2000.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

       EXHIBIT
         NO.                       DESCRIPTION OF EXHIBITS
         ---                       -----------------------
         3.1      Amended and Restated Bylaws of Gateway, Inc. (filed with the
                  Form 10-Q for the quarter ended March 31, 2000)

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

                                    GATEWAY, INC.


Date:  March 1, 2001                By:  /s/ Joseph Burke
                                        --------------------------------------
                                        Joseph Burke
                                        Senior Vice President and Chief
                                        Financial Officer (authorized officer
                                        and chief financial officer)


                                    By:  /s/ Robert D. Manza
                                        --------------------------------------
                                        Robert D. Manza
                                        Vice President and Controller
                                        (principal accounting officer)


      EXHIBIT
        NO.                         INDEX TO EXHIBITS
        ---                         ------------------
        3.1          Amended and Restated Bylaws of Gateway, Inc. (filed with
                     the Form 10-Q for the quarter ended March 31, 2000)

       27.1          Financial Data Schedule, filed herewith