Form 10-Q/A
period 2000-06-30
GATEWAY INC
filed 2001-03-02
CIK 895812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 0-22784

                              ----------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ____.

         As of August 9, 2000, there were 322,257,139 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of August 9, 2000, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

The undersigned registrant hereby amends its quarterly report on Form 10-Q for the quarter ended June 30, 2000 as set forth in the pages attached hereto (see
Note 3 of the Notes to Consolidated Financial Statements and other changes herein.)

                            I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  GATEWAY, INC.
                           CONSOLIDATED STATEMENTS OF
                     OPERATIONS FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1999 AND 2000
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------------- -----------------------------------------
                                                        1999                 2000                  1999                  2000
                                                 ------------------- --------------------- --------------------- -------------------
                                                                          (restated)                                  (restated)
Net sales                                            $  1,969,376          $  2,207,017          $  4,151,277          $  4,605,967
Cost of goods sold                                      1,572,694             1,707,646             3,325,497             3,588,094
                                                 ------------------- --------------------- --------------------- -------------------
     Gross profit                                         396,682               499,371               825,780             1,017,873
Selling, general and administrative expenses              273,759               335,782               562,049               668,020
                                                 ------------------- --------------------- --------------------- -------------------
     Operating income                                     122,923               163,589               263,731               349,853
Other income, net                                          16,491                19,633                31,275                37,232
                                                 ------------------- --------------------- --------------------- -------------------
     Income before income taxes and
       cumulative effect of change in
       accounting principle                               139,414               183,222               295,006               387,085
Provision for income taxes                                 50,189                65,044               106,202               137,416
                                                 ------------------- --------------------- --------------------- -------------------
     Net income before cumulative effect of
       change in accounting principle                $     89,225          $    118,178          $    188,804          $    249,669
                                                 ------------------- --------------------- --------------------- -------------------

Cumulative effect of change in accounting
      principle, net                                           --                    --                    --              (11,851)
                                                 ------------------- --------------------- --------------------- -------------------
     Net income                                      $     89,225          $    118,178          $    188,804          $    237,818
                                                 =================== ===================== ===================== ===================


     Net income per share before cumulative
      effect of change in accounting
       principle:
        Basic                                        $       0.28          $       0.37          $       0.60          $       0.78
                                                 =================== ===================== ===================== ===================
        Diluted                                      $       0.28          $       0.36          $       0.59          $       0.75
                                                 =================== ===================== ===================== ===================
     Net income per share after cumulative
      effect of change in accounting principle:
        Basic                                        $       0.28          $       0.37          $       0.60          $       0.74
                                                 =================== ===================== ===================== ===================
        Diluted                                      $       0.28          $       0.36          $       0.59          $       0.72
                                                 =================== ===================== ===================== ===================
     Weighted average shares outstanding:
        Basic                                             312,886               321,265               312,940               320,639
                                                 =================== ===================== ===================== ===================
        Diluted                                           320,314               331,727               320,754               332,076
                                                 =================== ===================== ===================== ===================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000
               (in thousands, except share and per share amounts)

                                                                                  DECEMBER 31,       JUNE 30,
                                                                                      1999             2000
                                                                                 ---------------  ----------------
                                                                                                  (unaudited and
                                                                                                     restated)
ASSETS
Current assets:
     Cash and cash equivalents                                                      $ 1,127,654        $  732,261
     Marketable securities                                                              208,717           206,688
     Accounts receivable, net                                                           646,339           524,395
     Inventory                                                                          191,870           319,455
     Other                                                                              522,225           471,835
                                                                                 ---------------  ----------------
             Total current assets                                                     2,696,805         2,254,634
Property, plant and equipment, net                                                      745,660           821,181
Intangibles, net                                                                         52,302           196,444
Other assets                                                                            459,921           798,939
                                                                                 ---------------  ----------------
                                                                                    $ 3,954,688       $ 4,071,198
                                                                                 ===============  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term obligations                    $   5,490         $   4,244
     Accounts payable                                                                   898,436           739,772
     Accrued liabilities                                                                609,132           447,974
     Accrued royalties payable                                                          153,840           167,338
     Other current liabilities                                                          142,812           216,719
                                                                                 ---------------  ----------------
             Total current liabilities                                                1,809,710         1,576,047
Long-term obligations, net of current maturities                                          2,998             1,286
Warranty and other liabilities                                                          124,862           171,168
                                                                                 ---------------  ----------------
             Total liabilities                                                        1,937,570         1,748,501
                                                                                 ---------------  ----------------
Commitments and Contingencies (Note 7)
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares authorized; none
       issued and outstanding                                                                 -                 -
     Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
       authorized; none issued and outstanding                                                -                 -
     Common Stock, $.01 par value, 1,000,000 shares authorized;
       320,016 shares and 322,363 shares issued
        in 1999 and 2000, respectively                                                    3,200             3,224
     Additional paid-in capital                                                         656,870           691,148
     Treasury stock, at cost, 730 shares and 198 shares in 1999 and 2000,
       respectively                                                                    (51,796)          (11,767)
     Retained earnings                                                                1,408,852         1,646,670
     Accumulated other comprehensive loss                                                   (8)           (6,578)
                                                                                 ---------------  ----------------
             Total stockholders' equity                                               2,017,118         2,322,697
                                                                                 ---------------  ----------------
                                                                                    $ 3,954,688       $ 4,071,198
                                                                                 ===============  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                 (in thousands)
                                   (unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------------
                                                                              1999              2000
                                                                        -----------------  ----------------
                                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $ 188,804         $ 237,818
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                          65,256            91,331
         Provision for uncollectible accounts receivable                         6,564             9,394
         Deferred income taxes                                                 (25,725)           (6,983)
         Other, net                                                                518            (2,736)
         Changes in operating assets and liabilities:
            Accounts receivable                                                (32,594)          112,550
            Inventory                                                           46,472          (127,585)
            Other assets                                                       (29,900)           35,399
            Accounts payable                                                    (6,102)         (159,822)
            Accrued liabilities                                                 51,687          (163,707)
            Accrued royalties                                                   (5,713)           13,498
            Other current liabilities                                            9,363           107,588
            Other liabilities                                                      581            23,704
                                                                        -----------------  ----------------
                  Net cash provided by operating activities                    269,211           170,449
                                                                        -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (151,833)         (153,579)
     Investments in unconsolidated entities                                    (91,726)         (246,900)
     Purchases of available-for-sale securities                                (82,739)          (73,665)
     Proceeds from maturities of available-for-sale securities                  73,787            76,941
     Purchase of financing receivables                                         (66,024)         (323,124)
     Proceeds from repayment of financing receivables                                -           196,198
     Purchase of note receivable                                                     -           (50,000)
     Other, net                                                                  1,408             2,372
                                                                        -----------------  ----------------
         Net cash used in investing activities                                (317,127)         (571,757)
                                                                        -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                (70,784)          (37,045)
     Principal payments on long-term obligations and notes payable              (8,015)           (2,958)
     Stock options exercised                                                    21,133            45,264
                                                                        -----------------  ----------------
         Net cash (used in) provided by financing activities                   (57,666)            5,261
Foreign exchange effect on cash and cash equivalents                            (3,308)              654
                                                                        -----------------  ----------------
Net decrease in cash and cash equivalents                                     (108,890)         (395,393)
Cash and cash equivalents, beginning of period                               1,169,810         1,127,654
                                                                        -----------------  ----------------
Cash and cash equivalents, end of period                                   $ 1,060,920         $ 732,261
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


2.       REVENUE RECOGNITION:

             Effective January 1, 2000, the Company changed its revenue recognition policy consistent with the guidance contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission in December 1999. The Company's previous policy stated that revenue is recognized upon shipment of goods to customers. The new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered and other conditions have been satisfied, regardless of whether legal title has transferred. The cumulative effect of this accounting change was $12 million, net of tax. The pro forma effect of this accounting change on prior periods is not material.

3.           RESTATEMENT:

The second quarter results have been restated as follows:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30, 2000                        JUNE 30,2000
                                                     AS               AS                   AS                 AS
                                                  REPORTED         RESTATED             REPORTED           RESTATED
                                                  --------         --------             --------           --------
Net sales                                        $ 2,141,875    $  2,207,017           $  4,479,759      $  4,605,967
Gross profit                                         498,329         499,371              1,026,466         1,017,873
Operating income                                     168,641         163,589                361,842           349,853
Net income before cumulative effect of
  change in accounting principle                     121,638         118,178                257,671           249,669
Cumulative effect of change in accounting
   principle                                              --              --                     --          (11,851)
Net income                                           121,638         118,178                257,671           237,818


 The following is a summary of the restatement adjustments (in thousands):

                                                                      SECOND          YEAR TO
                                                                      QUARTER           DATE
                                                                  --------------    -------------
ADJUSTMENTS IMPACTING NET INCOME

Net Sales
   Accounting pronouncements (1)                                       $ (3,123)       $ (29,369)
   Foreign subsidiary adjustments (3)                                    (8,440)         (10,710)
   Other adjustments (4)                                                   (200)          (6,849)
                                                                   -------------- -- -------------
   TOTAL REVISIONS TO NET SALES                                       $ (11,763)       $ (46,928)
                                                                   -------------- -- -------------
Gross profit
   Accounting pronouncements (1)                                         (3,930)          (9,483)
   Foreign subsidiary adjustments (3)                                      (422)            (536)
   Other adjustments (4)                                                   (200)          (1,303)
                                                                   -------------- -- -------------
   TOTAL REVISIONS TO GROSS PROFIT                                      $(4,552)       $ (11,322)
                                                                   -------------- -- -------------
Operating income
   Accounting pronouncements (1)                                         (3,930)          (9,483)
   Foreign subsidiary adjustments (3)                                      (422)            (536)
   Other adjustments (4)                                                   (700)          (1,970)
                                                                   -------------- -- -------------
   TOTAL REVISIONS TO OPERATING INCOME                                 $ (5,052)       $ (11,989)
                                                                   -------------- -- -------------
Net income
   Accounting pronouncements (1)                                         (2,535)          (6,117)
   Foreign subsidiary adjustments (3)                                      (272)            (347)
   Other adjustments (4)                                                   (653)          (1,538)
                                                                   -------------- -- -------------
   TOTAL REVISIONS TO NET INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           $ (3,460)        $ (8,002)
                                                                   -------------- -- -------------
Cumulative effect of change in accounting principle                           --         (11,851)

Total revisions to net income                                          $ (3,460)       $ (19,853)

TOTAL REVISIONS TO NET INCOME (LOSS) PER DILUTED SHARE                 $  (0.01)        $  (0.05)

ADJUSTMENTS NOT IMPACTING NET INCOME (2)

TOTAL REVISIONS TO NET SALES                                              76,905          173,136

TOTAL REVISIONS TO GROSS PROFIT                                            5,594            2,727

TOTAL REVISIONS TO OPERATING INCOME                                           --               --


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

2. During the fourth quarter of 2000, the Company reclassified freight billed to customers from selling, general and administrative expenses to net sales, and has reclassified related freight costs from selling, general and administrative expenses to cost of sales pursuant to FASB Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Additionally, technical support expenses have been reclassified from selling, general and administrative expenses to cost of goods sold. The first and second quarter financial information for 2000 and all information for 1999 have been restated for these reclassifications. These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income (loss) or net income (loss) as previously reported in 2000 or 1999.

3. The Company has corrected accounting irregularities relating to a foreign subsidiary's revenue caused by some former personnel of the subsidiary.

4.       Other adjustments primarily consist of revenue recognition items.


4. COMPREHENSIVE INCOME:

         Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

         Comprehensive income (loss) for the three and six month periods ended June 30, 1999 and 2000 was as follows (unaudited and in thousands):

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                  ---------------------------------- -------------------------------
                                                       1999              2000            1999             2000
                                                  ----------------  ---------------- --------------  ---------------
                                                                      (restated)                       (restated)
Comprehensive  Income:

Net income                                            $  89,225        $  118,178      $ 188,804        $ 237,818
Foreign currency translation                               (510)           (1,000)        (2,556)            (505)
Unrealized loss on available-for-sale securities           (359)           (4,853)            (1)          (6,065)
                                                  ----------------  ---------------- --------------  ---------------

Total Comprehensive Income                            $  88,356        $  112,325      $ 186,247        $ 231,248
                                                  ================  ================ ==============  ===============

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

         The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (unaudited and in thousands):

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                  ---------------------------------- -------------------------------
                                                       1999              2000            1999             2000
                                                  ----------------  ---------------- --------------  ---------------
                                                                      (restated)                       (restated)
Net income                                             $ 89,225         $ 118,178      $ 188,804        $ 237,818
                                                  ================  ================ ==============  ===============
Weighted average shares for basic
   Earnings per share                                   312,886           321,265        312,940          320,639
Dilutive effect of stock options                          7,428            10,462          7,814           11,437
                                                  ----------------  ---------------- --------------  ---------------
Weighted average shares for diluted
   Earnings per share                                   320,314           331,727        320,754          332,076
                                                  ================  ================ ==============  ===============

6. SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):

                                                       DECEMBER 31,         JUNE 30,
                                                          1999                2000
                                                    ------------------  ------------------
                                                                         (unaudited and
                                                                           restated)
Accounts receivable, net:
     Accounts receivable                                 $   662,811        $   537,772
     Less allowance for uncollectible accounts               (16,472)           (13,377)
                                                    ------------------  ------------------
                                                         $   646,339        $   524,395
                                                    ==================  =================

Inventory:
     Components and subassemblies                        $   183,321        $   201,379
     Finished goods                                            8,549            118,076
                                                    ------------------  -----------------
                                                         $   191,870        $   319,455
                                                    ==================  =================

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

8.       STRATEGIC INVESTMENTS AND ALLIANCES:

         During the first quarter of 1999, the Company paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The Company subsequently sold half of that interest to a third party. During the first quarter of 2000, the Company issued 537,554 shares of common stock to exercise its option to purchase the remaining 80.1% interest and entered into an agreement to pay approximately $20 million in future periods. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155.0 million, which includes the cost basis of the original investment and liabilities assumed, has been allocated primarily to goodwill that is being amortized over a ten year period. Pro forma statements of operations reflecting the acquisition of NECX are not shown as they would not differ materially from reported results.

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

9.       SEGMENT DATA:

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

 The following table sets forth summary information by segment (unaudited and in thousands):

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                          ------------------------------------    ----------------------------------
                                                1999               2000                1999               2000
                                          ------------------  ----------------    ---------------    ---------------
                                                                (restated)                             (restated)
Net sales:
  United States:
    Consumer                                    $   836,502       $ 1,106,567        $ 1,995,627        $ 2,497,751
    Business                                        830,852           749,064          1,535,229          1,369,649
                                          ------------------  ----------------    ---------------    ---------------
                                                  1,667,354         1,855,631          3,530,856          3,867,400
  EMEA                                              114,294           129,714            259,870            317,977
  AP                                                187,728           226,585            360,551            445,984
  Non-segment                                            --           (4,913)                 --           (25,394)
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                                 $  1,969,376       $ 2,207,017        $ 4,151,277        $ 4,605,967
                                          ==================  ================    ===============    ===============

Operating income:
  United States:
    Consumer                                    $    53,269        $  139,954         $  149,652         $  311,208
    Business                                        139,619           112,395            253,400            196,498
                                          ------------------  ----------------    ---------------    ---------------
                                                    192,888           252,349            403,052            507,706
  EMEA                                              (5,998)           (4,632)            (7,387)            (2,531)
  AP                                                 13,636             9,987             26,113             24,219
  Non-segment                                      (77,603)          (94,115)          (158,047)          (179,541)
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                                  $   122,923        $  163,589         $  263,731         $  349,853
                                          ==================  ================    ===============    ===============

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The financial impact of this requirement is discussed in Note 3, "Restatement" for the three and six months ended June 30, 2000.

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


RESULTS OF OPERATIONS

         Strong consumer growth and strong international sales coupled with expansion of beyond the box revenue, decreasing component costs, and improved productivity drove net income to $118 million, representing a 32% increase over the same period in 1999. The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:

                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                             JUNE 30,                                     JUNE 30,
                             ------------------------------------------  -------------------------------------------
                                  1999         CHANGE        2000             1999         CHANGE         2000
                             ---------------- ---------- --------------  ---------------- ---------- ---------------
                                                          (restated)                                   (restated)
                                                             (dollars in thousands)
Net sales                        $ 1,969,376      12.1%    $ 2,207,017       $ 4,151,277      11.0%     $ 4,605,967
Gross profit                         396,682      25.9%        499,371           825,780      23.3%       1,017,873
  Percentage of net sales              20.1%                     22.6%             19.9%                      22.1%
Selling, general and
  administrative expenses            273,759      22.7%        335,782           562,049      18.9%         668,020
  Percentage of net sales              13.9%                     15.2%             13.5%                      14.5%
Operating income                     122,923      33.1%        163,589           263,731      32.7%         349,853
  Percentage of net sales               6.2%                      7.4%              6.4%                       7.6%
Net income before
   cumulative effect of
   change in accounting
   principle                      $   89,225      32.4%     $  118,178        $  188,804      32.2%      $  249,669

NET SALES

         Gateway consolidated net sales increased to $2.2 billion and $4.6 billion in the second quarter and first six months of 2000, respectively, representing an increase in unit shipments of 16% over the comparable periods of 1999. For the second quarter, domestic sales grew by 11% while international sales increased by 18% during the same period.

         The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                           JUNE 30,                                      JUNE 30,
                         --------------------------------------------- ---------------------------------------------
                              1999         CHANGE          2000             1999           CHANGE         2000
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
                                                        (restated)                                     (restated)
                                                           (dollars in thousands)
Net sales
  United States             $ 1,667,354    11.3%         $  1,855,631     $  3,530,856      9.5%        $ 3,867,400
  EMEA                          114,294    13.5%              129,714          259,870     22.4%            317,977
  AP                            187,728    20.7%              226,585          360,551     23.7%            445,984
  Non-segment                        --      --               (4,913)               --       --            (25,394)
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
  Consolidated              $ 1,969,376    12.1%         $  2,207,017     $  4,151,277     11.0%        $ 4,605,967
                         =============== =========== ================= ================  =========== ===============

         In the United States, net sales growth was led by the consumer segment with an increase of 32% over the second quarter of 1999 while the business segment declined 10%. Consumer sales growth was driven by growth in telephone, Gateway Country-Registered Trademark- store expansion and Internet sales. The Gateway Country stores retail channel added 31 stand-alone locations bringing the worldwide total to 349 locations at the end of the second quarter of 2000. In addition to the new Gateway Country store locations, the Company continued to develop the OfficeMax, Inc. strategic alliance by opening Gateway Country stores inside of 92 OfficeMax stores by quarter's end, an increase of 80 from the end of the first quarter of 2000. Beyond-the-box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for 40% of income for the second quarter of 2000, up over 100% from the second quarter of 1999. Gateway's sales to businesses declined 10% in the second quarter compared with last year as the Company continued to refocus its efforts on sales to small and medium businesses and government and education institutions, which are Gateway's core target markets in the business space. Sequentially, Gateway Business performance showed improvement over the first quarter sales decline of 12% and management is targeting flat growth in the third quarter and positive growth in the fourth quarter of 2000.

         Sales in the European, Middle East, African ("EMEA") segment and Asia Pacific region were $129.7 million and $226.6 million, respectively, in the second quarter of 2000, representing increases of 14% and 21%, respectively, over the second quarter of 1999. The growth in EMEA and Asia Pacific was due to the expansion in the number of store-with-in-a-store outlets as the Company ended the quarter with 230 retail outlets in EMEA and 87 in Asia Pacific.

GROSS PROFIT

         Gross profit in the second quarter of 2000 increased 26% over the comparable period of 1999 to $499.4 million and increased 23% over the first six months of 1999 to over $1.0 billion. Margin productivity was driven by the diversified revenue stream provided by the Company's beyond-the-box strategy discussed above, favorable component prices, effective PC pricing management and productivity gains from Six Sigma initiatives. As a percentage of sales, gross profit for the second quarter of 2000 was 22.6%, up from 20.1% in the second quarter of 1999, representing the tenth consecutive quarter of year-over-year gross profit improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 2000 increased 23% and 19%, respectively, compared to the same periods of 1999. The Company has launched several Six Sigma initiatives to re-engineer core processes and limit headcount additions to increase SG&A productivity.

OPERATING INCOME

         Operating income increased nearly three times revenue growth to $163.6 million, representing an increase of 33% over the second quarter of 1999. As discussed above, operating income was favorably impacted by gross margin improvement. As a percentage of sales, operating income increased to 7.4% from 6.2% in the second quarter of 1999. Recurring profits from the beyond-the-box strategy, including Internet access and portal income, financing and warranty revenue totaled 20% of second quarter operating income. Operating income for the consumer and business segments in the United States was $140.0 million and $112.4 million, respectively, in the second quarter of 2000. Consumer segment operating profit growth was 163% over the second quarter of 1999 while the business segment operating income declined 20% in the same period. For the first six months of 2000, operating income was $349.9 million, an increase of 33% over the first six months of 1999.

OTHER INCOME

         Other income includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income increased to $19.6 million from $16.5 million in the same period of 1999. For the first six months of 2000, other income increased to $37.2 million from $31.3 million reported in the comparable 1999 period. The increases were primarily due to the additional investment income generated by cash balances and marketable securities.

INCOME TAXES

         The Company's annualized effective tax rate was 35.5% for the second quarter of 2000, a decrease from the 36% rate for the second quarter of 1999. The effective tax rate for 2000 is consistent with the 1999 annual effective rate which reflects a favorable impact from shifts in the geographic distribution of the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents selected financial statistics and information for the periods indicated:

                                                                    THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------------
                                                               1999                             2000
                                                  --------------------------------   ----------------------------
                                                                            (restated)
                                                                      (dollars in thousands)
      Cash and marketable securities                        $ 1,228,319                       $ 938,949
      Days of sales in accounts receivable                      27                               21
      Days inventory on hand                                     8                               15
      Days in accounts payable                                  41                               39
      Cash conversion cycle                                     (6)                              (3)

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

         The Company generated $170.5 million in cash from operations during the first six months of the year, including $328.8 million of net income adjusted for non-cash items. Other significant factors affecting available cash include an increase in inventory levels of $127.6 million, a decrease of accounts payable and other liabilities of $178.7 million and a $112.6 million decrease in accounts receivable. The Company used approximately $153.6 million for the construction of new facilities, information systems and equipment and $126.9 million to purchase financing receivables, net of proceeds received for payment, and $246.9 million in investment in unconsolidated entities, which includes $150 million in Consumer Financial Network convertible preferred stock and $50 million of Office Max, Inc. convertible preferred stock. As discussed previously, the Company continued to expand the retail Gateway Country-Registered Trademark- stores bringing the total number of stores worldwide to 349 as of June 30, 2000. The Company anticipates that it will retain all earnings in the foreseeable future for future development of its business and will not distribute earnings to its stockholders as dividends.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The financial impact of this requirement is discussed in Note 3, "Restatement" for the three and six months ended June 30, 2000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

    EXHIBIT                                          DESCRIPTION OF EXHIBITS
      NO.
     10.18      Gateway, Inc. 2000 Equity Incentive Plan (filed with the Form 10-Q for the quarter ended June 30, 2000)
      27.1      Financial Data Schedule, filed herewith

     (b)  REPORTS ON FORM 8-K:

         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY, INC.

Date:  March 1, 2001                By:  /s/ Joseph Burke
                                         ----------------
                                         Joseph Burke
                                         Senior Vice President and Chief Financial Officer
                                         (authorized officer and chief financial officer)


                                    By:  /s/ Robert D. Manza
                                         -------------------
                                         Robert D. Manza
                                         Vice President and Controller
                                         (principal accounting officer)

                              INDEX TO EXHIBITS

    EXHIBIT
      NO.
     10.18        Gateway 2000, Inc. Equity Incentive Plan (filed with the Form 10-Q for the quarter ended June 30, 2000)

      27.1        Financial Data Schedule, filed herewith