Form 10-Q/A
period 2000-09-30
GATEWAY INC
filed 2001-03-02
CIK 895812

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

The undersigned registrant hereby amends its quarterly report on Form 10-Q for the quarter ended September 30, 2000 as set forth in the pages attached hereto (see Note 3 of the Notes to Consolidated Financial Statements and other changes herein.)

                            I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 GATEWAY, INC.
                       CONSOLIDATED INCOME STATEMENTS
                        FOR THE THREE AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1999 AND 2000
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------    -------------------------------
                                                     1999              2000               1999             2000
                                                --------------   ---------------    --------------   ---------------
                                                                  (restated)                            (restated)
Net sales                                       $    2,263,901   $ 2,548,290        $ 6,415,178      $    7,154,257
Cost of goods sold                                   1,790,931     1,969,593          5,116,428           5,557,687
                                                --------------   ---------------    --------------   ---------------
     Gross profit                                      472,970       578,697          1,298,750           1,596,570
Selling, general and administrative expenses           314,191       392,005            876,240           1,060,025
                                                --------------   ---------------    --------------   ---------------
     Operating income                                  158,779       186,692            422,510             536,545
Other income, net                                       18,020        17,703             49,295              54,935
                                                --------------   ---------------    --------------   ---------------
     Income before income taxes and cumulative
     effect of change in accounting principle          176,799       204,395            471,805             591,480
Provision for income taxes                              63,648        72,557            169,850             209,973
                                                --------------   ---------------    --------------   ---------------
     Net income before cumulative effect of
     change in accounting principle             $      113,151   $   131,838        $   301,955      $      381,507

Cumulative effect of change in accounting
       principle, net                                       --            --               --               (11,851)
                                                --------------   ---------------    --------------   ---------------
     Net income                                 $      113,151   $   131,838        $   301,955      $      369,656
                                                ==============   ===============    ==============   ===============

     Net income per share before cumulative
       effect of change in accounting principle:
        Basic                                   $         0.36   $      0.41        $      0.96      $         1.19
                                                ==============   ===============    ==============   ===============
        Diluted                                 $         0.35   $      0.40        $      0.94      $         1.15
                                                ==============   ===============    ==============   ===============
     Net income per share after cumulative
       effect of change in accounting principle:
        Basic                                   $         0.36   $      0.41        $      0.96      $         1.15
                                                ==============   ===============    ==============   ===============
        Diluted                                 $         0.35   $      0.40        $      0.94      $         1.11
                                                ==============   ===============    ==============   ===============
     Weighted average shares outstanding:
        Basic                                          313,719       322,408            313,203             321,221
                                                ==============   ===============    ==============   ===============
        Diluted                                        323,912       333,681            321,755             332,348
                                                ==============   ===============    ==============   ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                 GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                    (in thousands, except per share amounts)


                                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                                     1999           2000
                                                                                 -----------    -----------
                                                                                               (unaudited and
                                                                                                  restated)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $1,127,654    $   849,998
     Marketable securities                                                           208,717        132,874
     Accounts receivable, net                                                        646,339        533,149
     Inventory, net                                                                  191,870        328,765
     Other                                                                           522,225        709,053
                                                                                 -----------    -----------
             Total current assets                                                  2,696,805      2,553,839
Property, plant and equipment, net                                                   745,660        840,271
Intangibles, net                                                                      52,302        190,706
Other assets                                                                         459,921        858,489
                                                                                 -----------    -----------
                                                                                 $ 3,954,688    $ 4,443,305
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $   898,436    $   908,707
     Accrued liabilities                                                             609,132        522,861
     Accrued royalties                                                               153,840        133,040
     Other current liabilities                                                       148,302        190,002
                                                                                 -----------    -----------
             Total current liabilities                                             1,809,710      1,754,610
Long-term obligations, net of current maturities                                       2,998          2,796
Warranty and other noncurrent liabilities                                            124,862        175,198
                                                                                 -----------    -----------
             Total liabilities                                                     1,937,570      1,932,604
                                                                                 -----------    -----------

Contingencies (Note 7)

Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares authorized; none
       issued                                                                             --             --

     Class A Common Stock, nonvoting, $.01 par value, 1,000 shares
       authorized; none issued                                                            --             --
     Common Stock, $.01 par value, 1,000,000 shares authorized; 320,016 shares
     and 323,153 shares issued in 1999 and 2000, respectively                          3,200          3,232
     Additional paid-in capital                                                      656,870        735,251
     Treasury stock, at cost, 730 shares in 1999                                     (51,796)            --
     Retained earnings                                                             1,408,852      1,778,506
     Accumulated other comprehensive loss                                                 (8)        (6,288)
                                                                                 -----------    -----------
             Total stockholders' equity                                            2,017,118      2,510,701
                                                                                 -----------    -----------

                                                                                 $ 3,954,688    $ 4,443,305
                                                                                 ===========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (in thousands)
                                   (unaudited)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -----------------------------------
                                                                              1999                2000
                                                                        -----------------   ---------------
                                                                                               (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $      301,955      $      369,656
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                          99,458             141,109
         Provision for uncollectible accounts receivable                        17,617              15,087
         Deferred income taxes                                                 (13,252)             (6,517)
         Other, net                                                                367              (4,400)
         Changes in operating assets and liabilities:
            Accounts receivable                                               (167,342)             98,103
            Inventory                                                           (4,119)           (136,895)
            Other assets                                                       (77,353)            (78,537)
            Accounts payable                                                   145,090               9,563
            Accrued liabilities                                                105,636             (88,663)
            Accrued royalties                                                   (9,210)            (20,800)
            Other current liabilities                                           38,554             101,597
            Other liabilities                                                      464              27,701
                                                                        -----------------   ---------------
                  Net cash provided by operating activities                    437,865             427,004
                                                                        -----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (240,914)           (236,591)
     Investment in unconsolidated entities                                    (128,298)           (246,900)
     Purchases of available-for-sale securities                               (126,890)            (80,968)
     Proceeds from maturity of available-for-sale securities                    85,304                   -
     Proceeds from sales of available-for-sale securities                            -             157,154
     Purchase of financing receivables, net of repayments                     (146,991)           (276,528)
     Purchase of note receivable                                                     -             (62,500)
     Other, net                                                                 (1,841)              1,539
                                                                        -----------------   ---------------
         Net cash used in investing activities                                (559,630)           (744,794)
                                                                        -----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                (70,784)            (37,045)
     Principal payments on long-term obligations and notes payable              (7,721)             (8,685)
     Stock options exercised                                                    43,879              78,632
     Proceeds from issuance of long-term obligations                                 -               3,000
     Proceeds from issuance of stock                                                 -               1,775
                                                                        -----------------   ---------------
         Net cash (used in) provided by financing activities                   (34,626)             37,677
Foreign exchange effect on cash and cash equivalents                             1,054               2,457
                                                                        -----------------   ---------------
Net decrease in cash and cash equivalents                                     (155,337)           (277,656)
Cash and cash equivalents, beginning of period                               1,169,810           1,127,654
                                                                        -----------------   ---------------
Cash and cash equivalents, end of period                                $    1,014,473      $      849,998
                                                                        =================   ===============


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

3.       RESTATEMENT:

The third quarter results have been restated as follows:


                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2000                     SEPTEMBER 30, 2000
                                                   AS               AS                   AS                 AS
                                                REPORTED         RESTATED             REPORTED           RESTATED
                                                --------         --------             --------           --------
Net sales                                    $     2,530,093  $    2,548,290       $      7,009,852    $    7,154,257
Gross profit                                         583,604         578,697              1,610,070         1,596,570
Operating income                                     219,127         186,692                580,969           536,545
Net income before cumulative effect of
  change in accounting principle                     152,613         131,838                410,824           381,507
Cumulative effect of change in accounting
   principle                                              --              --                     --           (11,851)
Net income                                           152,613         131,838                410,824           369,656


The following is a summary of the restatement adjustments (in thousands):


                                                                     THIRD            YEAR TO
                                                                    QUARTER             DATE
                                                                 -------------     -------------
ADJUSTMENTS IMPACTING NET INCOME

Net Sales
   Accounting pronouncements (1)                                   $   (2,179)      $   (31,548)
   Foreign subsidiary adjustments (3)                                  (2,368)          (13,078)
   Other adjustments (4)                                              (74,049)          (80,898)
                                                                  ------------------------------
   TOTAL REVISIONS TO NET SALES                                   $   (78,596)       $ (125,524)
                                                                  ------------------------------

Gross profit
   Accounting pronouncements (1)                                        1,159            (8,324)
   Foreign subsidiary adjustments (3)                                    (118)             (654)
   Loan loss reserves (5)                                             (13,987)          (13,987)
   Other adjustments (5)                                              (18,988)          (20,291)
                                                                  ------------------------------
   TOTAL REVISIONS TO GROSS PROFIT                                $   (31,934)      $   (43,256)
                                                                  ------------------------------

Operating income
   Accounting pronouncements (1)                                        1,159            (8,324)
   Foreign subsidiary adjustments (3)                                    (118)             (654)
   Loan loss reserves (5)                                             (13,987)          (13,987)
   Other adjustments (4)                                              (19,489)          (21,459)
                                                                  ------------------------------
   TOTAL REVISIONS TO OPERATING INCOME                            $   (32,435)      $   (44,424)
                                                                  ------------------------------

Net income
   Accounting pronouncements (1)                                          748            (5,369)
   Foreign subsidiary adjustments (3)                                     (77)             (424)
   Loan loss reserves (5)                                              (9,022)           (9,022)
   Other adjustments (4)                                              (12,424)          (13,962)
                                                                  ------------------------------
   TOTAL REVISIONS TO NET INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      $   (20,775)      $   (28,777)
                                                                  ------------------------------

Cumulative effect of change in accounting principle                        --           (11,851)

Total revisions to net income                                     $   (20,775)      $   (40,628)

TOTAL REVISIONS TO NET INCOME (LOSS) PER DILUTED SHARE            $     (0.06)      $     (0.11)

ADJUSTMENTS NOT IMPACTING NET INCOME (2)

TOTAL REVISIONS TO NET SALES                                            96,793           269,929

TOTAL REVISIONS TO GROSS PROFIT                                         27,027            29,754

TOTAL REVISIONS TO OPERATING INCOME                                         --                --


1. Effective January 1, 2000, the Company changed its revenue recognition policy consistent with the guidance contained in Staff Accounting Bulletin No. 101. The new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered to the customer, even though legal title has transferred upon shipment. The Company's previous policy was to recognize revenue upon product shipment from the Company's manufacturing facilities. The new policy defers revenue recognition of certain quarter and year-end shipments to future periods.

2. During the fourth quarter of 2000, the Company reclassified freight billed to customers from selling, general and administrative expenses to net sales, and has reclassified related freight costs from selling, general and administrative expenses to cost of sales pursuant to FASB Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Additionally, technical support expenses have been reclassified from selling, general and administrative expenses to cost of goods sold. The first, second and third quarter financial information for 2000 and all information for 1999 have been restated for these reclassifications. These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income (loss) or net income
     (loss) as previously reported in 2000 or 1999.

3. The Company has corrected accounting irregularities relating to a foreign subsidiary's revenue caused by some former personnel of the subsidiary.

4. Other adjustments primarily consist of revenue recognition items, including $27.0 million in revenue and $6.0 million in net income that is expected to be recognized in future periods. In addition, $46.0 million in revenue relates to the sale of computers and other equipment that represented a sale of fixed assets.

5. The Company changed its methodology in determining its allowance for losses on customer finance receivables retroactive.


4.       FINANCE RECEIVABLES:

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

         The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolio. The allowance is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the receivables with respect to historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer's ability to repay and general economic conditions. Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible, generally when the receivable becomes 180 days delinquent. Although the allowance for losses on finance receivables which was increased as a part of this restatement, reflected in the Company's consolidated balance sheet at September 30, 2000 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables.

5.       COMPREHENSIVE INCOME:

         Comprehensive income for the Company includes net income, foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

         Comprehensive income (loss) for the three and nine month periods ended September 30, 1999 and 2000 was as follows (unaudited and in thousands):

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   --------------------------------- -------------------------------
                                                        1999             2000            1999             2000
                                                   ---------------- ---------------- --------------  ---------------
                                                                      (restated)                       (restated)
Comprehensive  Income:

Net income                                         $     113,151    $     131,838    $   301,955     $    369,656
Foreign currency translation                               5,438            2,252          2,881            1,747
Unrealized gain (loss) on available-for-sale
securities                                                 1,357           (1,962)         1,357           (8,027)
                                                   ---------------- ---------------- --------------  ---------------

Total comprehensive income                         $     119,946    $     132,128    $   306,193     $    363,376
                                                   ================ ================ ==============  ===============


6.     SHARE AND PER SHARE INFORMATION:

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

         The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (unaudited and in thousands):


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ---------------------------------- -------------------------------
                                                       1999              2000            1999             2000
                                                  ----------------  ---------------- --------------  ---------------
                                                                      (restated)                       (restated)
Net income for basic and diluted
  earnings per share                              $       113,151   $     131,838    $   301,955     $    369,656
                                                  ================  ================ ==============  ===============
Weighted average shares for basic
  earnings per share                                      313,719         322,408        313,203          321,221
Dilutive effect of stock options                           10,193          11,273          8,552           11,127
                                                  ----------------  ---------------- --------------  ---------------
Weighted average shares for diluted
  earnings per share                                      323,912         333,681        321,755          332,348
                                                  ================  ================ ==============  ===============


7.     SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS):


                                                         DECEMBER 31,     SEPTEMBER 30,
                                                             1999              2000
                                                        ---------------- -----------------
                                                                            (unaudited
                                                                           and restated)
Accounts receivable, net:
     Accounts receivable                                $    662,811      $     548,266
     Less allowance for uncollectible accounts               (16,472)           (15,117)
                                                        --------------    ----------------
                                                        $    646,339      $     533,149
                                                        ==============    ================

Inventory:
     Components and subassemblies                       $    183,321      $      194,607
     Finished goods                                            8,549             134,158
                                                        --------------    ----------------
                                                        $    191,870      $      328,765
                                                        ==============    ================
Other assets:
     Financing receivables, net of allowance for losses $    294,677      $      578,357
     Investments in unconsolidated entities                  202,865             413,405
     Deferred income taxes                                   164,979             174,888
     Other                                                   319,625             400,892
                                                        --------------    ----------------
                                                        $    982,146      $    1,567,542
     Less other current assets                              (522,225)           (709,053)
                                                        --------------    ----------------
                                                        $    459,921      $      858,489
                                                        ==============    ================


8.       CONTINGENCIES:

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

         The following table sets forth summary information by segment (unaudited and in thousands):


                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                          ------------------------------------    ----------------------------------
                                                1999               2000                1999               2000
                                          ------------------  ----------------    ---------------    ---------------
                                                                (restated)                             (restated)
Net sales:
  United States:
    Consumer                              $       1,180,171   $     1,450,430     $    3,175,798     $    3,948,181
    Business                                        799,021           794,782          2,334,250          2,164,431
                                          ------------------  ----------------    ---------------    ---------------
                                                  1,979,192         2,245,212          5,510,048          6,112,612
  EMEA                                              122,046           131,022            381,916            448,999
  AP                                                162,663           172,889            523,214            618,873
  Non-segment                                            --              (833)                --            (26,227)
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                            $       2,263,901   $     2,548,290     $    6,415,178     $    7,154,257
                                          ==================  ================    ===============    ===============

Operating income:
  United States:
    Consumer                              $         110,371   $       187,022     $      260,023     $      498,230
    Business                                        102,596            96,487            355,996            292,985
                                          ------------------  ----------------    ---------------    ---------------
                                                    212,967           283,509            616,019            791,215
  EMEA                                               (4,069)          (11,053)           (11,456)           (13,584)
  AP                                                  6,141            (8,459)            32,254             15,760
  Non-segment                                       (56,260)          (77,305)          (214,307)          (256,846)
                                          ------------------  ----------------    ---------------    ---------------
  Consolidated                            $         158,779   $       186,692     $      422,510     $      536,545
                                          ==================  ================    ===============    ===============


10.      NEW ACCOUNTING PRONOUNCEMENTS:

         In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. This pronouncement requires, among other items, mark-to-market accounting for certain derivative financial instruments. The Company estimates that the impact of this pronouncement will result in an after-tax charge of $20 million in 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The financial impact of this requirement is discussed in Note 3, "Restatement" for the three and nine month periods ended September 30, 2000.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations, expressed as a percentage of net sales:


                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           SEPTEMBER 30,                               SEPTEMBER 30,
                             ------------------------------------------  -------------------------------------------
                                  1999         CHANGE        2000             1999         CHANGE         2000
                             ---------------- ---------- --------------  ---------------- ---------- ---------------
                                                          (restated)                                   (restated)
                                                             (dollars in thousands)
Net sales                        $ 2,263,901      12.6%   $ 2,548,290        $ 6,415,178      11.5%   $   7,154,257
Gross profit                         472,970      22.4%        578,697         1,298,750      22.9%       1,596,570
  Percentage of net sales              20.9%                     22.7%             20.2%                      22.3%
Selling, general and
  administrative expenses            314,191      24.8%        392,005           876,240      21.0%       1,060,025
  Percentage of net sales              13.9%                     15.4%             13.7%                      14.8%
Operating income                     158,779      17.6%        186,692           422,510      27.0%         536,545
  Percentage of net sales               7.0%                      7.3%              6.6%                       7.5%
Net income before
cumulative effect of change
in accounting principle          $   113,151      16.5%   $    131,838       $   301,955      26.3%   $     381,507


NET SALES

         Gateway consolidated net sales increased to $2.5 billion and $7.2 billion in the third quarter and first nine months of 2000, respectively. For the third quarter of 2000, domestic sales grew by 13.4% while international sales increased by 6.7% as compared to the third quarter of 2000.

         The following table summarizes the Company's net sales, for the periods indicated, by geographic region:


                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        SEPTEMBER 30,                                 SEPTEMBER 30,
                         --------------------------------------------- ---------------------------------------------
                              1999         CHANGE          2000             1999           CHANGE         2000
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
                                                        (restated)                                     (restated)
                                                             (dollars in thousands)
Net sales
  United States          $    1,979,192    13.4%     $      2,245,212  $     5,510,048     10.9%     $    6,112,612
  Europe                        122,046     7.4%              131,022          381,916     17.6%            448,999
  Asia Pacific                  162,663     6.3%              172,889          523,214     18.3%            618,873
  Non-segment                        --      --                  (833)              --        --            (26,227)
                         --------------- ----------- ----------------- ----------------  ----------- ---------------
  Consolidated           $    2,263,901    12.6%     $     2,548,290   $     6,415,178     11.5%     $    7,154,257
                         =============== =========== ================= ================  =========== ===============


         In the United States, net sales growth was led by the consumer segment with an increase of 23% over the third quarter of 1999 while the business segment was flat. Consumer sales growth was driven by growth in all sales channels. The Gateway Country-Registered Trademark- stores retail channel added 35 stand-alone locations bringing the worldwide total to 384 locations at the end of the third quarter of 2000. In addition to the new Gateway Country store locations, the Company continued to develop the OfficeMax, Inc. strategic alliance by opening Gateway Country stores inside of 294 OfficeMax stores by quarter's end, an increase of 202 from the end of the second quarter of 2000. Beyond-the-box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for more than 50% of income for the third quarter of 2000. Gateway's sales to businesses was flat in the third quarter compared with last year as the Company continued to refocus its efforts on sales to small and medium businesses and government and education institutions, which are Gateway's core target markets in the business space. Gateway Business performance was driven by a doubling of the number of business sales representatives servicing small business in Gateway Country stores and enhanced business products and solutions, training, and local service support through the Gateway Networking Solutions Program.

         Sales in the European, Middle East, African ("EMEA") segment and Asia Pacific region were $131.0 million and $172.9 million, respectively, in the third quarter of 2000, representing increases of 7% and 6%, respectively, over the third quarter of 1999. The growth in EMEA and Asia Pacific was due to the expansion in the number of store-with-in-a-store outlets as the Company ended the quarter with 275 retail outlets in EMEA and 100 in Asia Pacific.

GROSS PROFIT

         As a result of the restatement, including an increase of $14 million in the allowance related to the finance receivables partially offset by other adjustments, gross profit decreased approximately $4.9 million to $578.7 million from the previously reported $583.6 million. Subsequent to the restatement, gross profit in the third quarter of 2000 increased 22% over the comparable period of 1999 to $578.7 million and increased 23% over the first nine months of 1999 to $1.6 billion. Margin productivity was driven by the diversified revenue stream provided by the Company's beyond-the-box strategy discussed above, favorable component prices, and productivity gains from Six Sigma initiatives. As a percentage of sales, gross profit for the third quarter of 2000 was 22.7%, up from 20.9% in the third quarter of 1999, representing the eleventh consecutive quarter of year-over-year gross profit improvement.

         The Company's consumer financing operations are reported as net revenues in the case of interest and fee income and cost of sales in the case of service fees and loan loss expense. The Company's finance receivables increased from $295 million at the end of 1999 to $578 million at September 30, 2000. The Company continually revises its estimate for the allowance related to losses based on information provided by its loan-servicing partner and through tracking the performance of its various finance programs. The Company significantly increased its allowance during the course of 2000 due to the increased participation of the Company in purchasing finance receivables for its own account and the expansion of the consumer finance program to higher risk categories.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the third quarter and first nine months of 2000 increased 25% and 21%, respectively, compared to the same periods of 1999. As a percentage of sales, SG&A expenses were 15.4% for the third quarter of 2000, compared to 13.9% in the third quarter of 1999.

OPERATING INCOME

         After giving effect to the increase in the allowance related to finance receivables and other adjustments included in the restatement in Note 3, operating income increased to $186.7 million, representing an increase of 18% over the third quarter of 1999. As discussed above, operating income was favorably impacted by gross margin improvement and effective expense productivity. As a percentage of sales, operating income increased to 7.3% from 7.0% in the third quarter of

1999. Recurring profits from the beyond-the-box strategy, including Internet access and portal income, financing and warranty revenue totaled more than 25% of third quarter operating income. Operating income for the consumer and business segments in the United States was $187.0 million and $96.5 million, respectively, in the third quarter of 2000. For the first nine months of 2000, operating income was $536.5 million, an increase of 27% over the first nine months of 1999.

OTHER INCOME

         Other income includes other income net of expenses, such as interest income and expense and foreign exchange transaction gains and losses. Other income decreased to $17.7 million from $18.0 million in the same period of 1999. For the first nine months of 2000, other income increased to $54.9 million from $49.3 million reported in the comparable 1999 period.

INCOME TAXES

         The Company's annualized effective tax rate was 35.5% for the third quarter of 2000, a decrease from the 36% rate for the third quarter of 1999. The effective tax rate for 2000 is consistent with the 1999 annual effective rate which reflects a favorable impact from shifts in the geographic distribution of the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents selected financial statistics and information for the periods indicated:


                                                                          SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                               1999                             2000
                                                  --------------------------------   ----------------------------
                                                                                             (restated)
                                                                      (dollars in thousands)
      Cash and marketable securities                 $      1,215,025                 $        982,872
      Days of sales in accounts receivable                         28                               19
      Days inventory on hand                                        7                               15
      Days in accounts payable                                     43                               42
      Cash conversion cycle                                        (8)                              (8)


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

         The Company generated $427.0 million in cash from operations during the first nine months of the year, including $514.9 million of net income adjusted for non-cash items. Other significant factors affecting available cash include an increase in inventory levels of $136.9 million, and a $98.1 million decrease in accounts receivable. The Company used approximately $236.6 million for the construction of new facilities, information systems and equipment and $276.5 million to purchase financing receivables, net of repayment proceeds and $246.9 million in investment in unconsolidated entities, which includes $150 million in Consumer Financial Network convertible preferred stock and $50 million of Office Max, Inc. convertible preferred stock. Finance receivables, net of allowance for loan losses, increased to $585.8 million as of September 30, 2000 and is expected to continue to grow as the Company continues to finance the sale of its products and services. As discussed previously, the Company continued to expand the retail Gateway Country-Registered Trademark- stores bringing the total number of stores worldwide to 384 as of September 30, 2000. The Company anticipates that it will retain all earnings in the foreseeable future for future development of its business and will not distribute earnings to its stockholders as dividends.

         At September 30, 2000, the Company had long-term indebtedness and capital lease obligations of approximately $2.8 million. These obligations relate principally to the Company's investments in equipment and facilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998 the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. This pronouncement requires, among other items, mark-to-market accounting for certain derivative instruments. The Company estimates that the impact of this pronouncement will result in an after-tax charge of $20 million in 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The financial impact of this requirement is discussed in Note 3, "Restatement" for the three and nine month periods ended September 30, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

      EXHIBIT
        NO.                      DESCRIPTION OF EXHIBITS
        ---                      -----------------------
         10.19 Form of Executive Officer Change of Control Compensation Agreement filed as Exhibit 10.19 to the Form 10-Q for the quarter ended September 30, 2000.
         27.1     Financial Data Schedule, filed herewith.

     (b)  REPORTS ON FORM 8-K:

         No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GATEWAY, INC.


Date: March 1, 2001        By:  /s/ Joseph Burke
                               -------------------------------------------------
                               Joseph Burke
                               Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

                            By:  /s/ Robert D. Manza
                               -------------------------------------------------
                               Robert D. Manza
                               Vice President and Controller
                               (principal accounting officer)

    EXHIBIT              INDEX TO EXHIBITS
      NO.
      ---

      27.1        Financial Data Schedule