Form 10-K405
period 2000-12-31
GATEWAY INC
filed 2001-03-05
CIK 895812

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 15, 2001 (based on the last sale price on the New York Stock Exchange as of such date) was approximately $4,644,563,274. At such date, there were 322,911,531 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Gateway's definitive proxy statement relating to its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K, including "Business Factors That May Affect Gateway's Business and Future Results" set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Gateway, Inc., together with its subsidiary companies ("Gateway" or the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

         The forward-looking statements contained herein involve risks and uncertainties including, but not limited to, competitive factors and pricing pressures, including the impact of aggressive pricing cuts by larger competitors; general conditions in the personal computing industry, including changes in overall demand and average unit prices, shifts from desktops to mobile computing products and information appliances and the impact of new microprocessors and operating software; component supply shortages; short product cycles; the ability to access new technology; infrastructure requirements; risks of international business; foreign currency fluctuations; ability to grow in e-commerce; risks of minority equity investments; risks relating to new or acquired businesses, joint ventures and strategic alliances; risks related to financing customer orders; changes in accounting rules, the impact of litigation and government regulation generally; inventory risks due to shifts in market demand; changes in product, customer or geographic sales mix; the impact of employee lay-offs and management changes; and general economic conditions. To learn more about the risks and uncertainties that the Company faces, you should read the risk factors set forth in Gateway's Securities and Exchange Commission periodic reports and filings, including but not limited to the items discussed elsewhere in this Report. The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Gateway is a leading direct marketer of personal computers ("PCs") and related products and services to consumers and businesses. Gateway develops, manufactures, markets, and supports a broad line of desktop and portable PCs, servers and workstations used by individuals, families, small and medium businesses, government agencies, educational institutions, and large businesses. Gateway also offers diversified products and services "beyond the box," such as software, peripherals, Internet access services, training programs, support programs and financing programs.

         The Company is one of the leading suppliers of PCs to the U.S. consumer market, with a market share greater than 20% in 2000 based on revenue, placing Gateway in the top two manufacturers of consumer PCs in the U.S. in 2000, according to Gartner Group/Dataquest U.S. PC Quarterly Statistics. Gateway's strategy is to deliver the best value to its customers by offering quality, high-performance PCs and other products and services employing the latest technology at competitive prices and by providing outstanding service and support along with quality Internet access. Internet users can access information about Gateway and its products and services at HTTP://WWW.GATEWAY.COM.

         Gateway was incorporated as "Gateway 2000 Inc." in Iowa on August 15, 1986, merged into a South Dakota corporation of the same name effective December 29, 1989, and merged into a Delaware corporation of the same name effective February 20, 1991. Gateway's common stock trades on the New York Stock Exchange under the symbol GTW.

BUSINESS SEGMENTS

         During 2000, Gateway organized its global operations into four operating segments: (a) the consumer segment in the United States, (b) the business segment in the United States, (c) Europe, the Middle East and Africa, and (d) Asia Pacific (including Australasia). The corporate headquarters for Gateway is located in San Diego, California. For further information on the Company's operating segments see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the Notes to the Consolidated Financial Statements. The products and sales channels employed by the business segments are substantially similar although some are in different stages of development in the segments.

BUSINESS OPERATIONS

         DIRECT MARKETING AND DISTRIBUTION. Gateway sells its products directly to PC customers primarily through three complementary distribution channels - phone sales, its Internet web site, HTTP://WWW.GATEWAY.COM, and the Gateway Country-Registered Trademark- stores. In April 1996, Gateway became the first major PC manufacturer to provide consumers the ability to custom configure, order and pay for a personal computer via the World Wide Web. Gateway Country stores allow customers to test Gateway's products and have their questions answered by highly trained sales representatives. Unlike traditional retail stores, Gateway Country stores generally do not maintain an inventory of computers for sale, keeping inventory risks and related costs low. Customers can order a computer while at the store, can visit the Gateway website later and place an order over the Internet, or can call to ask further questions and order their computer over the telephone. Gateway believes that more than 50% of its consumer customers take advantage of at least two of these channels before making their purchases.

         Gateway believes that this direct distribution and multi-channel approach provides several competitive advantages. First, Gateway believes it can offer competitive pricing by avoiding the additional markups, inventory and occupancy costs associated with distributors, dealers and traditional retail stores. Second, by alleviating the need for the high levels of finished goods inventory required by traditional retail channels, Gateway believes it can respond more quickly to changing customer demands - offering new products on a timely basis and reducing its exposure to the risk of product obsolescence. Third, Gateway believes that working directly with customers promotes brand awareness and customer loyalty as evidenced by the high number of repeat customers.

         Gateway markets its products directly to customers, primarily by placing advertisements on television, newspapers, magazines, radio, the Internet (including links from the websites of certain of Gateway's e-commerce partners), its Internet website, HTTP://WWW.GATEWAY.COM, local promotions and trade show appearances. Gateway also conducts national television advertising campaigns. Gateway believes its creative marketing, including use of its famous trademarked "BLACK AND WHITE SPOT" design on product packaging, has helped generate significant brand awareness and a loyal customer base.

         As of December 31, 2000, Gateway had expanded its Gateway Country stores to 327 stores in the United States from 242 stores at December 31, 1999, allowing customers direct interaction with sales representatives. Customers can also order products over the telephone up to eighteen hours a day and seven days a week in the U.S. and six days a week elsewhere in the world.

         Gateway has sold over 21.6 million PCs to date, and maintains a database of its customers. To provide a broader range of services to these customers, Gateway has introduced a number of marketing and communication techniques. These include sales catalogs, customer magazines, and the Gateway Moola credit card that gives consumers a rebate applicable toward future Gateway-TM- purchases. Since 1995, Gateway has maintained a web site on the Internet. Gateway's Internet web site offers information about Gateway events, new product offerings and technical support advice. In addition, regular surveys of Gateway's customers also give Gateway valuable marketing, service and product information.

         BUSINESS SALES. During 2000, the Company expanded sales and marketing activities focused on its core market segments: small and medium business, education and government. In 2000, the Company redesigned its Business Solutions center in Gateway Country stores and added approximately 300 dedicated Business Sales Representatives to address the technology needs of small and medium business clients.

         To complement its business sales efforts, Gateway also deployed a program of 200 third-party Network Solutions Providers who work side-by-side with the Company's Business Sales Representatives and business sales force to deliver localized consultation and integration services to business, education and government clients in essentially all the top markets across the United States.

         In addition to its Gateway Country-Registered Trademark- store and telephone sales channels, Gateway enhanced customer sales options with Internet-based tools. The company offered business, education and government clients personalized websites, called eSource sites, to facilitate their order and order management requirements. Additionally the company added the Gateway eMarketplace to facilitate both online purchases and sales of a wide range of technology and products that help businesses run.

         Gateway's Custom Integration Services (CIS) program continued to reduce the time and expense associated with the deployment of new business systems. Gateway's CIS group accelerates technology deployment for clients through factory installation of unique software images, development of image restoration products, asset tagging installation of customer hardware and software to meet clients' individual requirements.

         In 2000 Gateway expanded its sales force and demonstrated technology leadership in the education market through the Company's work with a number of K-12 and higher education institutions, including the deployment of the first totally wireless campus at Buena Vista University in Storm Lake, Iowa.

         INTERNET BUSINESS - ACCESS AND E-COMMERCE. Gateway began offering Internet service in November 1997, when it became the first major PC manufacturer to offer nationwide Internet provider service directly to its customers. The GATEWAY.NET-Registered Trademark- Internet service offers electronic mail, Internet access, and an array of news, entertainment, family-oriented topics, weather, sports, Internet tips and tutorials.

         Since October 1999, Gateway has had a wide-ranging relationship with America Online, Inc. ("AOL") intended to accelerate distribution of each company's products and services, including Internet service on either AOL or gateway.net (now managed by AOL) offered by Gateway in connection with product sales. By the end of the fourth quarter of 2000, Gateway's joint Internet service activities with America Online had almost two million customers.

         In February 1999, Gateway purchased a minority ownership share in the e-commerce operations of NECX Direct. NECX created the first Internet-based, transaction-capable, e-commerce site in 1993, and in 1998, its site won the U.S. News and World Report "Best of the Web" award, PC Magazine's "Editor's Choice" for Computer Hardware and PC World's "Best" Online Buying Experience award. In March 2000, Gateway exercised its option to acquire the balance of NECX. During 2000, the NECX website was integrated with Gateway's website at HTTP://WWW.GATEWAY.COM, where it is now called the "Accessory Store." Through Gateway.com, Gateway's customers are now able to purchase an entire computing solution from one website offering personalized PCs plus thousands of peripherals, software and related products.

         YOUR:)WARE-REGISTERED TRADEMARK- PROGRAM - CUSTOMIZED COMPUTERS. In 1998, Gateway introduced the Your:)Ware program that combines two unique features to address customer concerns about obsolescence of PCs. Under the Your:)Ware program, customers can trade in a Gateway computer and get a credit toward the purchase of a new system. During 2000, Gateway expanded its trade-in program to accept any brand of Pentium class personal computer for credit toward the purchase of a new Gateway-TM- system, subject to the terms and conditions of the program. Gateway also offers its Your:)Ware For Business-SM- program designed to provide customized solutions, one-to-one account management and a technology refresh program for small and medium sized businesses. The Your:)Ware For Education-SM- program is designed to offer training, customized software and hardware and dedicated support to K-12 school systems. In the future, Gateway plans to introduce its Your:)Ware-Registered Trademark- 2.0 which includes photoware, musicware, and other vertical applications.

         FINANCING PROGRAMS. In early 1999, Gateway announced the creation of an internal division to manage the financing of customer PCs by the Company and its third-party financing partners. During 2000 the Gateway program provided more than $2 billion in financing business related to the Your:)Ware program and through more traditional financing vehicles for customer purchases. For business customers, Gateway maintains relationships with a number of leasing companies to provide leasing options tailored to meet the needs of these customers.

         QUALITY PRODUCT, SERVICE AND SUPPORTS. Gateway believes that as PC customers have become increasingly sophisticated in their purchasing decisions, quality and reliability have become increasingly important. Gateway works closely with its suppliers to develop high-quality components, manufactured to Gateway's specifications. Gateway believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs. To provide superior service and support to its customers, Gateway utilizes trained customer and technical support representatives to assist customers with the resolution of technical questions relating to Gateway's products.

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

         COMPETITIVE PRICING. Gateway offers its products at competitive prices by seeking to achieve a low-cost operating structure. First, in addition to the cost advantages of marketing and selling its products directly to its customers, Gateway endeavors to minimize overhead expenses. During 2000, Gateway operated manufacturing facilities in South Dakota, Virginia, Utah, Ireland and Malaysia, locations with relatively low costs associated with facilities, work forces and taxes. In January 2001, Gateway announced its intention to move its California server manufacturing operations to South Dakota by the end of March 2001. Second, Gateway's in-house engineering personnel work closely with component suppliers in developing and implementing new technology, reducing the investment usually associated with a traditional, in-house research and development group. Finally, Gateway believes its large volume of business affords it certain economies of scale, which lower its unit costs and contribute to operating efficiencies.

         GROWTH INITIATIVES. The growth in Gateway's net sales to date has resulted primarily from the sale of desktop and portable PCs to individuals, home offices, small and medium businesses, and to governmental entities and educational institutions in the U.S. market. Gateway's sales have continued to grow because of the ongoing diversification of its revenue stream with the introduction and expansion of new products and services, including financing options, software, peripheral devices, Internet access and training programs. Gateway believes that its growth in these areas benefits from its Gateway Country-Registered Trademark- stores, which allow direct interaction with retail customers and small business customers, and the enhancement of its outside sales force which serves businesses, government agencies and educational institutions.

         For a discussion of certain risks associated with Gateway's operations, see "Factors That May Affect Gateway's Business and Future Results" beginning on page 9 of this Report.

PC PRODUCTS

         Gateway offers a broad line of PCs and PC-based products, including desktop and portable PCs, servers and workstations. Gateway-TM- PCs are custom-configured with a choice of microprocessors of varying clock speeds, memory and storage capacities, as well as other options, all as specified by the customer. The following are the key products within this class:

         DESKTOP PCS. Gateway offers a series of desktop PC products, developed to serve targeted customer segments. Desktops represented over 80% of sales in fiscal 2000.

         PORTABLE PCS. Gateway offers a series of portable PC products to provide portable computing capabilities for users who operate in both a mobile and networked environment. The systems can be designed for either home or business use and are available with docking stations and various multimedia applications. Portables are a growing element of Gateway's business, representing about 11% of sales in fiscal 2000.

         SERVERS. Gateway principally offers Gateway-ALR-Registered
Trademark- branded servers for business customers. Every Gateway ALR server has an adaptable design and can be custom built with a variety of options to fit the customer's needs.

         INTERNET AND NETWORKING APPLIANCES. During the fourth quarter of 2000, Gateway introduced a number of products to address the expected growth of networked products in the home. These early products are expected to prove a key testing ground for future opportunities in the Internet appliance arena.

BEYOND THE BOX PRODUCTS AND SERVICES

         A key element of Gateway's growth strategy is expansion of "beyond the box" product and service offerings, which are products and services sold in addition to the base PC. Gateway offers an assortment of beyond the box PC-related products and services, such as peripheral products and software, Internet access services, financing programs, training programs and services and support.

         PERIPHERAL PRODUCTS AND SOFTWARE. Gateway offers a variety of products manufactured or published by third parties including monitors, printers, fax/modems, CD-ROM drives, external storage devices, and third party software titles.

         INTERNET ACCESS SERVICES. Gateway's joint Internet service activities with AOL had more than two million subscribers at the end of 2000. Through this service, Gateway intends to continue pursuing the seamless integration of the hardware and Internet experience. During 2000, Gateway and AOL also jointly offered broadband Internet access in selected markets.

         FINANCING PROGRAMS. In 2000, the Gateway finance program, including third party financing partners, provided over $2 billion through financing programs directed toward purchasers of Gateway-TM- PCs. Gateway customers are offered a variety of traditional lending programs, as well as participation in Gateway's Your:)Ware-Registered Trademark- program. Gateway also offers a number of leasing programs for business customers.

         TRAINING. Through the growth of Gateway Country-Registered Trademark- stores, Gateway now has approximately 6,000 classroom seats throughout the country, offering training on general PC usage, popular third-party software, Internet usage and networking services.

         SERVICES AND SUPPORT. Gateway has partnered with a number of third parties to provide and strengthen Gateway's service offerings to consumers and businesses of all sizes. In addition, with 327 Gateway Country stores located within in the U.S., Gateway offers a unique ability among PC manufacturers to service directly what it sells.

PRODUCT DEVELOPMENT

         Gateway's expenditures on research and development in each of the last three years were less than 1% of net sales, as the Company primarily relies on third party suppliers and other technology developers for research, development and engineering. Gateway maintains close and cooperative relationships with many of its suppliers and with other technology developers. These relationships and Gateway's own engineering staff have enabled Gateway to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market. Gateway believes that its strong relationships with its suppliers will continue to give Gateway access to new technology and enhance its ability to bring the latest technology to market on a timely basis. Direct relationships with its customers also enable Gateway to obtain valuable market information, which it uses to assist in developing new product offerings.

MANUFACTURING

         Gateway has designed its manufacturing process to provide products custom-configured to conform to customer specifications. Gateway uses production teams to assemble most of its desktop PCs with each member of a production team trained to do several tasks, increasing flexibility and efficiency. From time to time, Gateway also uses third-party suppliers to manufacture portables and other products on behalf of the Company. Gateway's production teams perform quality control tests on each PC, and Gateway's quality assurance staff inspects samples of completed PCs to ensure that the PCs meet Gateway's quality specifications and applicable regulatory requirements. Each PC is generally shipped from Gateway's manufacturing facilities ready-for-use, with an operating system and certain application software already installed. Replacement parts are also generally shipped directly from Gateway to its customers.

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

PRODUCT WARRANTIES AND TECHNICAL SUPPORT

         PRODUCT WARRANTIES. Gateway believes its product warranties are an important part of achieving customer satisfaction and maintaining Gateway's image. Gateway provides competitive warranty packages on all of its manufactured products, ranging from one year to five years. In many cases, customers have the option of customizing their limited warranty to suit their particular needs.

         E-SUPPORT SOLUTIONS. Gateway's e-support solutions approach combines preloaded automated system-repairing software and online diagnostic and computer maintenance programs to deliver automated technical support for its customers.

         OTHER TECHNICAL SUPPORT OPTIONS. Gateway provides a number of other basic technical support options to its customers through its website, as well as through a variety of other methods, including e-mail, fax, and telephone support. Many of these technical support options are available to customers without charge. To expand the range of choices available to customers, Gateway has also introduced a number of fee-based support options, ranging from software tutorial services for consumers to advanced network support for small and medium sized businesses.

PATENTS, TRADEMARKS AND LICENSES

             Gateway holds a number of U.S. and foreign patents and has a number of U.S. and foreign patent applications pending. In addition to its own engineering resources, Gateway works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology. Gateway has obtained patent licenses for certain technologies where such licenses are necessary or advantageous, some of which require significant royalty payments. In addition, Gateway has entered into patent cross-licenses to provide access to other technology.

         Gateway owns and uses a number of trademarks on or in connection with its products and services, including Gateway, Your:)Ware, the "BLACK AND WHITE SPOT" design, the Gateway Stylized Logo, Gateway Country, Gateway.net, Solo, and "You've Got a Friend in the Business", among others. Many of these trademarks are registered in the United States and other countries. Gateway believes the GATEWAY and the famous "BLACK AND WHITE SPOT" design trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

         Because software used on Company-manufactured PCs generally is not owned by the Company, Gateway has entered into software licensing or cross-licensing arrangements with a number of software developers, including Microsoft Corporation. For example, Gateway has licenses with Microsoft Corporation for Windows 98, Windows NT, Windows 2000, and Windows ME, and Microsoft Office software products, among others.

COMPETITION

         The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. Gateway competes primarily by adding new performance features to products while minimizing corresponding price increases. Gateway believes its direct sales model, Gateway Country-Registered Trademark- stores, customer service and support, and sales offering of "beyond the box" products and services are additional competitive advantages.

         Competitive factors in Gateway's markets include price, availability of new technology, variety of products and features offered, availability of products and software, marketing and sales capability, and service and support. Gateway believes it competes favorably with respect to each of these factors.

         Gateway's results, however, could be adversely affected if it is not able to introduce new products or product features as quickly as its competitors or if its competitors offer products at significantly lower prices than Gateway. In recent years, Gateway and many of its competitors have regularly lowered prices, and Gateway expects these pricing pressures to continue. Softness in the PC market in the fourth quarter of 2000 has led a number of Gateway's competitors to aggressively cut pricing to spur sales and gain market share. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce the Company's profits.

INTERNATIONAL OPERATIONS

         Gateway has operated in Europe ("Gateway Europe") since opening a sales, service and production facility in Dublin, Ireland through Gateway Ireland Ltd. in 1993. Currently, Gateway Europe has operations in most other European countries, including Ireland, the United Kingdom, France, Germany, Italy, the Netherlands, Sweden, Cyprus, Switzerland, Denmark and Spain. Gateway Europe has e-commerce, Internet access service and retail operations in Ireland, the United Kingdom, France and the Netherlands. Gateway Europe uses a netowrk of resellers throughout the Middle East and Africa.

         Gateway has been doing business in the Asia Pacific region ("Gateway Asia Pacific") since 1995. Since then, Gateway Asia Pacific has continued to expand in the region, and today has manufacturing operations in Malacca, Malaysia to provide products for the region. Gateway Asia Pacific has operations in Singapore, Malaysia, Australia, New Zealand and Japan.

         In 1999, Gateway entered the Canadian computer market with product, service and support offerings for Canadian business, government and education customers. During 2000, Gateway expanded its presence in Canada with the opening of Gateway Country-Registered Trademark- stores to sell products and services to small businesses and consumers.

EMPLOYEES

         As of December 31, 2000, Gateway had approximately 24,600 full-time employees, of whom 21,100 were in the U.S., 1,800 were in Europe and 1,700 were in other foreign countries. Gateway believes employee relations are generally good.

BACKLOG

         Gateway's backlog of unfilled orders was approximately $70 million, at both year-end 2000 and 1999. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company's policy of allowing customers to cancel or reschedule orders under certain circumstances.

SEASONALITY

         Gateway's operating results have been subject to seasonality and to quarterly and annual fluctuations. Factors involved include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Historically, Gateway's sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending; however, in the fourth quarter 2000 sales did not follow the historical trend in light of general economic and industry trends.

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

COMPETITIVE MARKET CONDITIONS. The Company encounters aggressive competition in its industry with numerous competitors vying for market share. Competition is driven in large part by price and availability of new technology and products. A number of the Company's larger competitors have aggressively cut prices to spur sales and gain market share in light of recent softness in the PC industry. The Company believes it can counter these competitive forces by continuing to react quickly to expected and perceived customer product requirements and desires, and by maintaining relationships with its suppliers to bring products quickly to market. There can, however, be no assurance that it will be able to successfully continue to do so in an ever-changing marketplace. Adverse general economic or business conditions also impact demand for Gateway's products and services. In addition, the Company expects the industry trend of declining average unit prices for PCs to continue. Gateway intends to attempt to mitigate the impact of falling prices and changes in product mix by continuing to diversify its revenue stream with new products, software bundles, Internet services, financing and other service and support offerings. If prices are not offset by reduced costs or increased sales of other products and services, Gateway's profits could be adversely impacted.

SUPPLIERS. Gateway requires a high volume of quality components for the manufacture of its products, substantially all of which it obtains from outside suppliers. While Gateway attempts to have multiple suppliers for such components, in some circumstances it maintains single-source supplier relationships. Failures of suppliers to meet component delivery schedules have occasionally disrupted normal production schedules at Gateway and Gateway may continue to experience production disruptions. Reliance on third party suppliers also subjects Gateway to the risks of a shortage of components, the possibility of defective parts produced by others, and increases in component costs (which can adversely affect Gateway's profitability).

PRODUCT CYCLES. Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry. Gateway's internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. However, Gateway may not have access to or the right to use new technology or may be unable to incorporate such new technology in its products or features in a timely manner. The increasing reliance on the Internet is creating new dynamics in the computer industry, causing an emphasis on speed and connectivity rather than stand-alone computing power. As a new generation of Internet devices is introduced, sales of traditional desktop and other personal computers may decline and Gateway's products will be subject to competition from consumer electronics companies, telecommunications companies and other major consumer competitors.

ACCESS TO TECHNOLOGY. There can be no assurance that Gateway will continue to have access to existing or new third-party technology for use in its products. If Gateway or its suppliers are unable to obtain licenses necessary to use protected technology in Gateway's products on commercially reasonable terms, Gateway may be forced to market products without certain desirable technological features. Gateway could also incur substantial costs to redesign its products around other parties' protected technology or to defend patent or copyright infringement actions against Gateway.

INFRASTRUCTURE REQUIREMENTS. The Company's business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If the Company is not successful in continuing to develop its infrastructure, it could experience disruptions in operations, which could have an adverse financial impact. The Company could be impacted by its announced workforce reduction to occur in the first quarter of 2001.

INTERNATIONAL OPERATIONS. Gateway has expanded its operations into Europe, the Asia Pacific region and Canada. International expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. In 2001, the Company intends to rationalize and refocus its international business activities, including exiting from marginal locations. There can be no assurance that Gateway will effectively manage these additional risks.

FINANCIAL INSTRUMENTS. In an effort to minimize the impact of currency fluctuations, Gateway engages in hedging programs involving forward exchange contracts. Factors that could impact the effectiveness of hedging programs include volatility of currency markets, reliability of sales forecasts, and availability of hedging instruments.

E-COMMERCE. Gateway has developed its e-commerce business in part through investment in existing companies and continued expansion of its e-commerce site offering Gateway-TM- branded products as well as complementary products from other manufacturers. E-commerce is still a relatively new and emerging distribution channel whose success is dependent on a variety of factors, including its continued acceptance by consumers. Gateway's success using e-commerce depends on such factors as the satisfactory performance, reliability and availability of Gateway's web site; the reliability and efficiency of its computer and communications hardware systems; its ability to compete with a growing number of rival e-commerce sites; its ability to evolve, update and improve its services and offerings in response to changing demands; and the consumer demand for its products. Expansion in this area has required investment in start-up activities and initial operating losses in this portion of Gateway's business.

RISKS OF MINORITY INVESTMENTS. Gateway holds and expects to continue to consider investments in minority interests in companies having operations or technology in areas within Gateway's strategic focus. Many of these investments are in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in year 2000, and poor operating results of certain of these underlying investments have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of its investment.

RISKS OF ACQUISITIONS, JOINT VENTURES AND STRATEGIC ALLIANCES. Gateway has entered into certain strategic alliances, acquired certain businesses that it believes are complementary to its operations and anticipates making possible acquisitions and entering into possible joint ventures in the future. While Gateway believes it will effectively integrate such businesses, joint ventures, or strategic alliances with its own, Gateway may be unable to successfully do so without losing key employees or business relationships. In addition, in the case of acquisitions, Gateway may be unable to smoothly integrate the acquired companies' marketing, production, development, distribution and management systems resulting in the Company's inability to realize hoped for cost savings and/or sales growth. Gateway's operating results could be adversely affected by any problems arising during or from such process or the inability to effectively integrate any current or future acquisitions.

RISK OF FINANCE RECEIVABLES. Gateway has the economic risk associated with finance receivables held or retained by the Company from Gateway customers in connection with the financing of their purchases of Gateway products. The quality of creditworthiness of these borrowers is diverse. As such, there is no assurance that Gateway's allowance for losses on finance receivables will be adequate if consumer delinquencies or bankruptcies occur or if general economic conditions deteriorate. In addition, when Gateway finances the sale of its products, its receipt of the full purchase price for the products is deferred over the life of the receivable which may adversely impact the Company's ability to generate cash from operations.

INVENTORY RISKS. By distributing directly to its customers, Gateway has been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allows Gateway to respond more quickly to changing customer demands, reducing its exposure to the risk of product obsolescence. A decrease in market demand or an increase in supply, among other factors, could result in higher component inventory levels which could have a negative effect on Gateway's profitability.

CUSTOMER OR GEOGRAPHIC SALES MIX. Gateway's profits differ slightly depending on the product sold, the customer segment and the geographic market involved. As a result, Gateway's profitability in any fiscal period will depend, in part, on the corresponding mix of customers, products and geographic markets.

GENERAL ECONOMIC CONDITIONS. Gateway's revenue growth and profitability depends significantly on the overall demand for personal computers and related products and services. Softening demand for these products and services caused by worsening economic conditions has resulted and may in the future result in decreased revenues or growth rates and similar effects on results of operations. Recently, the U.S. economy has weakened with a resulting impact on Gateway's sales and operating profits. Further delays or reductions in consumer and business spending on personal computers and related products could have a material adverse effect on demand for the Company's products and services and consequently on Gateway's future business.

ITEM 2. PROPERTIES

         Gateway occupies leased space of approximately 182,120 square feet in San Diego, California for its corporate headquarters. The Company owns space in North Sioux City, South Dakota housing a production facility, customer sales and support center, training center, administration and warehouse space totalling 856,800 square feet of space. The Company also leases facilities in North Sioux City used for manufacturing and warehouse space as well as leased space in Vermillion, South Dakota used for customer service and warehouse space.

         Gateway owns facilities with a total of 218,000 square feet of space in Sioux Falls, South Dakota that serve as a base for the sale and fulfillment of orders for add-on PC components, the receipt of returned merchandise and the fulfillment of orders for customer replacement parts. The Company also leases space in Sioux Falls for remanufacturing operations.

         Gateway owns a facility in Kansas City, Missouri housing a customer sales and support center and owns or leases facilities in Rio Rancho, New Mexico and Colorado Springs, Colorado for customer support centers. The Company also leases space in Lakewood, Colorado for an Information Technology and Support Center, and space in Lake Forest, California for its business operations.

         Gateway owns facilities in Hampton, Virginia and Salt Lake City, Utah and leases space in Lake Forest, California which currently house manufacturing, customer support, sales, warehouse space, and office space at each location respectively. As of February 28, 2001 Gateway also leases Gateway Country-Registered Trademark- store space in 326 locations throughout the United States and Canada.

         Gateway's European operations are based in Dublin, Ireland, where Gateway owns a facility housing the European headquarters, production facility, customer sales and support center and warehouse space. The Company also leases office and showroom space in other European locations.

         In Malacca, Malaysia, Gateway owns a manufacturing facility designed to serve Gateway's markets in the Asia Pacific region. Gateway also leases a showroom and call center space in Kuala Lumpur. In Australia, the company leases a sales and distribution facility in Sydney as well as showroom space in numerous Australian locations. In Japan, the company leases facilities in Yokohama and Tokyo used for customer sales and support centers and warehouse space and leases showroom space in Tokyo and Osaka. In Singapore and Hong Kong the Company leases sales and distribution facilities, and in New Zealand the Company leases facilities for manufacturing, sales, customer support, administration, showrooms and warehouse space.

         As indicated above, Gateway has four principal business segments:
U.S. Consumer; U.S. Business; Gateway Europe; and Asia Pacific. Because of the interrelationship between Business and Consumer, most of Gateway's U.S. facilities are used at least in part by each of these segments. Management believes that Gateway's office, manufacturing, and Gateway Country store space will be adequate for its business needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

On December 7, 2000, James Burton ("plaintiff") filed a complaint against Gateway, one of its officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Also in December 2000 and January 2001, four similar cases were filed in the same court by other plaintiffs. The complaints allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between October 13, 2000 and November 29, 2000. The Complaints seek damages and attorney's fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies. The Company intends to vigorously defend these actions, and believes that in the event that it is not fully successful, insurance coverage will be available to defray a portion, or substantially all, the expense of defending and settling the lawsuits or paying a judgement. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company's consolidated financial statements do not include any adjustments related to these matters.

Addditionally, Gateway is a party to various lawsuits and administrative proceedings that arise in the ordinary course of its business. Gateway evaluates such lawsuits and proceedings on a case by case basis, and its policy is to vigorously contest any such claims which it believes are without merit. Gateway's management believes that the ultimate resolution of any such pending matter will not materially and adversely affect Gateway's consolidated financial position, operating results or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Gateway common stock is quoted on the New York Stock Exchange under the trading symbol "GTW". The following table sets forth the quarterly high and low price per share for the Common Stock as quoted at the close of trading on such date in 1999 and 2000 and as adjusted for a two-for-one stock split on September 7, 1999:


                                             High               Low
                                            ------            ------
       1999:
                1st quarter                 $41.25            $26.81
                2nd quarter                 $38.34            $28.53
                3rd quarter                 $53.88            $30.03
                4th quarter                 $82.50            $46.88

       2000:
                1st quarter                 $73.00            $53.31
                2nd quarter                 $61.31            $46.81
                3rd quarter                 $70.94            $48.25
                4th quarter                 $56.98            $16.82

HOLDERS OF RECORD

         As of February 22, 2001, there were 4,480 holders of record of the Common Stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

DIVIDENDS

         Gateway management believes the best use of retained earnings is to fund internal growth and for general corporate purposes. As a result, Gateway has not declared any cash dividends on Common Stock since it was first publicly registered and does not anticipate paying any cash dividends on Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following historical data were derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 21 of this Report and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15 of this Report. In 2000, the Company adopted FASB Emerging Issues Task Force No.00-10, "Accounting for Shipping and Handling Fees and Costs", and has reclassified freight billed to customers from selling, general and administrative expenses to net sales for all periods presented. This change had no impact on reported net income. All data presented has been recast to conform with the current presentation. The information below is not necessarily indicative of the results of future operations.


                                               2000          1999         1998        1997         1996
                                               ----          ----         ----        ----         ----
                                                        (in thousands, except per share data)
         CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

         Net sales                         $9,600,600    $8,964,900   $7,703,279   $6,460,530    $5,151,353
         Net income                        $  241,483    $  427,944   $  346,399   $  109,797    $  250,679
         Net income per share:
              Basic                        $0.75         $     1.36   $     1.11   $     0.36    $     0.82
              Diluted                      $0.73         $     1.32   $     1.09   $     0.35    $     0.80


                                               2000          1999         1998        1997         1996
                                               ----          ----         ----        ----         ----
                                                                     (in thousands)
         CONSOLIDATED BALANCE SHEET DATA:

         Total assets                      $4,152,544    $3,954,688   $2,890,380   $2,039,271    $1,673,411
         Long-term obligations,
            net of current maturities      $    2,548    $    2,998   $    3,360   $    7,240    $    7,244


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

         This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company's expectations include the factors described on page 2 of this Report under "Forward-Looking Statements" as well as under "Business - Factors that May Affect Gateway's Business and Future Results" beginning on page 9 of this Report.

         During the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." As a result, the Company changed its revenue recognition policy retroactive to January 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was $11.9 million, net of tax. The pro forma impact of this accounting change on prior periods is not material.

         Pursuant to FASB Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company has reclassified freight billed to customers from selling, general and administrative expenses ("SG&A") to net sales, and has reclassified related freight costs from SG&A to cost of goods sold ("COGS"). Technical support expenses have also been reclassified from SG&A to COGS. Prior year amounts have been reclassified to conform with the current presentation.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated income statements:


                                                  INCREASE                           INCREASE
                                   2000          (DECREASE)            1999          (DECREASE)          1998
                             -----------------  -------------   -----------------  -------------  ------------------
                                                             (dollars in thousands)
Net sales                          $9,600,600        7%               $8,964,900       16%               $7,703,279
Gross profit                       $2,058,994       12%               $1,837,222       30%               $1,413,052
Percentage of net sales                 21.4%                              20.5%                              18.3%
Selling, general and
  administrative expenses          $1,547,701       25%               $1,241,552       35%                 $918,825
Percentage of net sales                 16.1%                              13.8%                              11.9%
Operating income                     $511,293      (14%)                $595,670       21%                 $494,227
Percentage of net sales                  5.3%                               6.6%                               6.4%
Net income                           $241,483      (44%)                $427,944       24%                 $346,399

SALES

         Gateway reported net sales growth of 7% in 2000, following a 16% increase in 1999. The Company shipped approximately 5.0 million systems in 2000 compared to 4.7 million systems in 1999 representing an increase of 7%. 1999 unit shipment growth over 1998 was 32%. Domestic and international sales grew 7% and 6%, respectively, in 2000.

                  The following table summarizes the Company's net sales for the periods indicated by geographic region:


                                           INCREASE                               INCREASE
                           2000           (DECREASE)            1999             (DECREASE)             1998
                     ------------------  --------------  -------------------  -----------------   ------------------
                                                         (dollars in thousands)
Net sales:
   U.S. Consumer            $5,370,623        15%                $4,660,936         33%                  $3,493,132
   U.S. Business             2,839,292       (6%)                 3,020,209         (4%)                  3,135,873
   Non-segment                  34,339        --                         --          --                          --
                     ------------------                  -------------------                      ------------------
     The Americas           $8,244,254        7%                 $7,681,145         16%                  $6,629,005
   EMEA                        584,770        5%                    556,100         (5%)                    583,459
   Asia Pacific                771,576        6%                    727,655         48%                     490,815
                     ------------------                  -------------------                      ------------------
    Consolidated            $9,600,600        7%                 $8,964,900         16%                  $7,703,279
                     ==================                  ===================                      ==================

          In the United States, the consumer and business segments represented 56% and 30%, respectively, of total Company sales in 2000. Consumer segment net sales and unit shipments grew 15% and 12%, respectively, in 2000 over 1999. Consumer net sales were strong the first three quarters of 2000 driven by new marketing initiatives, continued retail expansion and sales of products and services in addition to PCs ("beyond the box"). In the fourth quarter, the consumer segment experienced a decline in both revenue and unit shipments of 4% and 12%, respectively, compared to the fourth quarter of 1999 due to a substantial decline in consumer demand for PC and PC related products and services. The Company expects weak demand and increasing pricing pressure in the PC markets to continue at least through the first half of 2001.

         Beyond the box revenue including software and peripheral sales, Internet access and portal income, financing, warranty and training revenue accounted for $1.9 billion in 2000 sales compared to $800 million in 1999, or an increase of 150%. Beyond the box revenue in 2000 was driven in part by an expansion in Internet access and portal income through the alliance with America Online, Inc. (AOL) and successful delivery of training programs in the Gateway Country(R) store channel as well as the web. The Company completed the acquisition of NECX Direct LLC (NECX) in 2000 that leverages NECX's web capabilities and fulfillment engine for sales of software and peripherals with the Gateway.com site featuring sales of desktops and portables.

         In connection with its continued retail expansion in the United States, the Company opened 93 Gateway Country-Registered Tradmark- stores in 2000 versus 83 in 1999, as well as 463 store-within-a-store locations as part of a strategic alliance with a retail partner. As part of a strategic review of the Company's direct sales policy and in response to the recent decline in consumer demand and related sales outlook, the Company is curtailing retail expansion plans in 2001 and expects to close a number of underperforming retail locations. In addition, the Company's management is reviewing all of its indirect retail business relationships worldwide with a view to significantly modify or eliminate such activities.

         For the full year, the business segment experienced a decline in net sales of 6% and unit shipments by 5% over the same period in 1999. The segment was reorganized in the second half of 2000 in light of its declining performance to focus on small and medium businesses, government and education sectors. Through the addition of approximately 300 Business Sales Representatives based at Gateway Country stores in the second half of 2000, the Company now offers small and medium business customers localized presence including the offering of installation services and training. In the fourth quarter of 2000, this initiative led to double-digit business sales gains at the store level. Education sales were soft in the fourth quarter and the Company experienced a sales decline of 12% versus 1999 in this line of business. Overall, the business segment had a 2% decline in net sales and a 4% increase in units for the fourth quarter.

         Average unit prices (AUPs) were essentially flat in 2000 compared to a 13% decline experienced in 1999 over in 1998. The continued diversification of the Company's revenue stream through beyond the box initiatives offset declining PC prices overall in 2000. The Company experienced an aggressive pricing environment triggered by some large competitors in the fourth quarter of 2000, which resulted in AUPs declining in the consumer segment during the quarter. Management expects that the pricing environment will be challenging for 2001.

         International net sales were 14% of total Company net sales in 2000 after giving effect to a substantial decline in demand in the second half of the year that eliminated a portion of the gains made in the first two quarters of 2000. For the full year, Europe, Middle East and Africa ("EMEA") net sales and units increased 5% and 21% over 1999. In the fourth quarter, EMEA region net sales and units declined 22% and 13%, respectively, over 1999. The decline was attributed to softening consumer demand particularly in the United Kingdom where consumer retail market data reflected a decline of 40% year over year and significant competitive pricing pressure throughout the region. The Asia Pacific region net sales increased 6% and units 16% over 1999. This performance compared with an increase in net sales of 48% and unit growth of 65% in 1999. Similar to EMEA, consumer demand was soft in the Asia Pacific region. Gateway saw a decline in net sales and units of 25% and 13%, respectively, in the fourth quarter of 2000. Management is considering actions in the first quarter of 2001 that include reduction in or departure from certain unprofitable international markets where the Company does not have sufficient scale. In addition, the Company is evaluating store closures and product line refinements in order to focus the Company's resources on international markets that have a better profile for success.

         U.S. Consumer and U. S. Business net sales represent units shipped during the period. Non-segment sales represent a reconciliation to items delivered during the period, in accordance with the Company's revenue recognition policy.

GROSS PROFIT

         Gross profit in 2000 rose to $2.1 billion, an increase of approximately 12% from 1999. As a percentage of sales, gross profit for 2000 increased to 21.4% from 20.5% in 1999 and 18.3% in 1998. In the fourth quarter of 2000, gross profit was 18.9% and was impacted by the pricing actions noted above. Management expects that margin pressures will continue into 2001 given anticipated weak consumer demand and competitive actions. Year over year improved margins were driven principally by the continued diversification of the revenue stream from the sale of non-PC services and products discussed above and active supplier management.

         The Company's consumer financing operations are reported as net revenues in the case of interest and fee income and cost of sales in the case of service fees and finance receivable losses. The Company's gross finance receivables increased from $299 million at the end of 1999 to $779 million at December 31, 2000. On February 16, 2001, the Company sold approximately $500 million of finance receivables, consisting of higher rated credits, to its loan-servicing partner at book value. The Company continually assesses the allowance for losses on a regular basis with corresponding adjustments made based upon management's periodic review of historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer's ability to repay and general economic conditions. The Company significantly increased its allowance during the course of 2000 from $3.6 million at December 31, 1999 to $75 million at December 31, 2000 primarily due to the increased participation of the Company in finance receivables and the expansion of the consumer finance program to higher risk categories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (SG&A) increased 25% in 2000 over 1999 following an increase of 35% in 1999 over 1998. In 2000, the Company continued to open Gateway Country-Registered Tradmark- stores as discussed above, which added SG&A costs associated with each new store, added sales personnel in other channels, experienced an increased depreciation charge due to the capitalization of systems infrastructure, and increased marketing in all segments. As a percentage of net sales, SG&A expenses were 16.1% in 2000, up from 13.8% in 1999 and 11.9% in 1998. The fourth quarter SG&A expense as a percent of sales totaled 19.9%, which was primarily due to ramping up a sales infrastructure based on a projected sales forecast that did not materialize as well as a fourth quarter charge of $19.1 million related to impairment of goodwill. In the first quarter of 2001, management has taken a number of restructuring actions and is considering further actions that will have the effect to reduce future SG&A expenses including, among other things, organizational and facilities consolidation, international market rationalization, and certain retail store closures, including store-in-store operations. These actions will result in a charge to the first quarter of 2001 that is estimated to range between $150 million and $275 million. The actual charge could differ due to changes in management plans or differences between actual costs and estimated amounts.

OPERATING INCOME

         Operating income for 2000 totaled $511.3 million and declined $84 million or 14% compared to the same period in 1999. Operating income declined to 5.3% of sales in 2000 from 6.6% in 1999. Operating income in 2000 for the consumer segment was $575.7 million and represented an increase of 26% over 1999 due to successful expansion of the beyond the box strategy. Business segment operating income was $359.2 million and declined 17% over 1999 in line with net sales softness and deleveraging of fixed expenses noted earlier. In 1999, operating profit increased 54% in the consumer segment from 1998 while the business segment declined 23% over 1998. Internationally, the Company had an operating loss of $66 million in 2000 compared to an operating income of $24 million in 1999 due to a challenging competitive environment. Non-segment expenses for 2000 and 1999 totaled $357.7 million and $376.3 million, respectively, a decrease of 5%. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

OTHER INCOME (LOSS), NET

         Other income (loss), net includes primarily interest income and expense, gains from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss), net resulted in a loss of $102.7 million including a fourth quarter charge of $152 million due to other than temporary declines in the Company's investment portfolio. Excluding the fourth quarter charge, other income was $49.3 million compared to $67.8 million in 1999 from $47.0 million in 1998. The increase in 1999 over 1998 was due to the additional investment income generated by increases in cash balances and marketable securities.

INCOME TAXES

         The Company's annualized effective tax rate increased to 38% from 35.5% for 1999 and 36% in 1998. The effective tax rate for 2000 was unfavorably impacted by shifts in the geographic distribution of the Company's earnings from tax advantaged international jurisdictions to the United States.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents selected financial statistics and information for the periods indicated:


                                                 2000                     1999                       1998
                                         ----------------------   ----------------------   -------------------------
                                                                   (dollars in thousands)
Cash and marketable securities                 $616,070                $1,336,371                 $1,328,467
Days of sales in accounts receivable              20                       23                         21
Days inventory on hand                            15                        8                         8
Days in accounts payable                          36                       40                         33
Cash conversion cycle                             (1)                      (9)                       (4)

         At December 31, 2000, the Company had cash and cash equivalents of $484.0 million, marketable securities of $130.1 million and an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. At December 31, 2000, and presently, no amounts were outstanding under the revolving line of credit. On February 2, 2001, the Company received $200 million in connection with the investment agreement with AOL, for which the Company issued AOL a convertible senior note. On February 16, 2001, the Company sold approximately $500 million of financing receivables to a third party at book value. As of February 16, 2001, the Company had a balance of approximately $1 billion in cash and marketable securities. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

         The Company generated $288.8 million in cash from operations during 2000, including $567.3 million of net income adjusted for non-cash items. Significant factors impacting cash provided by operating activities include an increase in inventory levels of $123.2 million and a decrease in accounts payable and other accrued liabilities of $112.2 million, and an increase in accounts receivable of $76.2 million. The adoption of SAB101 increased inventory by $52.1 million and decreased receivables by $63.6 million as of December 31, 2000. Additionally, component inventory increased due to the decline in fourth quarter demand in 2000. The principal uses of cash included approximately $410 million to purchase financing receivables net of proceeds received for repayment, $315 million for capital expenditures (including construction of Gateway Country stores, information systems and equipment), and $247 million to purchase investments in unconsolidated affiliates. Cash proceeds from the sale of marketable securities were $79.0 million, net of purchases of securities. Management expects to reduce the purchase of finance receivables and may limit construction of new stores during 2001.

         The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its common stockholders as dividends.

         In October 1999, the Company entered into a strategic relationship with AOL, pursuant to which AOL agreed to invest $800 million in the Company over a three-year period, in a combination of cash and AOL stock. Under the agreement, AOL has invested $300 million in cash and issued $100 million of AOL common stock to Gateway; $400 million of the investment is scheduled to be made in cash at the end of 2001.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. This pronouncement requires, among other items, mark-to-market accounting for certain derivative financial instruments. The Company estimates that the impact of the adoption of this pronouncement will result in an after-tax charge of approximately $20 million in 2001.

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

         The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar, and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts that are effective as a hedge are included in the basis of the designated transactions. Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows in any given reporting period. Forward contracts designated to hedge foreign currency transaction exposure of $228,151,000 and $303,393,000 were outstanding at December 31, 2000 and 1999, respectively. The estimated fair value of these forward contracts at December 31, 2000 and 1999 was $226,955,000 and $303,917,000, respectively, based on quoted market prices.

         Foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2000, a hypothetical 10% adverse change in foreign currency exchange rates underlying the Company's open forward contracts would result in an unrealized loss of approximately $24.6 million. Unrealized gains/losses in foreign currency exchange contracts represent the difference between the hypothetical rates and the current market exchange rates. Consistent with the nature of an economic hedge, any unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

         The Company is not subject to material market risk with respect to its investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Regarding long-term investments, Gateway holds and expects to continue to consider investments in minority interests in companies having operations or technology in areas within Gateway's strategic focus. Many of these investments are in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in year 2000, and poor operating results of certain of these underlying investments have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of its investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS:


Report of Independent Accountants...........................................................  22

Consolidated Income Statements for the years
         ended December 31, 2000, 1999 and 1998.............................................  23

Consolidated Balance Sheets at December 31, 2000 and 1999...................................  24

Consolidated Statements of Cash Flows for the years
         ended December 31, 2000, 1999 and 1998.............................................  25

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
         Income for the years ended December 31, 2000, 1999 and 1998........................  26

Notes to Consolidated Financial Statements..................................................  27

FINANCIAL STATEMENT SCHEDULE:

Schedule II -Valuation and Qualifying Accounts..............................................  45

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Gateway, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Gateway, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2000, the Company changed its revenue recognition policy relating to product shipments.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California
February 27, 2001

                                  GATEWAY, INC.
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (in thousands, except per share amounts)


                                                             2000                  1999                   1998
                                                      -------------------    ------------------    -------------------
   Net sales                                                  $9,600,600            $8,964,900             $7,703,279
   Cost of goods sold                                          7,541,606             7,127,678              6,290,227
                                                      -------------------    ------------------    -------------------
          Gross profit                                         2,058,994             1,837,222              1,413,052
   Selling, general and
      Administrative expenses                                  1,547,701             1,241,552                918,825
                                                      -------------------    ------------------    -------------------
         Operating income                                        511,293               595,670                494,227
   Other income (loss), net                                    (102,693)                67,809                 47,021
                                                      -------------------    ------------------    -------------------
          Income before income taxes                             408,600               663,479                541,248
   Provision for income taxes                                    155,266               235,535                194,849
                                                      -------------------    ------------------    -------------------
   Net income before cumulative effect of change
     in accounting principle                                     253,334               427,944                346,399
                                                      -------------------    ------------------    -------------------
   Cumulative effect of change in accounting
     principle, net of tax                                      (11,851)                    --                     --
                                                      -------------------    ------------------    -------------------
          Net income                                          $  241,483            $  427,944             $  346,399
                                                      ===================    ==================    ===================
   Net income per share before cumulative effect
     of change in accounting principle:
      Basic                                                   $     0.79            $     1.36             $     1.11
                                                      ===================    ==================    ===================
      Diluted                                                 $     0.76            $     1.32             $     1.09
                                                      ===================    ==================    ===================
   Net income per share after cumulative effect
     of change in accounting principle:
      Basic                                                   $     0.75            $     1.36             $     1.11
                                                      ===================    ==================    ===================
      Diluted                                                 $     0.73            $     1.32             $     1.09
                                                      ===================    ==================    ===================

   Weighted average shares outstanding:
      Basic                                                      321,742               313,974                311,084
                                                      ===================    ==================    ===================
      Diluted                                                    331,320               324,421                317,857
                                                      ===================    ==================    ===================

The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                    (in thousands, except per share amounts)


                                                                            2000                  1999
                                                                    --------------------- ---------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  483,997            $1,127,654
    Marketable securities                                                        130,073               208,717
    Accounts receivable, net                                                     544,755               646,339
    Inventory                                                                    315,069               191,870
    Other                                                                        793,166               522,225
                                                                    --------------------- ---------------------
       Total current assets                                                    2,267,060             2,696,805
Property, plant and equipment, net                                               897,414               745,660
Intangibles, net                                                                 165,914                52,302
Other assets                                                                     822,156               459,921
                                                                    --------------------- ---------------------
                                                                              $4,152,544            $3,954,688
                                                                    ===================== =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  785,345            $  898,436
    Accrued liabilities                                                          556,323               609,132
    Accrued royalties                                                            138,446               153,840
    Other current liabilities                                                    150,920               148,302
                                                                    --------------------- ---------------------
        Total current liabilities                                              1,631,034             1,809,710

Other long-term liabilities                                                      141,171               127,860
                                                                    --------------------- ---------------------
        Total liabilities                                                      1,772,205             1,937,570
                                                                    --------------------- ---------------------
Commitments and contingencies (Note 5)
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares
       Authorized; none issued and outstanding                                      --                    --
   Class A common stock, nonvoting, $.01 par value, 1,000
      shares authorized; none issued and outstanding                                --                    --
   Common stock, $.01 par value, 1,000,000 shares
      authorized; 323,955 shares and 320,016 shares
      issued in 2000 and 1999, respectively                                        3,239                 3,200
   Additional paid-in capital                                                    741,646               656,870
   Common stock  in treasury, at cost, 552 shares and 730
   shares in 2000 and 1999, respectively                                         (21,948)              (51,796)
   Retained earnings                                                           1,650,335             1,408,852
   Accumulated other comprehensive income (loss)                                   7,067                    (8)
                                                                    --------------------- ---------------------
          Total stockholders' equity                                           2,380,339             2,017,118
                                                                    --------------------- ---------------------
                                                                              $4,152,544            $3,954,688
                                                                    ===================== =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)


                                                                        2000              1999               1998
                                                                  ----------------  ----------------  -----------------
Cash flows from operating activities:
  Net income                                                           $  241,483        $  427,944         $  346,399
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Depreciation and amortization                                       189,084           134,105            105,524
      Provision for uncollectible accounts receivable                      25,453            28,334              3,991
      Deferred income taxes                                               (54,717)           (2,876)           (58,425)
      Realized loss on investments                                        151,694               --                 --
      Write-down of long-lived assets                                      19,085               --                 --
      Other, net                                                           (4,795)            2,381                770
      Changes in operating assets and liabilities:
          Accounts receivable                                              76,191          (115,822)           (52,164)
          Inventory                                                      (123,196)          (23,947)            81,300
          Other assets                                                   (119,275)         (185,192)               451
          Accounts payable                                               (113,800)          181,704            228,921
          Accrued liabilities                                             (55,201)          195,299            144,899
          Accrued royalties                                               (15,395)          (14,033)             8,455
          Other current liabilities                                        61,982           105,723             76,278
          Warranty and other liabilities                                   10,179            (2,566)            21,252
                                                                  ----------------  ----------------  -----------------
    Net cash provided by operating activities                             288,772           731,054            907,651
                                                                  ----------------  ----------------  -----------------
Cash flows from investing activities:
      Capital expenditures                                               (314,804)         (338,211)          (235,377)
      Investments in other long term investments                         (246,900)         (126,931)                --
      Purchases of available-for-sale securities                          (80,968)         (146,759)          (168,965)
      Proceeds from maturities or sales of available-for-
          sale securities                                                 159,956            97,206             48,924
      Purchase of financing receivables, net of repayment                (409,603)         (315,207)                --
      Purchase of notes receivable                                       (62,500)                                  --
      Other, net                                                            1,539            (1,384)              (992)
                                                                  ----------------  ----------------  -----------------
    Net cash (used in) investing activities                              (953,280)         (831,286)          (356,410)
                                                                  ----------------  ----------------  -----------------
Cash flows from financing activities:
      Proceeds from issuances of notes payable                              3,000                --                 --
      Principal payments on long-term obligations and
         Notes payable                                                     (8,934)           (6,287)           (13,173)
      Purchase of treasury stock                                          (58,992)         (122,580)                --
      Proceeds from stock issuance                                          1,775           100,000
                                                                                                                    --
      Stock options exercised                                              83,346            83,341             36,159
                                                                  ----------------  ----------------  -----------------
    Net cash provided by financing activities                              20,195            54,474             22,986
                                                                  ----------------  ----------------  -----------------
  Foreign exchange effect on cash and cash
     Equivalents                                                              656             3,602              1,982
                                                                  ----------------  ----------------  -----------------
  Net increase (decrease) in cash and cash equivalents                   (643,657)          (42,156)           576,209
  Cash and cash equivalents, beginning of year                          1,127,654         1,169,810            593,601
                                                                  ----------------  ----------------  -----------------
  Cash and cash equivalents, end of year                               $  483,997        $1,127,654         $1,169,810
                                                                  ================  ================  =================

The accompanying notes are an integral part of the consolidated financial statements.

                                  GATEWAY, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)


                                                                                               Accumulated
                                                         Additional                               Other
                                     Common Stock         Paid-in      Treasury   Retained     Comprehensive
                                    Shares      Amount     Capital      Stock     Earnings     Income (Loss)         Total
                                  ----------  ---------- -----------  ---------  ----------    ---------------     ----------
Balances at December 31, 1997        308,256    $3,080    $297,944        $--     $634,509        $(5,489)           $930,044
  Comprehensive income:
     Net income                           --        --          --         --      346,399             --             346,399
     Other comprehensive income:
       Foreign currency
         translation                      --        --          --         --           --          1,549               1,549
       Unrealized loss on
         available-for-sale
         securities                       --        --          --         --           --           (145)               (145)
                                                                                                                    ----------
            Comprehensive income                                                                                      347,803
  Stock issuances under employee
    plans, including tax benefit of
    $29,769                            4,846        49      65,879         --           --             --              65,928
   Stock issued to officer                36         2         598         --           --             --                 600
                                  ----------  ---------- -----------  ---------  ----------    ---------------     ----------
Balances at December 31, 1998        313,138     3,131     364,421         --      980,908         (4,085)          1,344,375
  Comprehensive income:
     Net income                          --         --          --         --      427,944             --             427,944
     Other comprehensive income:
       Foreign currency
         translation                     --         --          --         --           --          4,941               4,941
       Unrealized loss on
         available-for-sale
         securities                      --         --          --         --           --           (864)               (864)
                                                                                                                    ----------
            Comprehensive income                                                                                      432,021
  Purchase of treasury stock              --        --          --   (122,580)          --             --            (122,580)
  Stock issuances under employee
    plans, including tax benefit of
    $79,961                            4,153        42      92,476     70,784           --             --             163,302
  Issuance of common stock             2,725        27     199,973         --           --             --             200,000
                                  ----------  ---------- -----------  ---------  ----------    ---------------     ----------
Balances at December 31, 1999        320,016     3,200     656,870    (51,796)   1,408,852             (8)          2,017,118
  Comprehensive income:
     Net income                           --        --          --         --      241,483             --             241,483

     Other comprehensive income:
       Foreign currency
         translation                      --        --          --         --          --            (732)               (732)
       Unrealized gain on
         available-for-sale
         securities                       --        --          --         --          --           7,807               7,807
                                                                                                                    ----------
            Comprehensive income                                                                                      248,558
  Purchase of treasury stock              --        --          --    (58,992)         --              --             (58,992)

  Stock issuances under employee
    plans, including tax benefit
    of $56,105                         3,371        34      50,577     88,840          --              --             139,451
  Issuance of common stock               568         5      34,199         --          --              --              34,204
                                  ----------  ---------- ----------- ---------  ----------    ---------------      ----------
Balances at December 31, 2000        323,955    $3,239    $741,646   $(21,948)  $1,650,335         $7,067          $2,380,339
                                  ===========================================================================================

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

         The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

         (a)      Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         (b)      Use of Estimates and Certain Concentrations:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (d)      Marketable Securities and Long-Term Investments:

Marketable securities consist of mutual funds, commercial paper and debt securities, with market values that approximate their amortized cost. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas related to the Company's activities. Certain of the investments carry restrictions on immediate disposition. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. Investments in public companies with restrictions related to the Company's ability to dispose of the investment of less than one year are classified as available-for-sale and are adjusted to their fair value based on one of the following methods: (i) quoted market prices; (ii) current rates for similar issues; (iii) recent transactions for similar issues; or (iv) present value of expected cash flows. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other than temporary are reported in other income (loss), net. Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.

         (e)      Finance Receivables:

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

         The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolio. The allowance is assessed on a regular basis by management and is based upon management's periodic review of the collectibility of the receivables with respect to historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer's ability to repay and general economic conditions. Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible, generally when the receivable becomes 180 days delinquent. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 2000 and 1999 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables.

         (f)      Inventory:

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

         (g)      Property, Plant and Equipment:

         Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives, as follows:

               ASSET CATEGORY                                       BOOK LIFE (YEARS)
               --------------                                       ----------------
       Office and Production Equipment                                    3-7
       Furniture & Fixtures                                                10
       Internal Use Software                                              3-5
       Vehicles                                                             3
       Leasehold Improvements                         10 or Lesser of Lease Life or Asset Category Life
       Buildings                                                            35

         Amortization of leasehold improvements is computed using the shorter of the lease term or the estimated useful life of the underlying asset. Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income.

          (h)     Intangible Assets:

         Intangible assets principally consist of goodwill, which is amortized on a straight-line basis over ten years. During 2000, the Company recorded a $19.1 million charge related to impairment of goodwill based on an assessment of the related future net cash flows.

          (i)     Long-lived Assets:

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

         (j)      Royalties:

         The Company has royalty-bearing license agreements that allow the Company to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

         (k)      Warranty and Other Post-Sales Support Programs:

         The Company provides currently for the estimated costs that may be incurred under its warranty and other post-sales support programs.

         (l)      Revenue Recognition:

         During the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognized in Financial Statements." As a result, the Company changed its revenue recognition policy effective January 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was $11.9 million, net of tax. The pro forma impact of this accounting change on prior periods is not material. See Note 14 for the impact on previously reported quarterly financial information.

         The Company recognizes revenue from product sales upon delivery of the product to its customers. Revenue from services that are rendered by the Company, such as training and Internet service, is recognized as the services are provided. Revenue from the sale of services that are rendered by third parties are generally recognized at the time of sale. For sales involving multiple elements, revenue is allocated to each element based on fair value.

         (m)      Advertising  Costs:

         Advertising costs are charged to expense as incurred. Advertising expenses were $328.0 million, $256.8 million, and $280.8 million for 2000, 1999 and 1998, respectively.

         (n)      Income Taxes:

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

          (o)     Net Income Per Share (in thousands):

         Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. The number of stock options excluded from the dilutive calculation for the year ended December 31, 2000, 1999, and 1998 were 14,077, 1,549, and 28, respectively.

         The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:


                                                      2000                      1999                    1998
                                               -------------------      ---------------------    --------------------
                                                                          (in thousands)
Net income for basic and diluted
   Earnings per share                                    $241,483                   $427,944                $346,399
                                               ===================      =====================    ====================
Weighted average shares for basic
   Earnings per share                                     321,742                    313,974                 311,084
Dilutive effect of stock options                            9,578                     10,447                   6,773
                                               -------------------      ---------------------    --------------------
Weighted average shares for diluted
   earnings per share                                     331,320                    324,421                 317,857
                                               ===================      =====================    ====================

          (p)     Stock-based Compensation:

         The Company measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

          (q)     Foreign Currency:

         The Company considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all other. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary's functional currency are included in "Other income (loss), net".

         The Company uses foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts are designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged are the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar and the Deutsche Mark over periods ranging from one to six months. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which are effective as a hedge are included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented. Forward contracts designated to hedge foreign currency transaction exposure of $228,151,000 and $303,393,000 were outstanding at December 31, 2000 and 1999, respectively. The estimated fair value of these forward contracts at December 31, 2000 and 1999 was $226,955,000 and $303,917,000, respectively, based on quoted market prices.

         The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties.

         (r)       Segment Data:

          The company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. The Company also discloses information about products and services, geographical areas and major customers.

         (s)      Reclassifications:

         Pursuant to FASB Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company has reclassified freight billed to customers from selling, general and administrative expenses to net sales, and has reclassified related freight costs from selling, general and administrative expenses to cost of goods sold. In addition, certain technical support costs have been reclassified from selling, general and administrative expenses to cost of goods sold. These reclassifications have no impact on reported net income. See Note 14 for the impact of the reclassifications on quarterly and prior year data.

         (t)      New Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. This pronouncement requires, among other items, mark-to-market accounting for certain derivative financial instruments. The Company estimates that the impact of the adoption of this pronouncement will result in an after-tax charge of approximately $20 million in 2001.

2.       FINANCE RECEIVABLES:

         Finance receivables, included in other current assets and other assets, consist of receivables due from customer installment purchases of the Company's products and services net of allowance for losses. The components of net financing receivables were as follows:


                                                     2000                    1999
                                              --------------------     ------------------
                                                            (in thousands)
As of December 31:

Gross Financing Receivables                              $779,117               $299,447
Unearned Income                                            (2,351)                     -
                                              --------------------     ------------------
Financing Receivables, net                                776,766                299,447
                                              --------------------     ------------------
Less current portion                                      361,112                122,466
                                              --------------------     ------------------
Amounts due after one year, net                          $415,654               $176,981
                                              ====================     ==================

         On February 16, 2001, the Company sold approximately $500 million of financing receivables to a third party at book value with no recourse. The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolio. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 2000 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. Changes in the allowance for losses on finance receivables during the periods indicated were as follows:


                                                       2000                       1999
                                              -----------------------      --------------------
                                                               (in thousands)
As of December 31:

Balance at beginning of period                             $   3,635                   $     -
Provision for losses                                         121,856                     4,728
Recoveries on receivables charged off                            697                         8
Losses sustained                                             (51,081)                   (1,101)
                                              -----------------------      --------------------
Balance at end of period                                   $  75,107                   $ 3,635
                                              =======================      ====================

3.       FINANCING ARRANGEMENTS:

         The Company is party to an unsecured bank credit agreement (the "Agreement"), totaling $300 million. The Agreement consists of (1) a revolving line of credit facility for committed loans and bid loans; and (2) a sub-facility for letters of credit. Borrowings under the agreement bear interest at the banks' base rate or, at the Company's option, borrowing rates based on a fixed spread over the London Interbank Offered Rate (LIBOR). The Agreement requires the Company to maintain a minimum tangible net worth and maximum debt leverage ratio, as well as minimum fixed charge coverage. There were no borrowings outstanding at the end of 2000 and 1999.

4.       MARKETABLE SECURITIES AND LONG TERM INVESTMENTS:

         At December 31, 2000, the fair value of the Company's short-term and long-term investments is as follows (in thousands):


                                                                        2000                                            1999
                                      ---------------------------------------------------------------------------  ---------------
                                                       GROSS           GROSS
                                                     UNREALIZED     UNREALIZED       REALIZED
                                         COST          GAINS          LOSSES          LOSSES         CARRYING           CARRYING
                                         ----          -----          ------          ------           VALUE              VALUE
                                                                                                       -----              -----
Equity                                   $  1,400         $   --          $(129)      $  (1,091)       $    180         $  1,584
Mutual Funds                              117,462             --           (389)             --         117,073          109,564
US Government and agencies                  5,000             --             --              --           5,000            4,916
Corporate Bonds                             7,820             --             --              --           7,820           92,653
                                      ------------  -------------  --------------  --------------  --------------  ---------------
Total marketable securities              $131,682         $   --          $(518)      $  (1,091)       $130,073         $208,717
                                      ============  =============  ==============  ==============  ==============  ===============
  Publicly traded equity investments     $181,403         $7,472          $(141)      $ (51,694)       $137,040         $135,613
  Other long term investments             302,103             --             --        (100,000)        202,103           77,252
                                      ------------  -------------  --------------  --------------  --------------  ---------------
 Total long-term investments             $483,506         $7,472          $(141)      $(151,694)       $339,143         $212,865
                                      ============  =============  ==============  ==============  ==============  ===============

         At December 31, 1999, the cost of the Company's marketable securities did not differ significantly from their respective fair values. Accordingly, gross unrealized gains or losses are not presented above.

         During the second quarter of 2000, the Company invested $50 million in OfficeMax, Inc. convertible preferred stock on April 28, 2000. In addition, the Company entered into an agreement with ProAct Technologies ("ProAct"), formerly known as Consumer Financial Network, to jointly market PCs, Internet access, financing, training and other PC-related products and services to corporations providing their employees with Internet-based services both in the office and at home. As part of this transaction, the Company invested $150 million in ProAct convertible preferred stock.

         During 1999, the Company entered into a strategic relationship with America Online, Inc. (AOL) to combine certain of the companies' sales and distribution channels and capabilities in the development of certain hardware, software and Internet content. As part of the agreement, AOL agreed to invest $800 million in the Company over a three-year period, in a combination of cash and AOL stock. During 1999, AOL purchased 2,725,026 shares of the Company's common stock in exchange for a combination of cash and 1,212,396 shares of AOL common stock. On February 2, 2001, the Company received $200 million in connection with the second closing of the investment agreement with AOL. The Company issued AOL a convertible note due December 22, 2020.

         Due to significant declines in the market value of its investment portfolio, the Company recorded a pre-tax charge to earnings of $152 million in the fourth quarter of 2000.

5.       COMMITMENTS AND CONTINGENCIES:

         The Company leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2027. Rent expense was approximately $88,725,000, $52,936,000 and $25,713,000 for 2000,
1999 and 1998, respectively.

         Future minimum lease payments under terms of these leases as of December 31, 2000 are as follows:


                                                        OPERATING
                                                         LEASES
                                                   ------------------
                                                     (in thousands)
        2001                                                $ 78,485
        2002                                                  75,186
        2003                                                  63,384
        2004                                                  48,540
        2005                                                  29,018
        Thereafter                                            94,938
                                                   ------------------
        Total                                               $389,551
                                                   ==================

         The Company has entered into licensing and royalty agreements that allow it to use certain hardware and software intellectual properties in its products. Minimum royalty payments due under these agreements for the period 2000 through 2004 total approximately $229,553,000. Total royalty expense is expected to be greater than this minimum amount for this period.

         On December 7, 2000, a complaint was filed against Gateway, one of its officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Also in December 2000 and January 2001, four similar cases were filed in the same court by other plaintiffs. The complaints allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between October 13, 2000 and November 29, 2000. The Complaints seek damages and attorney's fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies. The Company intends to vigorously defend these actions, and believes that in the event that it is not fully successful, insurance coverage will be available to defray a portion, or substantially all, the expense of defending and settling the lawsuits or paying a judgement. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company's consolidated financial statements do not include any adjustments related to these matters.

         Additionally, the Company is a party to various lawsuits and administrative proceedings arising in the ordinary course of its business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially adversely affect the Company's business, financial position, results of operations or cash flows.

6.       INCOME TAXES:

         The components of the provision for income taxes are as follows:


                                        2000                   1999                1998
                                 --------------------    -----------------    ----------------
                                                          (in thousands)
       Current:
             United States                  $213,775             $238,799        $244,076
             Foreign                          (3,792)                (388)          9,198
       Deferred:
             United States                   (45,194)             (13,850)        (40,055)
             Foreign                          (9,523)              10,974         (18,370)
                                 --------------------    -----------------    ----------------
                                            $155,266             $235,535        $194,849
                                 ====================    =================    ================

         Income before income taxes included approximately ($69,000,000), $22,500,000 and ($13,100,000) related to foreign operations for the years ended December 31, 2000, 1999 and 1998, respectively.

         A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:


                                                     2000                 1999                 1998
                                               ----------------    -----------------    -----------------
                                                                     (in thousands)
       Federal income tax at
          statutory rate                              $143,010              $232,218             $189,437
       Other, net                                       12,256                 3,317                5,412
                                               ----------------    -----------------    -----------------
       Provision for income taxes                     $155,266              $235,535             $194,849
                                               ================    =================    =================

         Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts:


                                                       2000                          1999
                                               ---------------------        -----------------------
                                                                 (in thousands)
       U.S. deferred tax assets:
            Inventory                                      $  7,941                      $  13,245
            Accounts receivable                              29,208                          7,433
            Accrued liabilities                             117,529                         87,710
            Other liabilities                                56,463                         58,816
            Other                                            36,866                         11,651
                                               ---------------------        -----------------------
                 Total U.S.                                 248,007                        178,855
       Foreign deferred tax assets:
            Operating loss carryforwards                     35,583                         17,928
            Deferred costs                                        -                          6,662
            Other                                             7,006                          8,476
                                               ---------------------        -----------------------
                 Total foreign                               42,589                         33,066
                                               ---------------------        -----------------------
       Total deferred tax assets                            290,596                        211,921
                                               ---------------------        -----------------------
       U.S. deferred tax liabilities:
            Intangible assets                                60,001                         46,143
            Property, plant & equipment                      23,587                         13,684
            Other                                             1,768                          1,571
                                               ---------------------        -----------------------
       Total deferred tax liabilities                        85,356                         61,398
                                               ---------------------        -----------------------
       Net deferred tax assets                             $205,240                       $150,523
                                               =====================        =======================

         At December 31, 2000 the Company has foreign net operating loss carryforwards of $129,700,000 for income tax purposes. Of this amount, $54,300,000 expires between 2001 and 2005. The remaining $75,400,000 can be carried forward indefinitely. The Company has assessed its tax planning strategies and the reversals of existing taxable temporary differences in relation to the expiration of carryforwards and has determined that is it more likely than not that the deferred tax asset recorded relating to foreign net operating loss carryforwards will be realized.

7.       PREFERRED STOCK AND PREFERRED SHARE PURCHASE RIGHTS PLAN

         The Company has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company's Board of Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At December 31, 2000 no shares of preferred stock were outstanding.

         On January 19, 2000, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders' rights in the event of a proposed non-consensual takeover of the Company believed not to be in the stockholders' best interests. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company's common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series B Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $350. In general, with certain exceptions, the Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders, other than Acquiring Person, will have the right, subject to termination, to receive the Company's common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on January 18, 2010, are redeemable in whole, but not in part, at the Company's option for a price of $0.001 per Right.

8.       STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN:

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

         For all of the Company's stock option plans, options for 11,351,000, 5,544,000, and 5,456,000 shares of common stock were exercisable at December 31, 2000, 1999 and 1998 with a weighted average exercise price of $23.35, $12.67, and $8.71, respectively. In addition, options for 61,000, 126,000, and 560,000 shares of Class A common stock were exercisable at December 31, 2000, 1999 and 1998 with a weighted average exercise price of $0.93, $0.94, and $0.97, respectively. Class A common stock may be converted into an equal number of shares of common stock at any time. There were 10,889,000, 4,504,000, and 22,530,000 shares of common stock available for grant under the plans at December 31, 2000, 1999 and 1998, respectively.

         The following table summarizes activity under the stock option plans for 2000, 1999, and 1998 (in thousands, except per share amounts):


                                                             Weighted-           Class A            Weighted-
                                             Common           Average            Common              Average
                                             Stock             Price              Stock               Price
                                          -------------     -------------    ----------------    -----------------
Outstanding, December 31, 1997               18,910               $11.49          1,120                  $1.01
   Granted                                   12,236                22.59           --                       --
   Exercised                                 (4,286)                8.30           (560)                  1.05
   Forfeited                                 (2,206)               16.38           --                       --
                                          -------------     -------------    ----------------    -----------------
Outstanding, December 31, 1998               24,654                17.10            560                   0.97
                                          -------------     -------------    ----------------    -----------------
   Granted                                   20,850                37.17           --                       --
   Exercised                                 (5,884)               14.12           (434)                  0.97
   Forfeited                                 (2,824)               25.14           --                       --
                                          -------------     -------------    ----------------    -----------------
Outstanding, December 31, 1999               36,796                28.60            126                   0.94
                                          -------------     -------------    ----------------    -----------------
   Granted                                   19,312                61.65           --                       --
   Exercised                                 (4,089)               20.48            (65)                  0.93
   Forfeited                                 (3,379)               35.70           --                       --
                                          -------------     -------------    ----------------    -----------------
Outstanding, December 31, 2000               48,640               $41.80             61                  $0.93
                                          =============     =============    ================    =================

         The following table summarizes information about the Company's Common Stock options outstanding at December 31, 2000 (in thousands, except per share amounts):


                             Options Outstanding                                                Options Exercisable

                                                Weighted-Average
  Range of Exercise Prices         Number           Remaining                              Number      Weighted-Average
                                Outstanding     Contractual Life     Weighted-Average    Exercisable       Price
                                at 12/31/00                               Price          at 12/31/00
------------------------------ --------------- -------------------- ------------------- -------------- --------------
        $  .59-22.38               10,340             5.39                14.68             6,488          12.95
         22.53-32.88               13,846             8.20                30.58             3,356          30.11
         32.94-56.88               11,665             8.73                50.99             1,040          44.62
         57.00-82.50               12,850             8.94                67.18               528          66.20

         The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $36.76, $22.51, and $13.67, respectively. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2000, 1999 and 1998: dividend yield of zero percent; expected volatility of 60 percent; risk-free interest rates ranging from 4.5 to 6.6 percent; and expected lives of the options of three and one-half years.

         The Company also offers eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at 85% of the lower of the fair market value on the first or last business day of each month. Employees may purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares issued to participating employees under the plan were 110,000 and 50,000 in 2000 and 1999, respectively.

         Had compensation cost under the plans been determined based on the estimated fair value of the stock plans in 2000, 1999 and 1998, net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                       2000                      1999                   1998
                                               ---------------------     ---------------------    ------------------
                                                           (in thousands, except per share amounts)
Net income - as reported                                   $241,483                  $427,944              $346,399
Net income (loss) - pro forma                               (53,675)                 $319,494              $297,470

Net income per share - as reported
   Basic                                                      $0.75                     $1.36                 $1.11
   Diluted                                                    $0.73                     $1.32                 $1.09
Net income (loss)  per share - pro forma
   Basic                                                     $(0.17)                    $1.02                 $0.96
   Diluted                                                   $(0.17)                    $0.98                 $0.94

         The pro forma effect on net income for 2000, 1999 and 1998 is not fully representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1997.

9.       RETIREMENT SAVINGS PLAN:

         The Company has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age and have been employed by the Company for at least six months. Participants may contribute up to 20% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. The Company contributed $8,078,000, $6,433,000, and $4,730,000 to the Plan during 2000, 1999, and 1998, respectively.

10.      ACQUISITION:

         During the first quarter of 1999, the Company paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The Company subsequently sold half of that interest to a third party. During the first quarter of 2000, the Company issued 537,554 shares of common stock to exercise its option to purchase the remaining 80.1% interest and entered into an agreement to pay approximately $20 million in future periods. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155 million, which includes the cost basis of the original investment and liabilities assumed, has been allocated primarily to goodwill that is being amortized over a ten year period. Pro forma statements of operations reflecting the acquisition of NECX are not shown as they would not differ materially from reported results.

11.      SELECTED BALANCE SHEET INFORMATION:


                                                                              2000                       1999
                                                                      ---------------------        ------------------
                                                                                      (in thousands)
Accounts receivable, net:
        Accounts receivable                                                     $  557,479                $  662,811
        Allowance for uncollectible accounts                                       (12,724)                  (16,472)
                                                                      ---------------------        ------------------
                                                                                $  544,755                $  646,339
                                                                      =====================        ==================
Inventory:
        Components and subassemblies                                            $  252,085                $  183,321
        Finished goods                                                              62,984                     8,549
                                                                      ---------------------        ------------------
                                                                                $  315,069                $  191,870
                                                                      =====================        ==================
Property, plant and equipment, net:
        Land                                                                    $   18,766                $   18,758
        Leasehold improvements                                                     169,715                   107,317
        Buildings                                                                  202,100                   202,102
        Construction in progress                                                   159,386                   158,305
        Internal use software                                                      250,775                   172,501
        Office and production equipment                                            348,742                   319,585
        Furniture and fixtures                                                     134,009                    99,959
        Vehicles                                                                    25,203                    13,477
                                                                      ---------------------        ------------------
                                                                                 1,308,696                 1,092,004
       Accumulated depreciation and amortization                                  (411,282)                 (346,344)
                                                                      ---------------------        ------------------
                                                                                $  897,414                $  745,660
                                                                      =====================        ==================
Intangibles:
        Intangibles                                                             $  226,702                $   91,220
        Accumulated amortization                                                   (60,788)                  (38,918)
                                                                      ---------------------        ------------------
                                                                                $  165,914                $   52,302
                                                                      =====================        ==================
Other assets:
        Financing receivables, net of allowance for losses                      $  701,659                $  295,812
        Long-term investments                                                      339,143                   212,865
        Deferred income taxes                                                      290,596                   211,921
        Other                                                                      283,924                   261,548
                                                                      ---------------------        ------------------
                                                                                $1,615,322                $  982,146
        Less other current assets                                                 (793,166)                 (522,225)
                                                                      ---------------------        ------------------
                                                                                $  822,156                $  459,921
                                                                      ---------------------        ------------------
Accrued liabilities:
        Warranty                                                                $  127,770                $  142,729
        Other                                                                      428,553                   466,403
                                                                      ---------------------        ------------------
                                                                                $  556,323                $  609,132
                                                                      ---------------------        ------------------
Other current liabilities:
        Deferred revenue                                                        $  116,089                $  108,603
        Other                                                                       34,831                    39,699
                                                                      ---------------------        ------------------
                                                                                $  150,920                $  148,302
                                                                      ---------------------        ------------------
Other long-term liabilities
        Deferred revenue                                                        $   62,673                $   61,200
        Warranty                                                                    54,910                    47,246
        Other                                                                       23,588                    19,414
                                                                      ---------------------        ------------------
                                                                                $  141,171                $  127,860
                                                                      =====================        ==================

12.        SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION:


                                                                      2000              1999              1998
                                                                  -------------     --------------    --------------
                                                                                   (in thousands)
        Supplemental disclosure of cash flow information:
               Cash paid during the year for interest                 $  2,256           $  1,533          $    930
               Cash paid during the year for income taxes             $209,371           $218,944          $200,839
        Supplemental schedule of noncash investing and
            financing activities:
           Acquisitions
              Fair value of assets acquired                              4,962                  -                 -
              Less: Liabilities assumed                                 37,391                  -                 -
                                                                     ---------          ---------          --------
              Common stock issued for acquisitions
              Common stock issued in exchange for
                  common stock of investee                            $ 32,429           $100,000          $      -

13.      SEGMENT DATA:

         The Company's segments are based on the geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S., Europe Middle East Africa (EMEA) and Asia Pacific (A-P). Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Non-segment sales represent the reconciliation of this methodology to the Company's revenue recognition policy which is consistent with accounting principles generally accepted in the United States. Segment operating income includes selling, general and administrative expenses directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis. Certain non-segment operating expenses for prior years have been reclassified to segment specific operating expenses to conform with current year presentation.

         The following table sets forth summary information by segment:


                                                    2000                  1999                  1998
                                               -----------------    -------------------    -----------------
                                                                     (in thousands)
       The Americas
         Net sales:
           Consumer                                   $5,370,623             $4,660,936           $3,493,132
           Business                                    2,839,292              3,020,209            3,135,873
                                             --------------------     ------------------   ------------------
                                                      $8,209,915             $7,681,145           $6,629,005
                                             --------------------     ------------------   ------------------
       Operating income:
         Consumer                                     $  575,746             $  473,124           $  296,390
         Business                                        359,216                474,599              560,752
                                             --------------------     ------------------   ------------------
                                                      $  934,962             $  947,723           $  857,142
                                             --------------------     ------------------   ------------------
       Income tax expense                                165,825                224,949              205,129
       Depreciation and amortization                     169,602                116,142               83,386
       Segment assets                                  3,666,901              3,449,240            2,473,627
       Long-lived assets                               1,798,682              1,124,467              522,972
       EMEA
         Net sales                                      $584,770               $556,100             $583,459
         Operating loss                                 (55,802)                (8,807)              (6,005)
         Income tax benefit                              (2,689)                  (734)              (3,048)
         Depreciation and amortization                    10,974                  9,235                9,820
         Segment assets                                  243,917                241,489              209,820
         Long-lived assets                                60,489                 61,676               57,548
       A-P
         Net sales                                    $  771,576             $  727,655           $  490,815
         Operating income (loss)                        (10,626)                 33,049                1,153
         Income tax expense (benefit)                    (7,870)                 11,320              (7,232)
         Depreciation and amortization                     8,508                  8,728               12,318
         Segment assets                                  241,726                263,959              206,933
         Long-lived assets                                40,564                 38,739               30,184

         A reconciliation of the segments net sales and operating income is as follows:


                                                    2000                  1999                  1998
                                               -----------------    -------------------    -----------------
                                                                     (in thousands)
         Net sales:
           Segment sales                               $9,566,261             $8,964,900          $7,703,279
           Non-segment sales                               34,339                     --                  --
                                              --------------------    ------------------- -------------------
            Total sales                                $9,600,600             $8,964,900          $7,703,279
                                              ====================    =================== ===================
         Operating income:
            Segment operating income                   $  868,534             $  971,965          $  852,290
            Non-segment operating expenses                357,241                376,295             358,063
                                              --------------------    ------------------- -------------------
              Total operating income                   $  511,293             $  595,670          $  494,227
                                              ====================    =================== ===================

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following tables contain selected unaudited consolidated quarterly financial data for the Company. All amounts have been restated and revised from previously announced results for 2000:

2000:


                                              1st Quarter    2nd Quarter     3rd Quarter     4th Quarter
                                              (Restated)      (Restated)     (Restated)       (Revised)
                                             -------------- --------------- -------------- ----------------
Net sales                                       $2,398,950      $2,207,017     $2,548,290       $2,446,343
Gross profit                                       518,502         499,371        578,697          462,424
Operating income (loss)                            186,264         163,589        186,692         (25,252)
Net income                                      $  119,640      $  118,178     $  131,838       $(128,173)
Net income per share:
       Basic                                    $     0.37      $     0.37     $     0.41       $   (0.40)
       Diluted                                  $     0.36      $     0.36     $     0.40       $   (0.40)
Basic weighted average shares outstanding          320,013         321,265        322,408          323,252
Diluted weighted average shares outstanding        332,541         331,727        333,681          323,252

Stock sales price per share:
       High                                     $    73.00      $    61.31     $    70.94       $    56.98
       Low                                      $    53.31      $    46.81     $    48.25       $    16.82


                                              1st Quarter    2nd Quarter     3rd Quarter    4th Quarter
                                             -------------- --------------- -------------- ---------------
                                                                (previously reported)
Net sales                                       $2,337,884      $2,141,875     $2,530,093      $2,373,352
Gross profit                                       528,137         498,329        583,604         442,843
Operating income (loss)                            193,201         168,641        219,127        (44,333)
Net income                                      $  136,033      $  121,638     $  152,613      $ (94,316)
  Net income per share:
       Basic                                    $     0.43      $     0.38     $     0.47      $   (0.29)
       Diluted                                  $     0.41      $     0.37     $     0.46      $   (0.29)
Basic weighted average shares outstanding          320,013         321,265        322,408         323,252
Diluted weighted average shares outstanding        332,541         331,727        333,681         323,252

         The following table sets forth the adjustments made in 2000 to previously reported amounts. Total adjustments include both adjustments impacting net income and adjustments not impacting net income.


                                                            1st Quarter    2nd Quarter     3rd Quarter      4th Quarter
                                                          -------------    ------------    -------------    ------------

ADJUSTMENTS IMPACTING NET INCOME
                       NET SALES
   Accounting pronouncements (1)                             $(26,246)       $ (3,123)        $ (2,179)        $ 60,259
   Foreign subsidiary adjustments (3)                          (2,270)         (8,440)          (2,368)          13,078
   Other adjustments (4)                                       (6,649)           (200)         (74,049)           (346)
                                                          -------------    ------------    -------------    ------------
   TOTAL REVISIONS TO NET SALES                              $(35,165)       $(11,763)        $(78,596)        $ 72,991
                                                          -------------    ------------    -------------    ------------
                      GROSS PROFIT
   Accounting pronouncements (1)                               (5,553)         (3,930)            1,159          15,172
   Foreign subsidiary adjustments (3)                            (114)           (422)            (118)             654
   Loan loss reserves (5)                                            -                         (13,987)             686
   Other adjustments (4)                                       (1,103)           (200)         (18,988)           3,069
                                                          -------------    ------------    -------------    ------------
   TOTAL REVISIONS TO GROSS PROFIT                           $ (6,770)       $ (4,552)        $(31,934)        $ 19,581
                                                          -------------    ------------    -------------    ------------
                    OPERATING INCOME
   Accounting pronouncements (1)                               (5,553)         (3,930)            1,159          15,172
   Foreign subsidiary adjustments (3)                            (114)           (422)            (118)             654
   Loan loss reserves (5)                                            -               -         (13,987)             686
   Other adjustments (4)                                       (1,270)           (700)         (19,489)           2,569
                                                          -------------    ------------    -------------    ------------
   TOTAL REVISIONS TO OPERATING INCOME                       $ (6,937)       $ (5,052)        $(32,435)        $ 19,081
                       NET INCOME
   Accounting pronouncements (1)                               (3,582)         (2,535)              748           9,615
   Foreign subsidiary adjustments (3)                             (75)           (272)             (77)             424
   Loan loss reserves (5)                                            -               -          (9,022)             775
   Other adjustments (4)                                         (885)           (653)         (12,424)           2,250
   Write-down of investments (6)                                     -               -                -        (46,921)
                                                          -------------    ------------    -------------    ------------
   TOTAL REVISIONS TO NET INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 $ (4,542)       $ (3,460)        $(20,775)       $(33,857)
                                                          -------------    ------------    -------------    ------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                              (11,851)               -                -               -
                                                          -------------    ------------    -------------    ------------
TOTAL REVISIONS TO NET INCOME                                $(16,393)       $ (3,460)        $(20,775)       $(33,857)
                                                          -------------    ------------    -------------    ------------
TOTAL REVISIONS TO NET INCOME (LOSS)                         $  (0.04)       $  (0.01)        $  (0.06)       $  (0.11)
        ADJUSTMENTS NOT IMPACTING NET INCOME (2)
TOTAL REVISIONS TO NET SALES                                    96,231          76,905           96,793               -
TOTAL REVISIONS TO GROSS PROFIT                                (2,867)           5,594           27,027               -
TOTAL REVISIONS TO OPERATING INCOME                                  -               -                -               -

                                                                         As Revised (2)

     1999:                                 1st Quarter            2nd Quarter         3rd Quarter        4th Quarter
                                         ----------------     ----------------     ---------------    ------------------
            Net sales                        $ 2,181,901          $ 1,969,376         $ 2,263,900           $ 2,549,723
            Gross profit                         429,098              396,682             472,971               538,471
            Operating income                     140,807              122,923             158,779               173,161
            Net income                            99,579               89,225             113,151               125,989
            Net income per share:
                     Basic                         $0.32                $0.28               $0.36                 $0.40
                     Diluted                       $0.31                $0.28               $0.35                 $0.38
            Weighted average shares
                 Outstanding:
                     Basic                       312,994              312,886             313,719               316,260
                     Diluted                     321,194              320,314             323,912               330,617
            Stock sales price per share:
                     High                    $     41.25          $     38.34         $     53.88           $     82.50
                     Low                     $     26.81          $     28.53         $     30.03           $     46.88


1. Effective January 1, 2000, the Company changed its revenue recognition policy consistent with the guidance contained in SEC Staff Accounting Bulletin No. 101. The new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered and other conditions satisfied, regardless of whether legal title has transferred.

2. During the fourth quarter, the Company reclassified freight billed to customers from selling, general and administrative expenses to net sales, and has reclassified related freight costs from selling, general and administrative expenses to cost of sales pursuant to FASB Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Additionally, technical support expenses have been reclassified from selling, general and administrative expenses to cost of goods sold. The first, second and third quarterly financial information for 2000 and all information for 1999 have been restated for these reclassifications. These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income (loss) or net income (loss) as previously reported in 2000 or 1999.

3. The Company has corrected accounting irregularities by some former personnel in a foreign subsidiary, resulting in no impact to full year net income.

4. Other adjustments primarily consist of revenue recognition items, including $27 million in revenue and $6 million in net income that is expected to be recognized in future periods. In addition, $46 million in revenue relates to the sale of computers and other equipment that represented a sale of fixed assets.

5. The Company changed its methodology in determining its allowance for losses on customer finance receivables.

6. Additional net income adjustment of $46.9 million ($75 million before tax) made after the fourth quarter earnings release related to long-term investments. Total write-down for other than temporary decline of long-term investments in the fourth quarter of 2000 is $152 million.

15.      SUBSEQUENT EVENTS

         On February 2, 2001, the Company received $200 million in connection with the second closing of the investment agreement with AOL. The Company issued AOL a convertible note due December 22, 2020. Additionally, On February 16, 2001, the Company sold approximately $500 million of financing receivables to a third party at book value with no recourse.

                                  GATEWAY, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                              Balance at        Additions        Deductions      Balance at
                                                             Beginning of       Charged to          from           End of
                                                                Period           Expense         Allowance         Period
                                                           -----------------  ---------------  ---------------  -------------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for uncollectible accounts
       (deducted from accounts receivable)                  $        20,064    $       3,586    $       8,702    $    14,948
                                                           =================  ===============  ===============  =============

YEAR ENDED DECEMBER 31, 1999:
   Allowance for uncollectible accounts
       (deducted from accounts receivable)                  $        14,948    $      28,334    $      26,810    $    16,472
                                                           =================  ===============  ===============  =============

YEAR ENDED DECEMBER 31, 2000:
   Allowance for uncollectible accounts
       (deducted from accounts receivable)                  $        16,472    $      25,453    $      29,201    $    12,724
                                                           =================  ===============  ===============  =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

Part III of this report is incorporated by reference to Gateway's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the end of fiscal year 2000.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this Report:

          (1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 21 of this Report.

          (2) Exhibits. Exhibits identified in parentheses below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.


EXHIBIT                    DESCRIPTION OF EXHIBITS
  NO.                      -----------------------
-------
  3.1      Amended and Restated Certificate of Incorporation of Gateway, Inc.
           (Exhibit No. 3.2 to Amendment No. 1 to Registration Statement
           No. 3-70618)
  3.2      Amended and Restated Bylaws of Gateway, Inc. (Exhibit No. 3.1 to
           Form 10-Q for the period ended March 31, 2000)
  3.3      Rights Agreement, dated as of January 19, 2000, between Gateway, Inc.
           and UMB Bank, N.A., as Rights Agent, including all exhibits thereto.
           (Exhibit 1.0 to Form 8-A dated February 4, 2000)
  10.1     Tax Indemnification Agreement dated as of December 6, 1993 between
           Gateway, Inc., and Theodore W. Waitt and the Norman W. Waitt, Jr.
           S Corp. Trust.  (Exhibit No. 10.1 Form 10-K for 1993)*
  10.2     Indemnification Agreement dated as of December 6, 1993 between
           Gateway, Inc. and Theodore W. Waitt.  (Exhibit No. 10.2 to 10-K for
           1995)*
  10.3     Registration Agreement dated February 22, 1991 between Gateway, Inc.,
           Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp.
           Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993 (Exhibit 10.11 to Form S-1)*
  10.4     Gateway, Inc. 1992 Stock Option Plan.  (Exhibit No. 10.4 to
           Registration Statement No. 33-70618 (the "Form S-1")*
  10.5     Gateway, Inc. 1993 Stock Option Plan for Executives and Key
           Employees.  (Exhibit No. 10.6 to the Form S-1)*
  10.6     Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form
           of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*
  10.7     Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (filed herewith)*
  10.8     Gateway, Inc. 2000 Equity Incentive Equity Plan, as amended and restated (Exhibit No. 10.18 to Form 10-Q for the period ended
           June 30, 2000*)
  10.9     Gateway, Inc. 1996 Non-Employee Directors Stock Option Plan as
           amended.  (Exhibit No. 10.20 to Form 10-Q for the period ended
           June 30, 1998)*
  10.10    Gateway, Inc. Management Incentive Plan (Exhibit 10.9 to the
           Form 10-K for 1996)*
  10.11    Gateway, Inc. Deferred Compensation Plan, as amended. (Exhibit 10.11 to the Form 10-K for 1998)*
  10.12    Gateway, Inc. Retirement Savings Plan. (Exhibit No. 10.16 to
           Form 10-K for 1995)*
  10.13    Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended.
           (Exhibit 10.19 to Form 10-Q for period ended June 30, 1999)*
  10.14    Form of Executive Officer Change of Control Compensation Agreement
           (Exhibit 10.19 to Form 10-Q for period ended September 30, 2000)*
  10.15    Employment Agreement between Gateway, Inc. and Jeffrey Weitzen dated
           December 8, 1999 (filed as Exhibit  10.17 to Form 10-K for 1999)*
  10.16    Employment agreement between Gateway, Inc. and Richard T. Bradley made as of August 1, 2000 (filed herewith)*
  10.17    Agreement and General Release between Gateway, Inc. and Richard T.
           Bradley (filed herewith)*
  10.18    Letter Agreement between Gateway Inc. and Richard T. Bradley (filed herewith)*
  10.19    Promissory Noted dated April 26, 2000 between Gateway, Inc. and
           Clifford S. Holtz (filed herewith)*
  10.20    Employment Agreement between Gateway, Inc. and Clifford S. Holtz made as of August 1, 2000 (filed herewith)*
  10.21    Agreement and General Release between Gateway, Inc. and Clifford S.
           Holtz (filed herewith)*
  10.22    Employment Agreement between Gateway, Inc. and David J. Robino dated
           January 22, 1998, (Exhibit 10.17 to Form 10-K for 1997)*
  10.23    Employment Agreement between Gateway, Inc. and John J. Todd made as of August 1, 2000 (filed herewith)*
  10.24    Agreement and General Release between Gateway, Inc. and John J. Todd
           (filed herewith)*
  10.25    Amendment to Agreement and General Release between Gateway, Inc. and
           John J. Todd  (filed herewith)*
  21.1     List of subsidiaries, filed herewith.



  23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.
  24.1     Powers of attorney, filed herewith.



*Indicates a management contract or compensatory plan.

         Gateway will furnish upon request any exhibit described above upon payment of Gateway's reasonable expenses for furnishing such exhibit.

(b)    Reports on Form 8-K.

         No reports on Form 8-K were filed by Gateway during the quarter ended December 31, 2000.

THIS REPORT CONTAINS THE FOLLOWING TRADEMARKS AND SERVICE MARKS OF GATEWAY, MANY OF WHICH ARE REGISTERED: GATEWAY, YOUR:) WARE, THE "BLACK AND WHITE SPOT" DESIGN, GATEWAYPROFILE, GATEWAY COUNTRY, GATEWAY.NET, SOLO, AND "YOU'VE GOT A FRIEND IN THE BUSINESS". THE FOLLOWING TRADEMARKS OF OTHER COMPANIES ALSO APPEAR IN THIS REPORT: INTEL, AMD, MICROSOFT AND PENTIUM. THESE AND ANY OTHER PRODUCT OR BRAND NAMES CONTAINED HEREIN ARE TRADEMARKS OR REGISTERED TRADEMARKS OF THEIR RESPECTIVE OWNERS.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2001.

                            GATEWAY, INC.


                            By: /s/ Joseph Burke
                               ----------------------------------------
                               Joseph Burke
                               Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)



                            By: /s/ Robert D. Manza
                               ----------------------------------------
                               Robert D. Manza
                               Vice President and Controller
                               (principal accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated below:


     DATE                              SIGNATURE                                     TITLE
     ----                              ---------                                     -----
                               /s/ Theodore W. Waitt
March 2, 2001         --------------------------------------------  Chairman of the Board and Chief
                                   Theodore W. Waitt                Executive Officer (Principal Executive
                                                                    Officer)

                                  /s/ Joseph Burke
March 2, 2001         --------------------------------------------  Senior Vice President and Chief
                                      Joseph Burke                  Financial Officer (Principal Financial
                                                                    Officer)
                                 /s/ Robert D. Manza
March 2, 2001         --------------------------------------------  Vice President and Controller
                                    Robert D. Manza                 (Principal Accounting Officer)

                                           *
March 2, 2001         --------------------------------------------  Director
                                    Charles G. Carey

                                           *
March 2, 2001         --------------------------------------------  Director
                                     Elizabeth Dole

                                           *
March 2, 2001         --------------------------------------------  Director
                                    George H. Krauss

                                           *
March 2, 2001         --------------------------------------------  Director
                                    Douglas L. Lacey

                                           *
March 2, 2001         --------------------------------------------  Director
                                    James F. McCann

                                           *
March 2, 2001         --------------------------------------------  Director
                                   Richard D. Snyder


*By: /s/ William M. Elliott
     ------------------------
     William M. Elliott
     (Attorney-in-fact)