Form 10-Q
period 2001-03-31
GATEWAY INC
filed 2001-05-02
CIK 895812

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-22784

GATEWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1249184 (I.R.S. Employer Identification No.)

4545 Towne Centre Court
San Diego, California 92121
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (858) 799-3401

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 26, 2001 there were 322,996,489 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of April 26, 2001 there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

I. FINANCIAL INFORMATION

Item 1. Financial Statements

Gateway, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and 2000
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Net sales	$2,033,510	$2,398,950
Cost of goods sold	1,836,205	1,880,448

Gross profit	197,305	518,502
Selling, general and administrative expenses	773,260	332,238

Operating income (loss)	(575,955)	186,264
Other income (loss), net	(38,215)	17,599

Income (loss) before income taxes and cumulative effect of change in accounting principle	(614,170)	203,863
Provision (benefit) for income taxes	(135,117)	72,372
Net income (loss) before cumulative effect of change in accounting principle	(479,053)	131,491

Cumulative effect of change in accounting principle, net of tax of $13,828 and $6,523, respectively	(23,851)	(11,851)

Net income (loss)	$(502,904)	$119,640

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.48)	$0.41

Diluted	$(1.48)	$0.40

Net income (loss) per share:
Basic	$(1.56)	$0.37

Diluted	$(1.56)	$0.36

Weighted average shares outstanding:
Basic	322,868	320,013

Diluted	322,868	332,541

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED BALANCE SHEETS
March 31, 2001 and December 31, 2000
(in thousands, except per share amounts)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$906,101	$483,997
Marketable securities	205,258	130,073
Accounts receivable, net	433,074	544,755
Inventory	184,830	315,069
Other	525,300	793,166

Total current assets	2,254,563	2,267,060
Property, plant and equipment, net	785,404	897,414
Intangibles, net	46,989	165,914
Other assets	533,007	822,156

	$3,619,963	$4,152,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$554,993	$785,345
Accrued liabilities	585,828	556,323
Accrued royalties	142,354	138,446
Other current liabilities	131,301	150,920

Total current liabilities	1,414,476	1,631,034
Long-term obligations, net of current maturities	205,244	2,548
Warranty and other liabilities	140,970	138,623

Total liabilities	1,760,690	1,772,205

Contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common Stock, $.01 par value, 1,000,000 shares authorized; 323,968 shares and 323,955 shares issued in 2001 and 2000, respectively	3,240	3,239
Additional paid-in capital	741,695	741,646
Treasury stock, at cost, 515 shares and 552 shares in 2001 and 2000, respectively	(20,647)	(21,948)
Retained earnings	1,147,431	1,650,335
Accumulated other comprehensive income (loss)	(12,446)	7,067

Total stockholders' equity	1,859,273	2,380,339

	$3,619,963	$4,152,544

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2000
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(502,904)	$119,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,093	42,246
Provision for uncollectible accounts receivable	5,064	6,957
Deferred income taxes	(139,258)	8,189
Cumulative effect of change in accounting principle	23,851	—
Impairment of long lived assets	269,584	—
Realized loss on investments	46,279	—
Other, net	—	(1,775)
Changes in operating assets and liabilities:
Accounts receivable	106,618	115,227
Inventory	130,238	(66,879)
Other assets	160,382	21,629
Accounts payable	(247,705)	(95,603)
Accrued liabilities	29,505	(101,284)
Accrued royalties	3,908	12,594
Other liabilities	(21,979)	96,730

Net cash provided by (used in) operating activities	(77,324)	157,671

Cash flows from investing activities:
Capital expenditures	(79,728)	(79,885)
Investments in unconsolidated affiliates	—	(23,000)
Purchases of available-for-sale securities, net of proceeds	(75,185)	33,442
Proceeds from the sale of financing receivables	503,241	—
Finance receivables, net of repayments	(50,785)	(65,823)
Other, net	960	2,526

Net cash provided by (used in) investing activities	298,503	(132,740)

Cash flows from financing activities:
Share repurchases	—	(37,045)
Proceeds from issuance of long-term obligations, net of payments	200,000	(1,452)
Stock options exercised	1,076	35,761

Net cash provided by (used in) financing activities	201,076	(2,736)
Foreign exchange effect on cash and cash equivalents	(151)	2,782

Net increase in cash and cash equivalents	422,104	24,977
Cash and cash equivalents, beginning of period	483,997	1,127,654

Cash and cash equivalents, end of period	$906,101	$1,152,631

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

    The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Comprehensive Income:

    Comprehensive income for the Company includes net income (loss), foreign currency translation effects, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

    Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows (unaudited and in thousands):

	Three Months Ended
	2001	2000
Comprehensive income:
Net income (loss)	$(502,904)	$119,640
Foreign currency translation	(22,100)	495
Unrealized gain on derivatives qualifying qualifying as hedges	4,594	—
Unrealized loss on available-for-sale securities	(2,007)	(1,212)

	$(522,417)	$118,923

3. Share and Per Share Information:

    Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended March 31, 2001 excludes 1,556,121 incremental shares related to employee stock options. These shares are excluded as their effect is anti-dilutive on net loss per share.

    The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (unaudited and in thousands):

	Three Months Ended March 31,
	2001	2000
Weighted average shares for basic earnings per share	322,868	320,013
Dilutive effect of stock options	—	12,528

Weighted average shares for diluted earnings per share	322,868	332,541

4. Changes in Accounting Principles:

    In the first quarter of 2001, the Company adopted Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under FAS 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. Changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in other comprehensive income (equity), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs.

    The Company uses foreign currency forward contracts to hedge foreign currency transactions. These forward contracts are designated as cash flow hedges and generally have three to six month terms. Additionally, the Company holds warrants as investments in connection with certain strategic relationships.

    On January 1, 2001, the Company's financial statements were adjusted by $23.8 million, net of tax effects of $13.9 million, to record the cumulative effect of adopting this accounting change. In the first quarter of 2001, the Company recognized an unrealized loss in other income of $5.3 million on certain of the Company's derivative instruments. Additionally, the Company recorded $4.6 million in other comprehensive income during the first quarter related to changes in the fair value of derivatives qualifying as hedges of future cash flows.

    The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognized in Financial Statements" effective January 1, 2000, to recognize revenue upon delivery rather than shipment of products.

5. Financing Receivables:

    In February 2001, the Company sold approximately $500 million of financing receivables to a third party at book value with no recourse. Subsequently, management decided that, while it will continue to offer customer financing, it will discontinue providing customer financing to lesser quality credits. In late March 2001, management made the further decision to sell the substantial balance of its remaining finance receivables portfolio consisting of such lesser quality credits. As a result of this decision, in the first quarter the Company recorded an additional charge of $100 million, included in cost of goods sold, to reduce the carrying value of these receivables to their estimated net realizable value. At March 31, 2001, these finance receivables are included in other current assets as finance receivables held for sale. The Company's remaining finance receivables of $8 million and related allowance for losses of $2 million are classified as other current assets.

6. Selected Balance Sheet Information (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Accounts receivable, net:
Accounts receivable	$446,797	$557,479
Less allowance for uncollectible accounts	(13,723)	(12,724)

	$433,074	$544,755

Inventory:
Components and subassemblies	$155,328	$252,085
Finished goods	29,502	62,984

	$184,830	$315,069

7. Long-term Obligations:

    On February 2, 2001, in connection with its strategic relationship with America Online, Inc. (AOL), the Company issued AOL a $200 million, 3% convertible note due December 22, 2020 at an initial conversion price of $33.676 per share which includes a premium. AOL may require the Company to purchase the note (at the par value plus accrued interest to date of purchase) on December 22, 2004, 2009, or 2014, payable in stock or cash, at the option of the Company. The Company, at its option, may redeem the notes (at par value plus accrued interest to date of redemption) any time on or after December 22, 2004.

    The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. As of March 31, 2001, the revolving line of credit facility had no amounts outstanding and borrowings would be subject to waiver or amendment of a certain financial covenant with which the Company was not in compliance as a result of the Company's restructuring and other special charges discussed more fully in Note 10. The Company intends to seek an appropriate waiver or modification of this covenant. Management believes the Company's current sources of working capital will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

8. Income Taxes:

    The Company recorded a tax benefit of $135 million or 22% during the first quarter of 2001. This tax benefit is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain tax carryover items principally related to the Company's foreign operations. The change in the valuation allowance was the result of management's assessment that the realization of these carryover items was no longer more likely than not based on the Company's international restructuring activities. Excluding these first quarter charges, the effective tax rate would have been 32% compared to the U.S. Federal statutory rate of 35%. This lower rate is principally the result of not recording any tax benefits associated with the current year foreign operating losses.

9. Contingencies:

    On December 7, 2000, James Burton ("Burton") filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints have been amended to allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between April 14, 2000 and February 28, 2001. The complaints seek damages and attorneys' fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." On April 23, 2001, plaintiffs' counsel filed a Revised Motion to Appoint Perry Capital and Teachers' Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiff's Choice of Lead Counsel, however, the Court has not yet acted upon this motion.

    On March 27, 2001, Bruce Eubank ("Eubank") filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway's former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets, based on allegations similar to those described in the Burton case above, and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney's fees.

    The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies, subject to potential reservations of rights. The Company intends to vigorously defend these actions, and believes that in the event that it is not fully successful, insurance coverage should be available to defray a portion, or substantially all, the expense of defending and settling the lawsuits or paying a judgement. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company's consolidated financial statements do not include any adjustments related to these matters.

    Additionally, the Company is a party to various lawsuits and administrative proceedings arising in the ordinary course of its business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, consolidated financial position, and results of operations or cash flows.

10. Restructuring and Other Special Charges:

    During the first quarter of 2001, the Company approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities. A pre-tax charge of $390 million was recorded in the first quarter to provide for these actions and other related items. The charge is included in selling, general and administrative expenses. Included in the pre-tax charge of $390 million is $270 million for asset write-downs related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.

    The following table summarizes charges recorded during the first quarter for exit activities and asset write-downs (in millions):

	Exit Activities
	Paid	Accrued at March 31, 2001	Asset Write- downs	Additional Depreciation Expense	Total Charges
Productivity Initiatives	$30	$9	$—	$—	$39
Facilities/Capital Assets	—	4	74	5	83
Operating Assets	—	27	42	6	75
International Restructuring	—	22	14	2	38
Impairment of goodwill and related intangibles	—	—	140	—	140
Other	—	15	—	—	15

Total	$30	$77	$270	$13	$390

    The nature of the charges summarized above is as follows:

  •
  Productivity Initiatives—The Company recorded a $39 million charge related to severance benefits to terminated employees in the United States and Canada approximately $30 million of which was paid prior to March 31, 2001. The Company terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,300 employees related to retail store closings, 550 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

  •
  Facilities/Capital Assets—The Company recorded an $83 million charge related to the abandonment of certain capital assets during the first quarter, including $74 million primarily related to the abandonment of certain information technology projects in the United States. In addition, the Company accrued $4 million principally related to lease commitments, as a result of consolidating certain of the Company's facilities. The Company also reduced its estimate of the useful lives of assets related to facilities that have not yet been vacated and recorded an additional $5 million of depreciation expense.

  •
  Operating Assets—During the quarter, the Company recorded a charge of $75 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations by June 30, 2001. In connection with these store closings, the Company accrued approximately $27 million in exit costs related to future lease commitments, net of expected sublease rentals, and $42 million for impairment of store assets that were abandoned during the quarter ended March 31, 2001. The Company also reduced its estimate of the useful lives of assets related to stores that have not yet been closed and recorded an additional $6 million of depreciation expense.

  •
  International Restructuring—The Company recorded a charge of $38 million related to its international restructuring activities, including $7 million for lease commitments associated with the closing of 27 stores, $14 million for impairment of assets at closed facilities, $13 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. The Company also reduced its estimate of useful lives of assets related to facilities that have not yet been closed and recorded an additional $2 million of depreciation expense.

  •
  Impairment of goodwill and related intangibles—In late March 2001, the Company decided to abandon the business and technology related to the acquisition of NECX Direct LLC. As a result of this decision, the Company's revised estimate of future cash flows associated with this business was significantly reduced, resulting in a $140 million impairment charge.

  •
  Other—Other exit activities total $15 million and relate to the settlement of certain contractual obligations.

    During the first quarter of 2001, the Company recorded total restructuring and other special charges of $533 million. Included in this amount is the $390 million described above, a charge to other income (loss) of $43 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision and, as described in Note 5, a $100 million charge to reduce the carrying value of the Company's consumer finance receivables.

11. Segment Data:

    The Company's segments are based on the geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific (AP). Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the quarter ended March 31, 2001, includes restructuring and other special charges discussed in Note 10. Certain non-segment amounts for prior periods have been reclassified to segments to conform with current year presentation.

    The following table sets forth summary information by segment (unaudited and in thousands):

	Three Months Ended March 31,
	2001	2000
Net sales:
United States
Consumer	$1,116,464	$1,377,664
Business	655,167	615,482
Non-segment	—	5,766

	1,771,631	1,998,912
EMEA	114,600	184,311
AP	147,279	215,727

Consolidated	$2,033,510	$2,398,950

Operating income (loss):
United States
Consumer	$(31,778)	$171,575
Business	62,299	86,294

	30,521	257,869
EMEA	(22,068)	1,488
AP	(4,628)	13,702
Non-segment	(579,780)	(86,795)

Consolidated	$(575,955)	$186,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including the factors discussed or referenced below.

Results of Operations

    The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and certain of such data expressed as a percentage of net sales:

	Three months ended March 31,
	2001	2000
	(dollars in thousands)
Net sales	$2,033,510	$2,398,950
Gross profit	$197,305	$518,502
Percentage of net sales	9.7%	21.6%
Selling, general and administrative expenses	$773,260	$332,238
Percentage of net sales	38.0%	13.8%
Operating income (loss)	$(575,955)	$186,264
Percentage of net sales	(28.3)%	7.8%
Net income (loss) before cumulative effect of change in accounting principle	$(479,053)	$131,491

Net Sales

    Gateway consolidated net sales decreased to $2.0 billion in the first quarter of 2001, representing a 12% and 15% decrease, respectively, in unit shipments and sales compared to the first quarter of 2000. Domestic and international sales decreased 11% and 35%, respectively, from the first quarter of 2000 to the first quarter of 2001.

    The following table summarizes the Company's net sales, for the periods indicated, by region:

	Three Months ended March 31,
	2001	2000
	(dollars in thousands)
Net sales:
U.S. Consumer	$1,116,464	$1,377,664
U.S. Business	655,167	615,482
Non-Segment	—	5,766

The Americas	1,771,631	1,998,912
EMEA	114,600	184,311
Asia Pacific	147,279	215,727

Consolidated	$2,033,510	$2,398,950

    In the United States, consumer net sales declined 19% while net sales in the business segment increased 6% compared to the same period in 2000. The Company experienced a severe decline in consumer demand for PC and PC related products and services in the first quarter of 2001 which was a continued trend from the last quarter of 2000. Management expects that the weak demand will continue through the second quarter with an improvement in unit sales during the second half of 2001. The business segment grew unit shipments and net sales by 21% and 6%, respectively, over the same period in 2000. The segment experienced good growth in sales to small and medium business, posting a 13% increase in 2000.

    International net sales were 13% of total Company net sales in the first quarter of 2001. For the quarter, Europe, Middle East and Africa ("EMEA") units and net sales decreased 24% and 38%, respectively, over 2000. The decline is attributable to softening consumer demand particularly in the United Kingdom. The Asia Pacific region units and net sales declined 17% and 32% over 2000, respectively, as all of the Company's markets in the region experienced similar declines. Japan was adversely impacted by product line deficiencies that have begun to be rectified late in the first quarter. Management implemented several actions in the first quarter of 2001 including administrative and store restructuring as well a change in its operating model to reduce costs in certain unprofitable international markets where the Company does not have sufficient scale.

    Beyond the box revenue, including, among other things, software and peripheral sales, internet service provider (ISP) income, financing, warranty and training revenue, totaled $467 million or 23% of net sales for the first quarter with $326 million sold at the point of sale and $141 million sold after the point of sale. During the quarter, the Company modified its strategic alliance with America Online (AOL) whereby it will convert existing Gateway.net customers to the AOL brand Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company will begin to participate earlier in a greater share of recurring income on new prepaid subscribers rather than re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The impact of the change in the strategic alliance will be to report substantially less revenue from ISP at the point of sale with increased recurring revenue and gross profit being recorded in future periods.

    As part of a strategic review carried out in the first quarter of the Company's direct sales policy and in response to the recent decline in consumer demand, the Company announced that it would be curtailing retail expansion plans in 2001 and closing a number of underperforming retail locations. As a result, the Company has closed 27 Country Stores in the United States and 11 stores in Canada and announced its intention to close the majority of its store-within-a-store concepts in 2001. The Company exited the first quarter with 364 Gateway Country ® stores worldwide and 299 in the United States.

    Average unit prices (AUPs), which are total Company net sales per unit, declined 4% to $1,851 compared to the same period in 2000 and declined 3% sequentially from the fourth quarter. The Company experienced an aggressive pricing environment in the first quarter triggered by a number of large competitors, which resulted in AUPs declining in the consumer segment during the quarter. Management expects that the pricing environment will be challenging for the balance of 2001. Average selling price or ASP, which includes PC and non-PC products and service sold at the point of sale per unit, was $1,723 in the first quarter of 2001.

    In addition, the management estimates that the Company will report approximately $200 million less net sales per quarter related to strategic actions taken which include, among other things, the closure of underperforming retail locations, restructuring international markets, discontinuing lower quality consumer lending, modification to its ISP business model and exiting certain indirect sales activities.

Gross profit

    Gross profit for the quarter was $197 million, a decrease of 62% from 2000. As a percentage of net sales, gross profit for the first quarter of 2000 decreased to 9.7% from 21.6% in 2000 primarily the result of consumer financing losses. The Company's consumer financing operations are included in net sales in the case of interest and fee income and in cost of goods sold in the case of service fees and provisions for losses on finance receivables. During the quarter, the Company's financing operations experienced an increase to the provision for losses on finance receivables, resulting in a $75 million operating loss. This additional provision is attributable to the increase in losses experienced on higher risk category loans. In February 2001, the Company sold approximately $500 million of finance receivables, consisting of higher rated credits, to a third party at book value. Subsequently, management decided that, while it will continue to offer customer financing, it will discontinue providing customer financing to lesser quality credits. In late March 2001, management made the further decision to sell the substantial balance of its remaining finance receivables portfolio consisting of such lesser quality credits. As a result of this decision, in the first quarter the Company recorded an additional charge of $100 million, included in cost of goods sold, to reduce the carrying value of these receivables to their estimated net realizable value. With these actions, management believes that it has significantly reduced the Company's exposure to losses from the consumer finance portfolio.

    Excluding the effects of the consumer loan portfolio, gross profit as a percentage of sales would have been 18.5% for the first quarter compared with 21.6% in the prior year. The decrease is due in large part to the pricing actions noted above. Management expects that margin pressures will continue into 2001 given anticipated weak consumer demand and competitive actions.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (SG&A) totaled $773 million and 38% of net sales compared with $332 million and 13.8% in 2000, primarily as a result of the restructuring activities. During the first quarter of 2001, the Company approved a restructuring plan which, among other things, would reduce its workforce, close certain store locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities. A pre-tax charge of $390 million was recorded to SG&A in the first quarter to provide for these actions and other related items. This pre-tax charge includes $140 million for impairment of goodwill and intellectual property associated with the decision to abandon the business and technology related to the acquisition of NECX Direct. This decision was made in late March 2001. As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, management had estimated that these restructuring actions would result in a charge in the range of $150 million - $275 million. Excluding the $140 million charge described above, the first quarter special charges would have amounted to $250 million. See Note 10 in the Notes to Consolidated Financial Statements included herein. The strategic decisions made during the first quarter primarily associated with retail and international activities are expected to result in additional pre-tax charges of $25 million in the second quarter and $10 million in the third quarter of 2001.

    Excluding the restructuring and other activities noted above, SG&A expense would have been $383 million or 18.8% of net sales during the first quarter of 2001 compared with $332 million or 13.8% of net sales in 2000. The increase is primarily attributable to the increase in the number of stores operated in 2001 compared to the prior year as well as higher levels of marketing expenditures. Management expects the restructuring actions discussed above along with additional cost control measures to be taken in the future will decrease SG&A in future quarters.

Operating Income (Loss)

    Operating loss for the first quarter was $576 million compared to operating income of $186 million for the same period in 2000. The operating loss for 2001 resulted principally from the restructuring and other special charges and the loss from the consumer financing operations noted above. Excluding the restructuring and other special charges described above and the $75 million operating loss related to the consumer loan portfolio, the Company had an operating loss of approximately $11 million. For the first quarter of 2001, the consumer segment had an operating loss of $32 million compared to income of $172 million in the same period last year. As noted above, continued weak consumer fundamentals as well as the loss from consumer financing operations negatively impacted profitability. Business segment operating income was $62 million and declined 28% over 2000 due to a reduction in gross profit from competitive pricing actions and an increase in overall operating expenses. Internationally, the Company had an operating loss of $27 million in 2001 compared to operating income of $15 million in 2000 due primarily to weakness in consumer demand. Non-segment operating losses for 2001 include restructuring and other special charges not allocated to the segments and totaled $580 million in the first quarter of 2001 compared to $87 million for 2000. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

Other Income (Loss), Net

    Other income (loss), net, includes primarily interest income and expense, gains from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss), net, resulted in a loss of $38 million, including $43 million for the write down of the carrying value of securities and long-term receivables associated with a strategic restructuring decision. In the first quarter of 2001, the Company also recorded additional unrealized losses of $5 million on certain derivative financial instruments.

Pre-tax Income (Loss)

    The pre-tax loss for the first quarter of 2001 was $614 million compared to pre-tax income of $204 million for the same period of 2000. The current quarter loss includes restructuring and other special charges of $533 million described above, including $100 million in gross profit, $390 million included in SGA expenses and $43 million included in Other Income (Loss). Excluding the restructuring and other special charges described above and the $75 million operating loss related to the consumer finance receivables, the Company had a pre-tax operating loss of approximately $6 million.

Income Taxes

    The Company recorded a tax benefit of $135 million or 22% during the first quarter of 2001. This tax benefit has been adjusted for specific events related to the quarter including a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain tax carryover items principally related to the Company's foreign operations. The change in the valuation allowance was the result of management's assessment that the likelihood of the realization of these carryover items was no longer more likely than not based on the Company's international restructuring activities. The estimated effective tax rate for the year is 20%, including these first quarter charges with the balance of the year estimated at 32%. Excluding these first quarter charges, the effective tax rate would have been 32% compared to 38% for 2000. The lower effective tax rate for 2001 is the result of not recording any tax benefits associated with current year foreign operating losses.

Accounting Changes

    During the first quarter of 2001, the Company adopted Financial Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognized in Financial Statements" effective January 1, 2000, to recognize revenue upon delivery rather than shipment of products.

Liquidity and Capital Resources

    The following table presents selected financial statistics and information for the periods indicated:

	March 31,
	2001	2000
	(dollars in thousands)
Cash and marketable securities	$1,111,359	$1,328,440
Days of sales in accounts receivable	19	20
Days inventory on hand	12	11
Days in accounts payable	27	39
Cash conversion cycle	4	(8)

    At March 31, 2001, the Company had cash and cash equivalents of $906 million and marketable securities of $205 million. The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. As of March 31, 2001, the revolving line of credit facility has no amounts outstanding and borrowings would be subject to waiver or amendment of a certain financial covenant with which the Company was not in compliance as a result of the Company's restructuring and other special charges discussed more fully in Note 10. The Company intends to seek an appropriate waiver or modification of this of this covenant. Management believes the Company's current sources of working capital will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

    The Company used $77 million in cash from operations during the first quarter of 2001, including $238 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include a decrease in inventory levels of $130 million and accounts receivable of $107 million, offset by a decrease in accounts payable and other accrued liabilities of $236 million. The Company used approximately $80 million for the construction of new facilities, information systems and equipment and $75 million to purchase marketable securities, net of proceeds. The Company generated $503 million from proceeds from the sale of finance receivables, used $51 million in originating financing receivables, net of repayments and $200 million in connection with the investment agreement with AOL, for which the Company issued AOL a convertible senior note. The Company also expects to sell most of the remaining consumer finance receivables portfolio and expects to generate cash as a result of such sale. Management has made the decision to curtail future direct lending activities particularly in the highest risk categories for the Company's account.

    As a result of the restructuring plan described in the Notes to the Financial Statements, the Company expects future cash outlays of $77 million primarily for discontinuing certain retail operations and international restructuring. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of the restructuring plan is anticipated to be substantially complete by the end of the third quarter of 2001.

    The Company anticipates that it will retain all earnings in the foreseeable future for development of its business and will not distribute earnings to its stockholders as dividends.

Factors That May Affect Future Results

    Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: competitive market conditions; component supply shortages; short product cycles; access to technology; infrastructure requirements; risks of international operations; foreign currency fluctuations; the risk of e-commerce business; risks of minority investments; risks of acquisitions, joint ventures and strategic alliances; risks of finance receivables; increased inventory costs; changes in customer or geographic sales mix; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other filings with the Securities and Exchange Commission.

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

    Management recently announced a number of strategic decisions and restructuring activities that will curtail or modify certain existing activities with a resulting decrease in revenues related to such activities. There can be no assurance that the Company will be able to offset this reduction in its revenue with increased revenue from other business activities and that accordingly, there will not be an impact on results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There has not been a material change in the Company's exposure to foreign currency risks since December 31, 2000.

II. OTHER INFORMATION

Item 1. Legal Proceedings

    See Note 9 to the unaudited condensed consolidated financial statements which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

4.1
$200 million Gateway Convertible Senior Note due 2020.

(b)
Reports on Form 8-K:

None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.
Date: May 1, 2001	By:	/s/ JOSEPH BURKE Joseph Burke Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)
	By:	/s/ ROBERT D, MANZA Robert D. Manza Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

4.1	$200 million Gateway Convertible Senior Note due 2020

QuickLinks

I. FINANCIAL INFORMATION
Gateway, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts) (unaudited)
Gateway, Inc. CONSOLIDATED BALANCE SHEETS March 31, 2001 and December 31, 2000 (in thousands, except per share amounts)
Gateway, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2001 and 2000 (in thousands) (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX