Form 10-Q
period 2001-06-30
GATEWAY INC
filed 2001-07-24
CIK 895812

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 19, 2001, there were 323,114,937 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of July 19, 2001, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Gateway, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2001 and 2000
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$1,500,875	$2,207,017	$3,534,385	$4,605,967
Cost of goods sold	1,220,769	1,707,646	3,056,974	3,588,094

Gross profit	280,106	499,371	477,411	1,017,873
Selling, general and administrative expenses	333,546	335,782	1,106,806	668,020

Operating income (loss)	(53,440)	163,589	(629,395)	349,853
Other income (loss), net	22,872	19,633	(15,343)	37,232

Income (loss) before income taxes and cumulative effect of change in accounting principle	(30,568)	183,222	(644,738)	387,085
Provision (benefit) for income taxes	(9,782)	65,044	(144,899)	137,416

Net income (loss) before cumulative effect of change in accounting principle	(20,786)	118,178	(499,839)	249,669

Cumulative effect of change in accounting principle, net of tax	—	—	(23,851)	(11,851)

Net income (loss)	$(20,786)	$118,178	$(523,690)	$237,818

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.06)	$0.37	$(1.55)	$0.78

Diluted	$(0.06)	$0.36	$(1.55)	$0.75

Net income (loss) per share after cumulative effect of change in accounting principle:
Basic	$(0.06)	$0.37	$(1.62)	$0.74

Diluted	$(0.06)	$0.36	$(1.62)	$0.72

Weighted average shares outstanding:
Basic	323,014	321,265	322,941	320,639

Diluted	323,014	331,727	322,941	332,076

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(in thousands, except per share amounts)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$786,316	$483,997
Marketable securities	242,257	130,073
Accounts receivable, net	438,702	544,755
Inventory	164,053	315,069
Other	516,031	793,166

Total current assets	2,147,359	2,267,060
Property, plant and equipment, net	785,966	897,414
Intangibles, net	43,427	165,914
Other assets	524,535	822,156

	$3,501,287	$4,152,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$560,680	$785,345
Accrued liabilities	472,820	556,323
Accrued royalties	151,022	138,446
Other current liabilities	133,534	150,920

Total current liabilities	1,318,056	1,631,034
Long-term obligations, net of current maturities	204,196	2,548
Warranty and other liabilities	125,755	138,623

Total liabilities	1,648,007	1,772,205

Contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, nonvoting, $.01 par value, 1,000 shares Authorized; none issued and outstanding	—	—
Common Stock, $.01 par value, 1,000,000 shares authorized; 324,071 shares and 323,955 shares issued in 2001 and 2000, respectively	3,241	3,239
Additional paid-in capital	743,025	741,646
Treasury stock, at cost, 481 shares and 552 shares in 2001 and 2000, respectively	(19,340)	(21,948)
Retained earnings	1,126,645	1,650,335
Accumulated other comprehensive income (loss)	(291)	7,067

Total stockholders' equity	1,853,280	2,380,339

	$3,501,287	$4,152,544

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(523,690)	$237,818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	113,832	91,331
Provision for uncollectible accounts receivable	11,578	9,394
Deferred income taxes	(161,559)	(6,983)
Cumulative effect of change in accounting principle	23,851	—
Impairment of long lived assets	275,935	—
Realized loss on investments	66,529	—
Other, net	—	(2,736)
Changes in operating assets and liabilities:
Accounts receivable	94,476	112,550
Inventory	151,016	(127,585)
Other assets	158,821	35,399
Accounts payable	(227,664)	(159,822)
Accrued liabilities	(83,504)	(163,707)
Accrued royalties	12,576	13,498
Other liabilities	(34,848)	131,292

Net cash provided by (used in) operating activities	(122,651)	170,449

Cash flows from investing activities:
Capital expenditures	(139,131)	(153,579)
Investments in unconsolidated affiliates	—	(246,900)
Purchases of available-for-sale securities, net of proceeds	(112,185)	3,276
Proceeds from the sale of financing receivables	503,241	54,090
Finance receivables, net of repayments	(28,120)	(181,016)
Purchase of note receivable	—	(50,000)
Other, net	(1,085)	2,372

Net cash provided by (used in) investing activities	222,720	(571,757)

Cash flows from financing activities:
Share repurchases	—	(37,045)
Proceeds from issuance of long-term obligations	200,000	—
Principal payments on long-term obligations	(1,049)	(2,958)
Stock options exercised	3,450	45,264

Net cash provided by financing activities	202,401	5,261
Foreign exchange effect on cash and cash equivalents	(151)	654

Net increase (decrease) in cash and cash equivalents	302,319	(395,393)
Cash and cash equivalents, beginning of period	483,997	1,127,654

Cash and cash equivalents, end of period	$786,316	$732,261

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

    The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period financial statements to conform to current periods' presentation. These reclassifications had no impact on previously reported net income or stockholders' equity. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Comprehensive Income (Loss):

    Comprehensive income (loss) for the Company includes net income (loss), foreign currency translation effects, and unrealized gains or losses on derivatives qualifying as hedges and available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

    Comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Comprehensive income (loss):
Net income (loss)	$(20,786)	$118,178	$(523,690)	$237,818
Foreign currency translation	18,931	(1,000)	(3,169)	(505)
Unrealized gain (loss) on derivatives qualifying as hedges	(4,576)	—	18	—
Unrealized loss on available-for-sale securities	(2,200)	(4,853)	(4,207)	(6,065)

	$(8,631)	$112,325	$(531,048)	$231,248

3. Share and Per Share Information:

    Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months and six months ended June 30, 2001 excludes 1,150,659 and 1,358,410, respectively, weighted average incremental shares related to employee common stock options. These shares are excluded for their respective periods as their effect is anti-dilutive on net loss per share.

    The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Weighted average shares for basic earnings per share	323,014	321,265	322,941	320,639
Dilutive effect of stock options	—	10,462	—	11,437

Weighted average shares for diluted earnings per share	323,014	331,727	322,941	332,076

4. Changes in Accounting Principles:

    In the first quarter of 2001, the Company adopted Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under FAS 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. Changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs.

    The Company uses foreign currency forward contracts to hedge foreign currency transactions. These forward contracts are designated as cash flow hedges and generally have three to six month terms. Additionally, the Company holds warrants as investments in connection with certain strategic relationships.

    On January 1, 2001, the Company's financial statements were adjusted by $23.9 million, net of tax effects of $13.9 million, to record the cumulative effect of adopting this accounting change. The Company recorded $4.6 million in other comprehensive income and $4.6 million in other comprehensive loss, during the first quarter and second quarter, respectively, related to the changes in the fair value of derivatives qualifying as hedges of future cash flows. Unrealized gains and losses recorded in other income were not significant.

    The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognized in Financial Statements" effective January 1, 2000, to recognize revenue upon delivery rather than shipment of products.

5. Financing Receivables:

    In February 2001, the Company sold approximately $500 million of financing receivables to a third party at book value with no recourse. Subsequently, management decided that, while it will continue to offer customer financing, it will discontinue providing customer financing to lesser quality credits. In late March 2001, management made the further decision to sell the substantial balance of its remaining finance receivables portfolio consisting of such lesser quality credits. As a result of this decision, in the first quarter the Company recorded an additional charge of $100 million, included in cost of goods sold, to reduce the carrying value of these receivables to their estimated net realizable value. In the second quarter of 2001, the Company recorded $23 million of income, included in other income (loss), net, related to the financing receivables held for sale. At June 30, 2001, these finance receivables are included in other current assets.

6. Selected Balance Sheet Information (in thousands):

	June 30, 2001	December 31, 2000
		(audited)
Accounts receivable, net:
Accounts receivable	$452,332	$557,479
Less allowance for uncollectible accounts	(13,630)	(12,724)

	$438,702	$544,755

Inventory:
Components and subassemblies	$126,825	$252,085
Finished goods	37,228	62,984

	$164,053	$315,069

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

    The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. As of June 30, 2001, the revolving line of credit facility had no amounts outstanding. As a result of the Company's restructuring and other charges discussed more fully in Note 10, the Company was not in compliance with a certain financial convenant of the credit facility during the second quarter for a period of time. The Company has obtained an appropriate amendment of this covenant. Management believes the Company's current sources of working capital will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

8. Income Taxes:

    The Company recorded a tax benefit of $10 million or 32% for the second quarter of 2001 and a tax benefit of $145 million or 22% for the first six months of 2001. This tax benefit for the first six months of 2001 is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain tax carryover items principally related to the Company's foreign operations. The change in the valuation allowance was the result of management's assessment that the realization of these carryover items was no longer more likely than not based on the Company's international restructuring activities. The estimated effective tax rate for the year is 22%, including the items discussed above, with the balance of the year estimated at 32%. Excluding these items, the effective tax rate for the year 2001 would have been 32% compared to 38% for 2000. This lower effective tax rate is principally the result of not recording any tax benefits associated with current year foreign operating losses.

9. Contingencies:

    On December 7, 2000, James Burton ("Burton") filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the

Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between April 14, 2000 and February 28, 2001 (the "class period"). The Complaints seek damages and attorneys' fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." On April 23, 2001, plaintiffs' counsel filed a Revised Motion to Appoint Perry Capital and Teachers' Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiff's Choice of Lead Counsel, and this motion was granted by the court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period.

    On March 27, 2001, Bruce Eubank ("Eubank") filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway's former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney's fees. On May 15, 2001, Jacob Scheinhartz ("Scheinhartz") filed a similar derivative suit in the United States District Court for the Southern District of California. The Company has filed motions seeking dismissal of the Eubank lawsuit. The Scheinhartz lawsuit has been voluntarily stayed pending motions to dismiss the consolidated federal class actions.

    The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies, subject to potential reservations of rights. The Company intends to vigorously defend these actions, and believes that in the event that it is not fully successful, insurance coverage should be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company's consolidated financial statements do not include any adjustments related to these matters.

    Additionally, the Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, consolidated financial position, and results of operations or cash flows.

10. Restructuring and Other Special Charges:

    During the first quarter of 2001, the Company approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities. Pre-tax charges of $24 million (including non-cash charges of $19 million) and $390 million (including non-cash charges of $283 million) were recorded in the second and first quarters of 2001, respectively, to provide for these actions and other related items. The charges are included in selling, general and administrative expenses.

    The following table summarizes charges recorded during the first quarter of 2001 for exit activities and asset write-downs (in millions):

	Exit Activities
	Amount Paid Prior to March 31, 2001	Accrued at March 31, 2001	Asset Write-downs	Additional Depreciation Expense	Total Charges
Productivity Initiatives	$30	$9	$—	$—	$39
Facilities/Capital Assets	—	4	74	5	83
Operating Assets	—	27	42	6	75
International Restructuring	—	22	14	2	38
Impairment of goodwill and related intangibles	—	—	140	—	140
Other	—	15	—	—	15

Total	$30	$77	$270	$13	$390

    The accrued restructuring costs and amounts charged against the provision as of June 30, 2001 and total charges recorded during the second quarter of 2001 were as follows (in millions):

	Exit Activities
	Accrued at March 31, 2001	Additions	Paid	Accrued at June 30, 2001	Asset Write-downs	Additional Depreciation Expense	Total Charges
Productivity Initiatives	$9	$—	$6	$3	$—	$—	$—
Facilities/Capital Assets	4	—	3	1	4	5	9
Operating Assets	27	—	7	20	—	6	6
International Restructuring	22	5	13	14	2	2	9
Other	15	—	—	15	—	—	—

Total	$77	$5	$29	$53	$6	$13	$24

    The nature of the charges is as follows:

  •
  Productivity Initiatives—The Company recorded a $39 million charge in the first quarter of 2001 related to severance benefits to terminated employees in the United States and Canada. The Company terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,300 employees related to retail store closings, 550 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

  •
  Facilities/Capital Assets—During the first quarter, the Company recorded an $83 million charge related to the abandonment of certain capital assets, including $74 million primarily related to the abandonment of certain information technology projects in the United States. In addition, the Company accrued approximately $4 million principally related to future lease commitments, as a result of consolidating certain of the Company's facilities. The Company recorded an additional charge of $4 million in the second quarter of 2001, primarily related to the abandonment of certain information technology projects in the United States. The Company also reduced its estimate of the useful lives of assets related to facilities that have not yet been vacated and recorded an additional $5 million of depreciation expense in each of the first and second quarters of 2001.

  •
  Operating Assets—During the first quarter, the Company recorded a charge of $75 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations. In connection with these store closings, the

    Company accrued approximately $27 million in exit costs related to future lease commitments, net of expected sublease rentals. The Company recorded $42 million for impairment of store assets that were abandoned during the first quarter of 2001. The Company also reduced its estimate of the useful lives of assets related to stores that have not yet been closed and recorded an additional $6 million of depreciation expense in each of the first and second quarters of 2001.

  •
  International Restructuring—During the first quarter, the Company recorded a charge of $38 million related to its international restructuring activities, including $7 million for lease commitments associated with the closing of 27 stores, $14 million for impairment of assets at closed facilities, $13 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. In the second quarter of 2001, the Company recorded additional charges of $2 million for impairment of assets at closed facilities and $5 million in additional severance. The Company also reduced its estimate of useful lives of assets related to facilities that have not yet been closed and recorded an additional $2 million of depreciation expense in each of the first and second quarters of 2001.

  •
  Impairment of goodwill and related intangibles—In late March 2001, the Company decided to abandon the business and technology related to the acquisition of NECX Direct LLC. As a result of this decision, the Company's revised estimate of future cash flows associated with this business was significantly reduced, resulting in a $140 million impairment charge in the first quarter of 2001.

  •
  Other—Other exit activities charged in the first quarter total $15 million and relate to the settlement of certain contractual obligations.

    During the first quarter of 2001, the Company recorded total restructuring and other special charges of $533 million. Included in this amount is the $390 million described above, a charge to other income (loss), net of $43 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision and, as described in Note 5, a $100 million charge to reduce the carrying value of the Company's consumer finance receivables. During the second quarter of 2001, the Company recorded total restructuring and other special charges of $44 million. Included in this amount is $24 million described in the immediately preceding table above, and a charge of $20 million included in other income (loss), net, to record the write down of the carrying value of an investment.

11. Segment Data:

    The Company's segments are based on geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific. Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the quarter and six months ended June 30, 2001, includes restructuring and other special charges discussed in Note 10. Certain non-segment amounts for prior periods have been reclassified to conform with current year presentation.

    The following table sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2001	2000	2001	2000
Net sales:
United States:
Consumer	$644,724	$1,107,614	$1,761,188	$2,485,278
Business	673,386	736,927	1,328,553	1,352,409
Non-segment	—	(1,789)	—	3,977

	1,318,110	1,842,752	3,089,741	3,841,664
EMEA	72,500	135,153	187,100	319,464
Asia Pacific	110,265	229,112	257,544	444,839

Consolidated	$1,500,875	$2,207,017	$3,534,385	$4,605,967

Operating income (loss):
United States:
Consumer	$27,645	$145,297	$(4,133)	$316,872
Business	58,768	112,251	121,067	198,545

	86,413	257,548	116,934	515,417
EMEA	(14,849)	(4,770)	(36,917)	(3,282)
Asia Pacific	(16,193)	9,377	(20,821)	23,079
Non-segment	(108,811)	(98,566)	(688,591)	(185,361)

Consolidated	$(53,440)	$163,589	$(629,395)	$349,853

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. The Company assumes no obligation to update these forward looking statements to reflect events that occur or circumstances that exist after the date on which they were made. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including the factors discussed or referenced below.

Results of Operations

    The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and certain of such data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(dollars in thousands)
Net sales	$1,500,875	$2,207,017	$3,534,385	$4,605,967
Gross profit	280,106	499,371	477,411	1,017,873
Percentage of net sales	18.7%	22.6%	13.5%	22.1%
Selling, general and administrative expenses	333,546	335,782	1,106,806	668,020
Percentage of net sales	22.2%	15.2%	31.3%	14.5%
Operating income (loss)	(53,440)	163,589	(629,395)	349,853
Percentage of net sales	(3.6%)	7.4%	(17.8%)	7.6%
Net income (loss) before cumulative effect of change in accounting principle	$(20,786)	$118,178	$(499,839)	$249,669

Net Sales

    Gateway consolidated net sales decreased to $1.5 billion and $3.5 billion in the second quarter and first six months of 2001, respectively, representing decreases of 32% and 23%, respectively, over the comparable periods of 2000. In the second quarter and first six months of 2001, unit shipments decreased over the comparable periods of 2000 by 21% and 16%, respectively.

    The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

	Three Months Ended June 30,		Six months Ended June 30,
	2001	2000	2001	2000
Net sales:
United States:
Consumer	$644,724	$1,107,614	$1,761,188	$2,485,278
Business	673,386	736,927	1,328,553	1,352,409
Non-segment	—	(1,789)	—	3,977

	1,318,110	1,842,752	3,089,741	3,841,664
EMEA	72,500	135,153	187,100	319,464
Asia Pacific	110,265	229,112	257,544	444,839

Consolidated	$1,500,875	$2,207,017	$3,534,385	$4,605,967

    Management had previously indicated that beginning in the second quarter of 2001 it will report approximately $200 million less net sales per quarter related to a number of strategic actions taken to discontinue certain non-profitable revenue streams which include, among other things, the closure of underperforming retail locations, restructuring international markets, discontinuing lower quality consumer lending, modifications to its ISP business model, and exiting certain indirect sales activities.

    In the United States, consumer net sales declined 42% and 29% during the second quarter and first six months of 2001 while unit shipments declined 36% and 29%, respectively, over the same periods of 2000. The Company continued to experience a decline in consumer demand for PC and PC-related products and services in the first half of 2001 which is a continuing trend from the last quarter of 2000. Excluding the impact of the strategic actions mentioned above, consumer net sales declined approximately 33% and 35%, respectively, during the second quarter and first six months of 2001, over the same periods of 2000. Management expects that the weak consumer demand will continue through the second half of 2001. In the business segment in the United States net sales declined by 9% and 2% during the second quarter and first six months of 2001, respectively, over the same periods of 2000 while unit shipments increased by 9% and 14%, respectively, over the same periods of 2000. The business segment experienced continued growth during the second quarter of 2001 in unit shipments to small and medium businesses, posting a 27% increase over the same period of 2000 while unit shipments to education and government customers increased 11% and 3%, respectively, over the same periods of 2000.

    International net sales were 12% of total Company net sales in the second quarter of 2001. For the second quarter and first six months of 2001, Europe, Middle East and Africa ("EMEA") net sales decreased 46% and 41%, respectively, over the second quarter and first six months of 2000 while unit shipments declined 46% and 34%, respectively, over the same periods of 2000. The declines are attributable to, among other things, softening consumer demand, particularly in the United Kingdom, and the elimination by the Company of non-profitable revenue streams, including certain retail relationships in Germany, France and The Netherlands. For the second quarter and first six months of 2001, the Asia Pacific region net sales decreased 52% and 42%, respectively, over the second quarter and first six months of 2000 while unit shipments declined 36% and 26%, respectively, over the same periods of 2000. The declines for the Asia Pacific region are due primarily to declines experienced in the Japan and Australian markets, product competitiveness issues and intense price competition.

    Beyond-the-box revenue, including software and peripheral sales, internet service provider (ISP) income, financing, warranty and training revenue and other non-PC revenue, totaled $259 million or 17% of net sales for the second quarter of 2001 and $726 million or 21% of net sales for the first six months of 2001, as compared to $396 million or 18% of net sales in the second quarter of 2000 and $733 million or 16% of net sales in the first six months of 2000. Beyond-the-box revenue in the first quarter of 2001, excluding income from the consumer financing portfolio that was put up for sale was $447 million or 22% of net sales, with $326 million sold at the point of sale and $121 million sold after the point of sale compared to $144 million sold at the point of sale and $115 million sold after the point of sale in the second quarter of 2001. The decline in beyond-the-box revenue is primarily attributable to the decline in unit shipments as well as the Company's decision to discontinue certain non-profitable revenue streams mentioned above. During the first quarter of 2001, the Company modified its strategic alliance with America Online (AOL) whereby it will convert existing Gateway.net customers to the AOL-branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company will begin to participate earlier in a greater share of recurring income on new prepaid ISP subscribers rather than earning a higher fee for re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The change in the strategic alliance has resulted in the Company reporting substantially less revenue from ISP at the point of sale. The Company expects to report increased recurring revenue and gross profit in future periods as a result of this change. This change has the effect of negatively impacting average selling price, as well as the sales mix percentage of beyond-the-box revenue while favorably impacting the gross profit percentage of beyond-the-box items.

    As part of a strategic review carried out in the first quarter of the Company's direct sales policy and in response to the recent decline in consumer demand, the Company has announced it would be curtailing retail expansion plans in 2001 and closing a number of underperforming stores. The Company exited the second quarter of 2001 with 360 Gateway Country ® stores worldwide and 302 in the United States as compared to 349 stores worldwide and 287 in the United States at the end of the second quarter of 2000.

    Average selling price or ASP, which includes PC and non-PC products and services sold at the point of sale per unit, was $1,501 in the second quarter of 2001, down from $1,723 in the first quarter of 2001. This decrease is primarily the result of a combination of factors that includes the introduction of the Gateway Guarantee, the reduction of revenue from ISP at the point of sale discussed above, as well as a shift of sales mix to the Company's business segment, which generally has a lower ASP than the consumer segment. During the second quarter of 2001, the Company introduced the Gateway Guarantee, a promise to beat the price on comparably equipped national brand PCs. While the program helped increase sales conversion rates in all channels, the discounting contributed toa decline in ASP and gross profit percentage. Management expects that the pricing environment will be challenging and competitive for the balance of 2001.

    Average unit price (AUP), which is total Company net sales per unit, declined 14% to $1,626 in the second quarter of 2001, compared to the same period in 2000 and declined 12% sequentially from the first quarter of 2001 substantially for the same reasons the decline in ASP was experienced. The Company experienced an aggressive pricing environment in the first six months of 2001 triggered by a number of large competitors, which resulted in AUP declines from the levelof the prior year.

Gross Profit

    Gross profit for the second quarter and first six months of 2001 was $280 million and $477 million, respectively, decreases of 44% and 53%, respectively, from the same periods of 2000. As a percentage of net sales, gross profit for the second quarter of 2001 decreased to 18.7% from 22.6% in 2000 and decreased to 13.5% in the first six months of 2001 from 22.1% for the first six months of 2000. These declines in the six months period are due in large part to the losses experienced in the first quarter of 2001 on the Company's consumer financing portfolio. During the first quarter of 2001, the Company's financing operations experienced an increase to the provision for loan losses on finance receivables, resulting in a $75 million operating loss. In addition, while continuing to provide customer financing, the Company made the decision to sell the substantial balance of its remaining portfolio. As a result of that decision, the Company recorded an additional charge of $100 million in the first quarter of 2001 to reduce the carrying value of those receivables to their estimated net realizable value. Excluding the effects of the consumer finance portfolio, gross profit in the first quarter of 2001 and first six months of 2001 would have been $372 million and $653 million or 18.5% of net sales and 18.6% of net sales, respectively, as compared to the 18.7% in the second quarter of 2001. Excluding the effects of the consumer loan portfolio, the year-over-year comparisons of gross profit percentage are impacted primarily by the competitive pricing environment noted above. As for the sequential comparison of the second quarter of 2001 to the first quarter of 2001, the gross profit percentage was positively affected by cost declines and the reduction of revenue from ISP at the point of sale, as described above, both of which offset the discounting effect of the Gateway Guarantee. Management expects that margin pressures will continue for the balance of 2001 given anticipated weak consumer demand and competitive actions taken by the Company.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (SG&A) in the second quarter and first six months of 2001 totaled $334 million and $1.1 billion, as compared to $336 million and $668 million during the same periods of 2000. During the first quarter of 2001, the Company approved a restructuring plan which, among other things, has reduced its workforce, closed certain store locations, consolidated facilities, redefined its information technology strategy, and exited certain other activities. Pre-tax charges of $390 million in the first quarter of 2001 and $24 million in the second quarter of 2001 were recorded to SG&A to provide for these actions and other related items. See Note 10 to Consolidated Financial Statements included herein. The strategic decisions made during the first quarter of 2001 are expected to result in additional pre-tax charges of $10 million in the third quarter of 2001.

    Excluding the restructuring and other activities noted above, SG&A expense would have been $309 million or 20.6% of net sales during the second quarter of 2001 compared with $336 million or 15.2% of net sales in the second quarter of 2000 and $383 million or 18.8% of net sales in the first quarter of 2001, calculated on a consistent basis. This decline in SG&A expense, in the second quarter of 2001 as compared to the first quarter of 2001, is the result of a combination of the restructuring decisions made in the first quarter of 2001 and variable cost declines associated with lower sales volume, as well as other cost reduction efforts.

    In July 2001, the Company announced that it is dramatically accelerating the implementation of its strategy that involves transforming the Company from a traditional manufacturer of PCs to a leading provider of personalized technology solutions by better leveraging Gateway's existing retail footprint, its powerful brand and its beyond-the-box solutions leadership. This acceleration will start immediately with the consolidation of the Company's U.S. Consumer and Business operating units into one U.S. Markets organization and the formation of a new Solutions Group. In addition, the Company announced a new go-to-market model that is based on a structure the Company piloted in five U.S. markets during the second quarter of 2001. As part of this shift, Gateway will turn its U.S. retail locations into local technology resource centers, serving as hubs for cross-functional sales, service and marketing teams that will provide customers with unparalleled personalization and local service and support. It is estimated that the costs associated with implementing this consolidation and restructuring would range from $15 to $20 million and will be accrued for in the third quarter of 2001 as a special charge, in addition to the special charges relating to restructuring decisions announced in the first quarter of 2001. Management expects that these actions, as well as the restructuring activities discussed above, will decrease SG&A expenses below levels that would otherwise have been experienced in future periods.

    As part of its effort to align the Company and its cost structure against this accelerated strategic shift, the Company is considering additional measures that could result in a significant restructuring of its worldwide operations and administrative functions.

Operating Income (Loss)

    Operating loss for the second quarter and six months ended June 30, 2001 was $53 million and $629 million, respectively, compared to operating income of $164 million and $350 million, respectively, for the same periods in 2000. The operating loss for the first six months of 2001 resulted principally from the restructuring and other special charges and the loss from the consumer financing operations noted above. Excluding the restructuring and other special charges described above, the Company had an operating loss of approximately $29 million in the second quarter of 2001 compared to operating income of $164 million in the second quarter of 2000.

    The consumer segment had operating income of $28 million in the second quarter of 2001 compared to $145 million in the same period of 2000 and an operating loss of $4 million in the first six months of 2001 as compared to operating income of $317 million in the first six months of 2000. Business segment operating income was $59 million in the second quarter of 2001 compared to $112 million in the same period of 2000 and $121 million in the first six months of 2001 compared to $199 million in the first six months of 2000. Internationally, the Company had an operating loss of $31 million in the second quarter of 2001 compared to operating income of $5 million in the same period of 2000 and an operating loss of $58 million in the first six months of 2001 compared to operating income of $20 million in the first six months of 2000. Non-segment operating losses for 2001 include restructuring and other special charges not allocated to the segments and totaled $109 million and $689 million in the second quarter of 2001 and first six months of 2001, compared to $99 million and $185 million, respectively, during the same periods of 2000. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

Other Income (Loss), net

    Other income (loss), net, consists primarily of income from the consumer financing portfolio held for sale, interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss), net, resulted in income of $23 million during the second quarter of 2001 and a loss of $15 million for the first six months of 2001, as compared to income of $20 million and $37 million, respectively, in the same periods of 2000. During the first quarter of 2001, the Company recorded a $43 million charge to write down the carrying value of securities and a long-term receivable associated with a strategic restructuring decision. During the second quarter of 2001, the Company recorded a $20 million write down of an investment, offset by income of $23 million associated with the consumer financing portfolio held for sale.

Pre-tax Income (Loss)

    The pre-tax loss for the second quarter and first six months of 2001 was $31 million and $645 million, respectively, compared to pre-tax income of $183 million and $387 million for the same periods of 2000. Excluding the $24 million of restructuring and other charges discussed above which are included in SG&A, the $20 million write down of an investment included in other income (loss), net, and $23 million of income associated with the consumer financing portfolio held for sale, the Company's pre-tax loss would have been $9 million in the second quarter of 2001 as compared to $6 million in the first quarter of 2001, calculated on a consistent basis.

Income Taxes

    The Company recorded a tax benefit of $10 million or 32% for the second quarter of 2001 and a tax benefit of $145 million or 22% for the first six months of 2001. This tax benefit for the first six months of 2001 is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain tax carryover items principally related to the Company's foreign operations. The change in the valuation allowance was the result of management's assessment that the realization of these carryover items was no longer more likely than not based on the Company's international restructuring activities. The estimated effective tax rate for the year is 22%, including the items discussed above, with the balance of the year estimated at 32%. Excluding these items, the effective tax rate for the year 2001 would have been 32% compared to 38% for 2000. This lower effective tax rate is principally the result of not recording any tax benefits associated with current year foreign operating losses.

Liquidity and Capital Resources

    The following table presents selected financial statistics and information for the periods indicated:

	Three Months Ended June 30,
	2001	2000
	(dollars in thousands)
Cash and marketable securities	$1,028,573	$938,949
Days of sales in accounts receivable	26	21
Days inventory on hand	13	15
Days in accounts payable	41	39
Cash conversion cycle	(2)	(3)

    At June 30, 2001, the Company had cash and cash equivalents of $786 million and marketable securities of $242 million. The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. As of June 30, 2001, the revolving line of credit facility had no amounts outstanding. As a result of the Company's restructuring and other charges discussed more fully in Note 10, the Company was not in compliance with a certain financial convenant of the credit facility during the second quarter for a period of time. The Company has obtained an appropriate amendment of this covenant. Management believes the Company's current sources of working capital, including amounts available under existing credit facilities, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

    The Company used $123 million in cash from operations during the six months of 2001, including $194 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include a decrease in inventory levels of $151 million and accounts receivable of $94 million, offset by a decrease in accounts payable and other accrued liabilities of $333 million. The Company used approximately $139 million for the acquisition of new facilities, information systems and equipment and $112 million to purchase marketable securities, net of proceeds. The Company generated $503 million from proceeds from the sale of finance receivables and used $28 million in originating finance receivables, net of repayments while the Company received $200 million in connection with the investment agreement with AOL, for which the Company issued AOL a convertible senior note as a part of the second of three planned closings. The Company also expects to sell most of the remaining consumer finance receivables portfolio during the third quarter of 2001 and generate cash as a result of such sale. Management has made the decision to discontinue providing consumer financing to potential customers with lesser quality credit.

    As a result of the restructuring plan described in the Note 10 to the accompanying Consolidated Financial Statements, the Company expects future cash outlays of $53 million primarily for discontinuing certain retail operation and international restructuring. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of the restructuring plan is anticipated to be substantially complete by the end of the third quarter of 2001.

    As more fully described above under the discussion of SG&A, in July 2001 the Company announced a consolidation and restructuring that will create its U.S. Markets and Solutions Groups. It is estimated that the cost of implementing these actions will range from $15 to $20 million and any such cash related expenditures will be funded from existing cash balances and internally generated cash flows.

Factors That May Affect Future Results

    Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: competitive market conditions; the ability to transform the Company to a technology solutions provider and restructure its operations and cost structure; risks of acquisitions, joint ventures and strategic alliances; component supply shortages; short product cycles; access to new technology; infrastructure requirements; risks of international operations; foreign currency fluctuations; ability to grow in e-commerce business; risks of minority investments; risks of finance receivables; increased inventory costs; changes in customer, product or geographic sales mix; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other filings with the Securities and Exchange Commission.

    The Company has experienced, and may continue to experience, problems with respect to the size of its workforce and production facilities and the adequacy of its management information and other systems, purchasing and inventory controls, and the forecasting of component part needs. These problems can result in high backlog of product orders, delays in customer support response times and increased expense levels.

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

    During the first quarter of 2001, management announced a number of strategic decisions and restructuring activities that curtailed or modified certain existing activities with a resulting decrease in revenue related to such activities. There can be no assurance that the Company will be able to offset this reduction in its revenue with increased revenue from other business activities and that accordingly, there will not be an impact on results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There has not been a material change in the Company's exposure to foreign currency risks since December 31, 2000.

II. OTHER INFORMATION

Item 1. Legal Proceedings

    See Note 9 to the unaudited condensed consolidated financial statements which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit No.	Description of Exhibits
10.10	Gateway, Inc. Management Incentive Plan, as amended (filed herewith)
(b)
Reports on Form 8-K:

    No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.
Date: July 23, 2001	By:	/s/ JOSEPH BURKE Joseph Burke Senior Vice President and Chief Financial Officer (authorized officer and principal financial officer)
	By	/s/ JEFFREY A. PACE Jeffrey A. Pace Vice President and Controller (chief accounting officer)

INDEX TO EXHIBITS

Exhibit No.
10.10	Gateway, Inc. Management Incentive Plan, as amended (filed herewith)

QuickLinks

CONSOLIDATED STATEMENTS OF OPERATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS