Form 10-Q
period 2001-09-30
GATEWAY INC
filed 2001-11-01
CIK 895812

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number  0-22784

GATEWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1249184 (I.R.S. Employer Identification No.)

14303 Gateway Place
Poway, California 92064
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (858) 848-3401

4545 Towne Centre Court, San Diego CA 92121
(Former address)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 24, 2001, there were 323,962,291 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of October 24, 2001, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

Gateway, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$1,409,759	$2,548,290	$4,944,144	$7,154,257
Cost of goods sold	1,289,699	1,969,593	4,346,673	5,557,687

Gross profit	120,060	578,697	597,471	1,596,570
Selling, general, and administrative expenses	675,311	392,005	1,782,117	1,060,025

Operating income (loss)	(555,251)	186,692	(1,184,646)	536,545
Other income (loss), net	(98,412)	17,703	(113,755)	54,935

Income (loss) before income taxes and cumulative effect of change in accounting principle	(653,663)	204,395	(1,298,401)	591,480
Provision (benefit) for income taxes	(134,001)	72,557	(278,900)	209,973

Net income (loss) before cumulative effect of change in accounting principle	(519,662)	131,838	(1,019,501)	381,507

Cumulative effect of change in accounting principle, net of tax	—	—	(23,851)	(11,851)

Net income (loss)	$(519,662)	$131,838	$(1,043,352)	$369,656

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.61)	$0.41	$(3.16)	$1.19

Diluted	$(1.61)	$0.40	$(3.16)	$1.15

Net income (loss) per share:
Basic	$(1.61)	$0.41	$(3.23)	$1.15

Diluted	$(1.61)	$0.40	$(3.23)	$1.11

Weighted average shares outstanding:
Basic	323,296	322,408	323,061	321,221

Diluted	323,296	333,681	323,061	332,348

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

(in thousands, except per share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$553,349	$483,997
Marketable securities	382,463	130,073
Accounts receivable, net	322,702	544,755
Inventory	126,412	315,069
Other	398,070	793,166

Total current assets	1,782,996	2,267,060
Property, plant and equipment, net	635,355	897,414
Intangibles, net	39,866	165,914
Other assets	545,746	822,156

	$3,003,963	$4,152,544

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$453,924	$785,345
Accrued liabilities	666,590	556,323
Accrued royalties	114,829	138,446
Other current liabilities	128,954	150,920

Total current liabilities	1,364,297	1,631,034
Long-term obligations, net of current maturities	201,261	2,548
Warranty and other liabilities	96,963	138,623

Total liabilities	1,662,521	1,772,205

Contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 323,962 shares and 323,955 shares issued in 2001 and 2000, respectively	3,240	3,239
Additional paid-in capital	732,859	741,646
Treasury stock, at cost, 552 shares in 2000	—	(21,948)
Retained earnings	606,983	1,650,335
Accumulated other comprehensive income (loss)	(1,640)	7,067

Total stockholders' equity	1,341,442	2,380,339

	$3,003,963	$4,152,544

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(1,043,352)	$369,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	158,491	141,109
Provision for uncollectible accounts receivable	20,125	15,087
Deferred income taxes	(299,060)	(6,517)
Cumulative effect of change in accounting principle	23,851	—
Impairment of long lived assets	417,453	—
Loss on investments	186,745	—
Other, net	(82)	(4,400)
Changes in operating assets and liabilities:
Accounts receivable	201,928	98,103
Inventory	188,657	(136,895)
Other assets	198,885	(78,537)
Accounts payable	(330,576)	9,563
Accrued liabilities	110,263	(88,663)
Accrued royalties	(23,616)	(20,800)
Other liabilities	(70,114)	129,298

Net cash provided by (used in) operating activities	(260,402)	427,004

Cash flows from investing activities:
Capital expenditures	(167,218)	(236,591)
Investment in unconsolidated affiliates	—	(246,900)
(Purchases) sales of available-for-sale securities, net	(252,390)	76,186
Proceeds from sale of financing receivables	569,579	54,090
Financing receivables, net of repayments	(27,048)	(330,618)
Purchase of note receivable	—	(62,500)
Other, net	(1,120)	1,539

Net cash provided by (used in) investing activities	121,803	(744,794)

Cash flows from financing activities:
Share repurchases	—	(37,045)
Proceeds from issuance of long-term obligations, net of payments	196,016	(5,685)
Stock options exercised	9,043	78,632
Proceeds from issuance of stock	—	1,775

Net cash provided by financing activities	205,059	37,677
Foreign exchange effect on cash and cash equivalents	2,892	2,457

Net increase (decrease) in cash and cash equivalents	69,352	(277,656)
Cash and cash equivalents, beginning of period	483,997	1,127,654

Cash and cash equivalents, end of period	$553,349	$849,998

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(unaudited)

1.  General:

    The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period financial statements to conform to current periods' presentation. These reclassifications had no impact on previously reported net income or stockholders' equity. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  Comprehensive Income (Loss):

    Comprehensive income (loss) for the Company includes net income (loss), foreign currency translation effects, and unrealized gains or losses on derivatives qualifying as hedges and available-for-sale securities which are charged or credited to the accumulated other comprehensive income (loss) account within stockholders' equity.

    Comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2000 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Comprehensive income (loss):
Net income (loss)	$(519,662)	$131,838	$(1,043,352)	$369,656
Foreign currency translation	(1,080)	2,252	(4,249)	1,747
Unrealized gain on derivatives qualifying as hedges	—	—	18	—
Unrealized loss on available-for-sale securities	(269)	(1,962)	(4,476)	(8,027)

	$(521,011)	$132,128	$(1,052,059)	$363,376

3.  Share and Per Share Information:

    Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months and nine months ended September 30, 2001 excludes 930,501 and 1,300,205, respectively, weighted average incremental shares related to employee common stock options and non-employee warrants. These shares are excluded as their effect is anti-dilutive on net loss per share.

    The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Weighted average shares for basic earnings per share	323,296	322,408	323,061	321,221
Dilutive effect of stock options	—	11,273	—	11,127

Weighted average shares for diluted earnings per share	323,296	333,681	323,061	332,348

4.  Changes in Accounting Principles:

    In the first quarter of 2001, the Company adopted Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under FAS 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. Changes in fair values are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs.

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

5.  Financing Receivables:

    In February 2001, the Company sold approximately $500 million of financing receivables to a third party at book value with no recourse. Subsequently, management decided that, while it will continue to offer customer financing, it discontinued providing customer financing to lesser quality credits. In March 2001, management made the further decision to sell the substantial balance of its remaining financing receivables portfolio consisting of such lesser quality credits. As a result of this decision, in the first quarter the Company recorded an additional charge of $100 million, included in cost of goods sold, to reduce the carrying value of these receivables to their estimated net realizable value. In the second quarter of 2001, the Company recorded $23 million of income, included in other income (loss), net, related to the financing receivables held for sale. In the third quarter of 2001, the Company sold this portfolio for an amount greater than its book value and recorded an $11 million gain, which is included in other income (loss), net.

6.  Selected Balance Sheet Information (in thousands):

	September 30, 2001	December 31, 2000
		(audited)
Accounts receivable, net:
Accounts receivable	$356,632	$557,479
Less allowance for uncollectible accounts	(33,930)	(12,724)

	$322,702	$544,755

Inventory:
Components and subassemblies	$117,556	$252,085
Finished goods	8,856	62,984

	$126,412	$315,069

Other assets:
Financing receivables, net of allowance for losses	$7,781	$701,659
Investments in unconsolidated entities	163,987	339,143
Deferred and refundable income taxes	561,712	327,746
Other	210,336	246,774

	$943,816	$1,615,322
Less other current assets	(398,070)	(793,166)

	$545,746	$822,156

7.  Long-term Obligations:

    On February 2, 2001, in connection with its strategic relationship with America Online, Inc. (AOL), the Company issued AOL a $200 million, 3% convertible note due December 22, 2020 at an initial conversion price of $33.676 per share which includes a premium. AOL may require the Company to purchase the note (at the par value plus accrued interest to date of purchase) on December 22, 2004, 2009, or 2014, payable in stock or cash, at the option of the Company. The Company, at its option, may redeem the note (at par value plus accrued interest to date of redemption) for cash any time on or after December 22, 2004.

    The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. As of September 30, 2001, the revolving line of credit facility had no amounts outstanding. The Company has not previously had any loans outstanding under this credit facility. Borrowings under the credit facility are available subject to compliance with certain covenants. As a result of the Company's restructuring and other charges in the first quarter of 2001 discussed more fully in Note 10, the Company was not in compliance with a certain financial covenant of the credit facility during the second quarter for a period of time. The Company has obtained amendments of the financial covenants under the credit facility resulting in compliance with the financial covenants for the second and third quarters of 2001. The Company does not have any current plans to utilize borrowings under the credit facility.

8.  Income Taxes:

    The Company recorded a tax benefit of $134 million or 20.5% for the third quarter of 2001 and a tax benefit of $279 million or 21.5% for the first nine months of 2001. This tax benefit for the first nine months of 2001 is net of a tax assessment in a foreign subsidiary, and an increase in the deferred tax valuation allowance for certain of the restructuring and other special charges, losses related to the Company's foreign operations and unrealized capital losses associated with the investment impairments.

The estimated effective tax rate for the year ending December 31, 2001 is 21%, including the items discussed above, with the balance of the year estimated at 37%. Excluding these items, the effective tax rate for the year 2001 would have been 32% compared to 38% for 2000.

9.  Contingencies:

    On December 7, 2000, James Burton ("Burton") filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between April 14, 2000 and February 28, 2001 (the "class period"). The Complaints seek damages and attorneys' fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." On April 23, 2001, plaintiffs' counsel filed a Revised Motion to Appoint Perry Capital and Teachers' Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs' Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. The motion is scheduled for hearing on January 14, 2002.

    On March 27, 2001, Bruce Eubank ("Eubank") filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway's former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney's fees. On May 15, 2001, Jacob Scheinhartz ("Scheinhartz") filed a similar derivative suit in the United States District Court for the Southern District of California. The Company has filed motions seeking dismissal of the Eubank lawsuit. Both of these derivative lawsuits have been voluntarily stayed pending motions to dismiss the consolidated federal class actions.

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

10. Restructuring and Other Special Charges:

    During the first and third quarters of 2001, the Company approved restructuring plans to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. Pre-tax charges of $390 million (including non-cash charges of $283 million), $24 million (including non-cash charges of $19 million) and $462 million (including non-cash charges of $232 million) were recorded in the first, second and third quarters of 2001, respectively, to provide for these actions and other related items. The charges are included in cost of goods sold, selling, general and administrative expenses and other income (loss), net.

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

    The accrued restructuring costs and amounts charged against the provision as of September 30, 2001 and total charges recorded during the third quarter of 2001 were as follows (in millions):

	Exit Activities
	Accrued at June 30, 2001	Additions	Paid	Accrued at September 30, 2001	Asset Write-downs	Additional Depreciation Expense	Total Charges
Productivity Initiatives	$3	$26	$6	$23	$2	$—	$28
Facilities/Capital Assets	1	14	—	15	82	3	99
Operating Assets	20	3	9	14	2	—	5
International Restructuring	14	177	31	160	131	1	309
Other	15	10	6	19	11	—	21

Total	$53	$230	$52	$231	$228	$4	$462

The nature of the charges is as follows:

  •
  Productivity Initiatives—The Company recorded a $39 million and a $28 million charge in the first and third quarters of 2001, respectively, related to severance benefits to terminated employees in the United States and Canada. The Company terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,300 employees related to retail store closings, 550 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel. The Company terminated approximately 2,600 employees in the United States during the quarter ended September 30, 2001, including approximately 600 manufacturing employees, 700 call center employees, 600 employees primarily related to sales and customer service, 400 employees related to retail store closings and 300 other administrative personnel.

  •
  Facilities/Capital Assets—During the first quarter, the Company recorded an $83 million charge related to the abandonment of certain capital assets, including $74 million primarily related to the abandonment of certain information technology projects in the United States. The Company accrued approximately $4 million principally related to future lease commitments, as a result of consolidating certain of the Company's facilities. The Company recorded an additional charge of $4 million in the second quarter of 2001, primarily related to the abandonment of certain information technology projects in the United States. During the third quarter, the Company recorded a $99 million charge related to the abandonment of certain capital assets, including $65 million primarily related to the abandonment of certain information technology projects in the United States. The Company accrued approximately $14 million principally related to future lease commitments and other costs, as a result of consolidation and closure of certain of the Company's facilities. The Company also reduced its estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $5 million of depreciation expense in each of the first and second quarters of 2001 and $3 million in the third quarter of 2001.

  •
  Operating Assets—During the first and third quarters, the Company recorded a charge of $75 million and $5 million, respectively, related to the closing of 33 stores in the U.S. and 11 stores in Canada and the decision to exit all of its store-within-a-store locations. In connection with these store closings, the Company accrued approximately $27 million and $3 million in the first and third quarters, respectively, in exit costs related to future lease commitments, net of expected sublease rentals. The Company recorded $42 million and $2 million in the first and third quarters, respectively, for impairment of store assets that were abandoned during the first and third quarters of 2001. The Company also reduced its estimate of the useful lives of assets related to stores that had not yet been closed and recorded an additional $6 million of depreciation expense in each of the first and second quarters of 2001.

  •
  International Restructuring—During the first quarter, the Company recorded a charge of $38 million related to its international restructuring activities, including $7 million for lease commitments associated with the closing of 27 stores, $14 million for impairment of assets at closed facilities, $13 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. In the second quarter of 2001, the Company recorded additional charges of $2 million for impairment of assets at closed facilities and $5 million in additional severance. The Company also reduced its estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $2 million of depreciation expense in each of the first and second quarters of 2001 and $1 million in the third quarter of 2001. During the third quarter of 2001, the Company made the decision to exit substantially all of its company-owned international operations. As a result, the Company recorded a charge of $309 million during the third quarter of 2001. The charge included $131 million for impairment of assets, $75 million associated with the settlement of certain contractual obligations, $70 million related to severance for 1,300 employees in Europe and 1,500 employees in Asia Pacific, $19 million for lease commitments and $13 million related to other exit costs.

  •
  Impairment of goodwill and related intangibles—In late March 2001, the Company decided to abandon the business and technology related to the acquisition of NECX Direct LLC. As a result of this decision, the Company's revised estimate of future cash flows associated with this business was significantly reduced, resulting in a $140 million impairment charge in the first quarter of 2001.

  •
  Other—Other exit activities charged in the first quarter totaled $15 million and related to the settlement of certain contractual obligations. In the third quarter of 2001, the Company recorded a charge of $10 million related to the settlement of certain contractual obligations and $11 million for impairment of assets.

    During the first quarter of 2001, the Company recorded total restructuring and other special charges of $533 million. Included in this amount is the $390 million described above, a charge to other income (loss), net, of $43 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision and, as described in Note 5, a $100 million charge to reduce the carrying value of the Company's consumer financing receivables. During the second quarter of 2001, the Company recorded total restructuring and other special charges of $44 million. Included in this amount is $24 million described above, and a charge of $20 million included in other income (loss), net, to record the write down of the carrying value of an investment. During the third quarter of 2001, the Company recorded total restructuring and other special charges of $571 million. Included in this amount is the $462 million described above and a charge to other income (loss), net, of $120 million relating to management's determination that a number of the Company's investments were impaired on an other-than-temporary basis, which was partially offset by an $11 million gain on the sale of the Company's consumer financing receivables portfolio, as described in Note 5.

11. Segment Data:

    The Company's segments are based on geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific. During the third quarter of 2001, the Company exited substantially all of its company-owned international operations. Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the quarter and nine months ended September 30, 2001, includes restructuring and other special charges discussed in Note 10. Certain non-segment amounts for prior periods have been reclassified to conform with current year presentation.

    The following table sets forth summary information by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Sales:
United States:
Consumer	$680,120	$1,441,496	$2,441,308	$3,926,774
Business	622,949	797,406	1,951,502	2,149,815
Non-segment	—	1,346	—	5,323

	1,303,069	2,240,248	4,392,810	6,081,912
EMEA	41,926	130,104	229,027	449,568
Asia Pacific	64,764	177,938	322,307	622,777

Consolidated	$1,409,759	$2,548,290	$4,944,144	$7,154,257

Operating income (loss):
United States:
Consumer	$(1,167)	$189,221	$(5,300)	$506,093
Business	41,354	100,410	162,421	298,955

	40,187	289,631	157,121	805,048
EMEA	(16,576)	(10,141)	(53,493)	(13,423)
Asia Pacific	(16,727)	(6,948)	(37,548)	16,131
Non-segment	(562,135)	(85,850)	(1,250,726)	(271,211)

Consolidated	$(555,251)	$186,692	$(1,184,646)	$536,545

12. New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 may have on its results of operations and financial position.

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

Results of Operations

    The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and certain of such data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Net sales	$1,409,759	$2,548,290	$4,944,144	$7,154,257
Gross profit	120,060	578,697	597,471	1,596,570
Percentage of net sales	8.5%	22.7%	12.1%	22.3%
Selling, general and administrative expenses	675,311	392,005	1,782,117	1,060,025
Percentage of net sales	47.9%	15.4%	36.0%	14.8%
Operating income (loss)	(555,251)	186,692	(1,184,646)	536,545
Percentage of net sales	(39.4)%	7.3%	(24.0)%	7.5%
Net income (loss) before cumulative effect of change in accounting principle	$(519,662)	$131,838	$(1,019,501)	$381,507

Net Sales

    Gateway consolidated net sales decreased to $1.4 billion and $4.9 billion in the third quarter and first nine months of 2001, respectively, representing decreases of 45% and 31%, respectively, over the comparable periods of 2000. In the third quarter and first nine months of 2001, unit shipments decreased over the comparable periods of 2000 by 33% and 22%, respectively.

    The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Sales:
United States:
Consumer	$680,120	$1,441,496	$2,441,308	$3,926,774
Business	622,949	797,406	1,951,502	2,149,815
Non-segment	—	1,346	—	5,323

	1,303,069	2,240,248	4,392,810	6,081,912
EMEA	41,926	130,104	229,027	449,568
Asia Pacific	64,764	177,938	322,307	622,777

Consolidated	$1,409,759	$2,548,290	$4,944,144	$7,154,257

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

    In the United States, consumer net sales declined 53% and 38% during the third quarter and first nine months of 2001 while unit shipments declined 39% and 32%, respectively, over the same periods of 2000. The Company continued to experience a decline in consumer demand for PC and PC related products and services in the first nine months of 2001, which is a continuing trend from the last quarter of 2000. In addition, the Company experienced a significant reduction in demand immediately following the events of September 11, 2001, which had an adverse impact on net sales for the third quarter of 2001. Excluding the impact of the strategic actions mentioned above, consumer net sales declined approximately 41% and 27%, respectively, during the third quarter and first nine months of 2001 over the same periods of 2000. Management expects that the weak consumer demand will continue through at least the remainder of 2001. In the business segment in the United States net sales declined by 22% and 9% during the third quarter and first nine months of 2001, respectively, over the same periods of 2000 while unit shipments decreased by 12% over the third quarter of 2000 and increased 4% over the first nine months of 2000. The business segment experienced continued growth during the third quarter of 2001 in unit shipments to small and medium businesses, posting a 9% increase over the same period of 2000 while unit shipments to education customers increased 3% over the same period of 2000.

    During the third quarter of 2001, the Company announced its decision to exit substantially all of its company-owned international operations. International net sales were 8% of total Company net sales in the third quarter of 2001.

    Beyond-the-box revenue, including software and peripheral sales, internet service provider (ISP) income, financing, warranty and training revenue and other non-PC revenue, totaled $242 million or 17% of net sales for the third quarter of 2001 and $968 million or 20% of net sales for the first nine months of 2001, as compared to $539 million or 21% of net sales in the third quarter of 2000 and $1.3 billion or 18% of net sales in the first nine months of 2000. In the third quarter of 2001, $140 million of beyond-the-box revenue was sold at the point of sale and $102 million was sold after the point of sale. The decline in beyond-the-box revenue on a year over year basis is primarily attributable to the decline in unit shipments as well as the Company's decision to discontinue certain non-profitable revenue streams mentioned above. During the first quarter of 2001, the Company modified its strategic alliance with America Online (AOL) whereby it will convert existing Gateway.net customers to the AOL branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company will begin to participate earlier in a greater share of recurring income on new prepaid ISP subscribers rather than earning a higher fee for re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The change in the strategic alliance has resulted in the Company reporting substantially less revenue from ISP at the point of sale. The Company expects to report increased recurring revenue and gross profit in future periods as a result of this change. This change has the effect of negatively impacting average selling price, as well as the sales mix percentage of beyond-the-box revenue while favorably impacting the gross profit percentage of beyond-the-box items.

    As part of the strategic reviews carried out in the first and third quarters of the Company's direct sales policy and in response to the recent decline in consumer demand, the Company has announced it would be curtailing retail expansion plans in 2001 and closing a number of under performing stores, including all of its international retail locations. The Company exited the third quarter of 2001 with 296 Gateway Country® stores in the United States as compared to 311 stores in the United States and 384 worldwide at the end of the third quarter of 2000.

    Average selling price or ASP, which includes PC and non-PC products and services sold at the point of sale per unit, was $1,460 in the third quarter of 2001, down from $1,501 in the second quarter of 2001. This decrease is significantly better than historical declines experienced by the Company which is due, in large part, to a higher sales mix of portables which tend to have higher ASPs.

    Average unit price (AUP), which is total Company net sales per unit, declined 19% to $1,574 in the third quarter of 2001 compared to the same period in 2000 and declined 3% sequentially from the second quarter of 2001 substantially for the same reasons the decline in ASP was experienced. The Company experienced an aggressive pricing environment in the first nine months of 2001 triggered by a number of large competitors, which resulted in AUP declines from the level of the prior year. Management expects that the pricing environment will continue to be challenging and competitive for the balance of 2001.

Gross Profit

    Gross profit for the third quarter and first nine months of 2001 was $120 million and $597 million, respectively, decreases of 79% and 63%, respectively, from the same periods of 2000. As a percentage of net sales, gross profit for the third quarter of 2001 decreased to 8.5% from 22.7% in 2000 and decreased to 12.1% in the first nine months of 2001 from 22.3% for the first nine months of 2000. These declines in the nine month period are due in large part to the losses experienced in the first quarter of 2001 on the Company's consumer financing portfolio and the costs associated with restructuring decisions during the third quarter of 2001 which included, among other things, the exit of company-owned international operations and the closure and consolidation of manufacturing facilities. During the first quarter of 2001, the Company's consumer financing operations experienced an increase to the provision for loan losses on financing receivables, resulting in a $75 million operating loss. In addition, while continuing to provide customer financing, the Company made the decision to sell the substantial balance of its remaining portfolio. As a result of that decision, the Company recorded an additional charge of $100 million in the first quarter of 2001 to reduce the carrying value of those receivables to their estimated net realizable value. Excluding the effects of the consumer financing portfolio and the restructuring costs, gross profit in the third quarter of 2001 and first nine months of 2001 would have been $236 million and $889 million or 16.8% of net sales and 18.0% of net sales, respectively, as compared to the 22.7% and 22.3% in the third quarter and first nine months of 2000, respectively. Excluding the effects of the consumer financing portfolio and restructuring costs, the year over year comparisons of gross profit percentage are impacted primarily by the competitive pricing environment noted above, the decision to accelerate the sale of international inventory, product line transition costs in connection with the Company's move to a more simplified hardware product line, as well as additional costs associated with the consolidation and closure of three manufacturing facilities.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (SG&A) in the third quarter and first nine months of 2001 totaled $675 million and $1.8 billion, respectively, as compared to $392 million and $1.1 billion during the same periods of 2000. During the first and third quarters of 2001, the Company approved restructuring plans which, among other things, have lead to the closure of substantially all of its company-owned international operations, reduced its workforce, closed certain store locations, consolidated facilities, redefined its information technology strategy, and exited certain other activities. Pre-tax charges of $390 million, $24 million and $345 million in the first, second and third quarters of 2001, respectively, were recorded to SG&A to provide for these actions and other related items. See Note 10 to Consolidated Financial Statements included herein.

    Excluding the restructuring and other activities noted above, SG&A expense would have been $330 million or 23.4% of net sales during the third quarter of 2001 compared with $392 million or 15.4% of net sales in the third quarter of 2000 and $1.02 billion or 20.7% of net sales in the first nine months of 2001 compared to $1.06 billion or 14.8% of net sales in the same period of 2000. This decline in SG&A expense, in the third quarter of 2001 compared to the third quarter of 2000 is the result of a combination of the restructuring decisions made in the first and third quarters of 2001 and variable cost declines associated with lower sales volume, as well as other cost reduction efforts. The increases in SG&A, as a percentage of net sales, and in dollars sequentially, are due, in part, to the de-leveraging of expenses during the time frame of significant revenue reductions as described above, and to incremental costs resulting from the execution of the Company's restructuring plans in the third quarter of 2001.

    In July 2001, the Company announced that it is dramatically accelerating the implementation of its strategy that involves transforming the Company from a traditional manufacturer of PCs to a leading provider of personalized technology solutions by better leveraging Gateway's existing retail footprint, its powerful brand and its beyond-the-box solutions leadership. This acceleration consolidated the Company's U.S. Consumer and Business operating units into one U.S. Markets organization and included the formation of a new Solutions Group. In addition, the Company announced a new go-to-market model that is based on a structure the Company piloted in five U.S. markets during the second quarter of 2001. As part of this shift, Gateway will turn its U.S. retail locations into local technology resource centers, serving as hubs for cross-functional sales, service and marketing teams that will provide customers with unparalleled personalization and local service and support. In August 2001, the Company announced plans to further align its operations and cost structure with this strategy. These plans included, among other things, the consolidation and closure of manufacturing and call center operations in the United States and the closure of substantially all of its company-owned international operations. Management expects that these actions, as well as the restructuring activities discussed above, will decrease SG&A expenses below levels that would otherwise have been experienced in future periods.

Operating Income (Loss)

    Operating loss for the third quarter and nine months ended September 30, 2001 was $555 million and $1.2 billion, respectively, compared to operating income of $187 million and $537 million, respectively, for the same periods in 2000. The operating loss for the first nine months of 2001 resulted principally from the restructuring and other special charges and the loss from the consumer financing operations noted above. Excluding the restructuring and other special charges described above, the Company had an operating loss of approximately $94 million in the third quarter of 2001 compared to operating income of $187 million in the third quarter of 2000. The operating loss experienced in the third quarter resulted, in part, from the significant reduction in demand after the tragic events of September 11, 2001, and the larger than expected operating loss associated with the withdrawal from company-owned international operations.

    The consumer segment had an operating loss of $1 million in the third quarter of 2001 compared to operating income of $189 million in the same period of 2000 and an operating loss of $5 million in the first nine months of 2001 as compared to operating income of $506 million in the first nine months of 2000. Business segment operating income was $41 million in the third quarter of 2001 compared to $100 million in the same period of 2000 and $162 million in the first nine months of 2001 compared to $299 million in the first nine months of 2000. Internationally, the Company had an operating loss of $33 million in the third quarter of 2001 compared to $17 million in the same period of 2000 and an operating loss of $91 million in the first nine months of 2001 compared to operating income of $3 million in the first nine months of 2000. Operating income for the segments includes SG&A expenses directly attributable to the segment. Non-segment operating losses for 2001 include restructuring and other special charges not allocated to the segments and totaled $562 million and $1.3 billion in the third quarter and first nine months of 2001, respectively, compared to $86 million and $271 million, respectively, during the same periods of 2000. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

Other Income (Loss), net

    Other income (loss), net, consists primarily of income from the consumer financing portfolio held for sale, interest income and expense, gains and losses from the sale of investments, charges for other-than-temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss), net, resulted in a loss of $98 million and $114 million during the third quarter and first nine months of 2001, respectively, as compared to income of $18 million and $55 million, respectively, in the same periods of 2000. During the third quarter of 2001, the Company recorded a $120 million charge to write down the carrying value of the Company's investments, partially offset by an $11 million gain on the sale of the consumer financing portfolio. During the first nine months of 2001, the Company recorded charges of $184 million to write down the carrying value of the Company's investments and a long-term receivable associated with a strategic restructuring decision, offset by income of $34 million associated with the consumer financing portfolio which was sold in the third quarter.

Pre-tax Income (Loss)

    The pre-tax loss for the third quarter and first nine months of 2001 was $654 million and $1.3 billion, respectively, compared to pre-tax income of $204 million and $591 million for the same periods of 2000, respectively. Excluding the impact of the restructuring and other special charges discussed above the Company's pre-tax loss would have been $83 million and $98 million in the third quarter and first nine months of 2001.

Income Taxes

    The Company recorded a tax benefit of $134 million or 20.5% for the third quarter of 2001 and a tax benefit of $279 million or 21.5% for the first nine months of 2001. This tax benefit for the first nine months of 2001 is net of a tax assessment in a foreign subsidiary, and an increase in the deferred tax valuation allowance for certain of the restructuring and other special charges, losses related to the Company's foreign operations and unrealized capital losses associated with the investment impairments. The estimated effective tax rate for the year ending December 31, 2001 is 21%, including the items discussed above, with the balance of the year estimated at 37%. Excluding these items, the effective tax rate for the year 2001 would have been 32% compared to 38% for 2000.

Liquidity and Capital Resources

    The following table presents selected financial statistics and information for the periods indicated:

	Three Months Ended September 30,
	2001	2000
	(dollars in thousands)
Cash and marketable securities	$935,812	$982,872
Days of sales in accounts receivable	21	19
Days inventory on hand	10	15
Days in accounts payable	32	42
Cash conversion cycle	(1)	(8)

    At September 30, 2001, the Company had cash and cash equivalents of $553 million and marketable securities of $382 million. The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit. As of September 30, 2001, the revolving line of credit facility had no amounts outstanding. The Company has not previously had any loans outstanding under this credit facility. Borrowings under the credit facility are available subject to compliance with certain covenants. As a result of the Company's restructuring and other charges in the first quarter of 2001 discussed more fully in Note 10, the Company was not in compliance with a certain financial covenant of the credit facility during the second quarter for a period of time. The Company has obtained amendments of the financial covenants under the credit facility resulting in compliance with the financial covenants for the second and third quarters of 2001. The Company does not have any current plans to utilize borrowings under the credit facility.

    The Company used $260 million in cash from operations during the nine months of 2001, including $536 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include a decrease in inventory levels of $189 million and accounts receivable of $202 million, offset by a decrease in accounts payable and other accrued liabilities of $314 million. The Company used approximately $167 million for the acquisition of new facilities, information systems and equipment and $252 million to purchase marketable securities, net of proceeds. The Company generated $570 million from proceeds from the sale of financing receivables and used $27 million in originating financing receivables, net of repayments while the Company received $200 million in connection with the investment agreement with AOL, for which the Company issued AOL a convertible senior note as a part of the second of three planned closings.

    The third and final funding of AOL's investment agreement is scheduled to occur in late December 2001. The investment agreement provides for the issuance of $400 million of convertible preferred stock, bearing a dividend. The preferred stock is automatically converted into common stock of the Company at the third anniversary of issuance at a sliding scale premium to the Company's common stock price during a trading period prior to the December 2001 closing. The preferred stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances. The convertible preferred stock is on specified terms unless modified by mutual consent of the parties, and closing is subject to certain conditions.

    As a result of the restructuring plan described in the Note 10 to the accompanying Consolidated Financial Statements, the Company expects future cash outlays of approximately $230 million primarily for the exit of its international operations. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. In addition, the Company expects cash inflows totaling approximately $50 million over the next several quarters as a result of the sale of certain assets in connection with the Company's restructuring plan. Execution of the restructuring plan is anticipated to be substantially complete by the end of 2002.

    Management believes the Company's current sources of liquidity and working capital, excluding borrowings under the credit facility and the final investment by AOL, will provide adequate flexibility for the Company's financial needs for at least the next 12 months.

New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 may have on its results of operations and financial position.

Factors That May Affect Future Results

    Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: competitive market conditions; the ability to transform the Company to a technology solutions provider and restructure its operations and cost structure; risks of acquisitions, joint ventures and strategic alliances; component supply shortages; short product cycles; access to new technology; infrastructure requirements; risks relating to the shutdown of the Company's company-owned international operations, including the loss of related net sales and access to international markets; foreign currency fluctuations; ability to grow in e-commerce business; risks of minority investments; risks of finance receivables; increased inventory costs; changes in customer, product or geographic sales mix; and the risks that any expected or scheduled transactions do not occur; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other filings with the Securities and Exchange Commission.

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

    During the first and third quarters of 2001, management announced a number of strategic decisions and restructuring activities that curtailed or modified certain existing activities with a resulting decrease in net sales related to such activities. There is no assurance that the Company will be able to offset this reduction in its net sales with increased net sales from other business activities or that the Company will successfully manage its restructuring activities, and there is no assurance that the Company will be able to avoid a resulting adverse impact on results of operations.

    During the weeks following the events of September 11, 2001, the Company experienced a drop in demand across all customer segments. Terrorist acts or acts of war (whether or not declared) may cause damage or disruption to the Company, its employees, facilities, suppliers and customers that could have a material adverse effect on the Company's operations and financial results.

    The Company's results of operations during the fourth quarter are heavily dependent on consumer purchases of the Company's products during the holiday season. If consumer demand for the Company's products fails to materialize as expected during the fourth quarter holidays due to general economic conditions or other reasons, the Company's results of operations during the fourth quarter would be adversely impacted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There has not been a material change in the Company's exposure to foreign currency risks since December 31, 2000.

II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    See Note 9 to the unaudited condensed consolidated financial statements which is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    None

  (b)
  Reports on Form 8-K:

No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.
Date: November 1, 2001	By:	/s/ JOSEPH BURKE Joseph Burke Senior Vice President and Chief Financial Officer (authorized officer and principal financial officer)

	By:	/s/ JEFFREY A. PACE Jeffrey A. Pace Vice President and Controller (chief accounting officer)

QuickLinks

Gateway, Inc. Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
Gateway, Inc. Consolidated Balance Sheets September 30, 2001 and December 31, 2000 (in thousands, except per share amounts)
Gateway, Inc. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000 (in thousands) (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE