Form 10-K
period 2001-12-31
GATEWAY INC
filed 2002-02-12
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission file number 0-22784

GATEWAY, INC.

Incorporated in Delaware	I.R.S. Employer Number 42-1249184

14303 Gateway Place, Poway, CA 92064

Telephone number (858) 848-3401

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

             The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 2002 (based on the last sale price on the New York Stock Exchange as of such date) was approximately $1,130,285,771. At such date, there were 323,972,895 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of Gateway’s definitive proxy statement relating to its 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

             This Annual Report on Form 10-K, including “Business - Factors That May Affect Gateway’s Business and Future Results” set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Gateway, Inc., together with its subsidiary companies (“Gateway” or the “Company”), to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including any projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

             The forward-looking statements contained herein involve risks and uncertainties including, but not limited to, general conditions in the personal computing industry, including changes in overall demand and average unit prices, general economic conditions, competitive factors and pricing pressures, including the impact of aggressive pricing cuts by competitors and the Company’s pricing and marketing strategy; shifts from desktops to mobile computing products and information appliances and the impact of new microprocessors and operating software; the ability to transform the Company to a digital technology solutions provider and restructure its operations and cost structure; component supply shortages; short product cycles; the ability to access new technology; infrastructure requirements; risks related to the shutdown of the Company’s company-owned international operations, including the loss of related net sales and access to international markets; ability to grow in non-PC or “beyond-the-box” business; risks of minority equity investments; increased inventory costs; risks relating to new or acquired businesses, joint ventures and strategic alliances; changes in accounting rules, the impact of litigation and government regulation generally; inventory risks due to shifts in market demand; changes in product, customer or geographic sales mix; change in credit ratings and the impact of employee lay-offs and management changes. To learn more about the risks and uncertainties that the Company faces, you should read the risk factors set forth in Gateway’s Securities and Exchange Commission periodic reports and filings, including but not limited to the items discussed elsewhere in this Report. The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

Item 1.   Business

General

             Gateway is a leading direct marketer of personal computers (“PCs”) and related products and services, which are also referred to as digital technology solutions, for individuals, families, small and medium businesses, government agencies, educational institutions, and large businesses in the United States. Gateway develops, manufactures, markets, and supports a broad line of desktop and portable PCs and servers and offers diversified products and services that are “beyond-the-box,” including communications products (such as Internet access services), financing programs, peripheral products, software, services and support packages and training. In 2001, the Company streamlined its cost structure, improved product quality and customer satisfaction, strengthened its balance sheet and pursued its strategy of transforming the Company from a traditional manufacturer of PCs to a leading provider of personalized digital technology solutions by leveraging Gateway’s existing retail footprint, its brand position and its beyond-the-box products and services.

             The Company is one of the leading suppliers of PCs to the U.S. consumer market, with an estimated market share greater than 10% in 2001 based on revenue, according to International Data Corporation (IDC) quarterly statistics. Gateway’s strategy is to deliver the best value to its customers by offering quality, high-performance digital technology solutions that include PCs and other products and services employing the latest technology at competitive prices and by providing outstanding service and support along with quality Internet access. Internet users can access information about Gateway and its products and services at http://www.gateway.com.

             Gateway was incorporated as “Gateway 2000 Inc.” in Iowa on August 15, 1986, merged into a South Dakota corporation of the same name effective December 29, 1989, merged into a Delaware corporation of the same name effective February 20, 1991 and changed its name to “Gateway, Inc.” effective May 25, 1999. Gateway’s common stock trades on the New York Stock Exchange under the symbol GTW. The corporate headquarters for Gateway is located in Poway, California.

Business Segments

             Until September 30, 2001, Gateway organized its business operations into four operating segments: (a) the consumer segment in the United States, (b) the business segment in the United States, (c) Europe, the Middle East and Africa (“EMEA”), and (d) Asia Pacific (including Australia). During the third quarter of 2001, the Company closed its EMEA and Asia Pacific company-owned operations, and also reorganized its domestic business and consumer operations into a single sales organization. For further information on the Company’s operating segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to the Consolidated Financial Statements.

Business Operations

             Direct Marketing and Distribution. Gateway sells its technology solutions directly to customers primarily through three complementary distribution channels – phone sales, web sales, and Gateway’s nationwide network of retail stores. Gateway’s stores allow customers to obtain information from highly trained sales representatives and test products. Unlike traditional retail stores, Gateway’s stores generally maintain only a limited inventory of computers for sale, keeping inventory risks and related costs low. Customers can order a computer while at the store, can visit the Gateway website later and place an order over the Internet, or can call to ask further questions and order their computer over the telephone. Gateway believes that approximately 45% of its consumer customers take advantage of at least two of these channels before making their purchases.

             As of January 31, 2002, Gateway had 277 retail stores in the United States, allowing customers direct interaction with sales representatives. Customers can also order products over the telephone up to eighteen hours a day and seven days a week in the U.S.

             Gateway believes that this direct distribution and multi-channel approach provides several competitive advantages. First, Gateway believes it can offer competitive pricing by avoiding the additional markups, inventory and occupancy costs associated with distributors, dealers and traditional retail stores. Second, by alleviating the need for the high levels of finished goods inventory required by traditional retail channels, Gateway believes it can respond more quickly to changing customer demands – offering new products on a timely basis and reducing its exposure to the risk of product obsolescence. Third, Gateway believes that working directly with customers promotes brand awareness and customer loyalty and is instrumental in Gateway’s high customer satisfaction ratings.

             Gateway markets its products directly to customers, primarily by placing advertisements on television, newspapers, magazines, radio, the Internet, the Company’s Internet website, local promotions and trade show appearances. Gateway believes its creative marketing, including use of its famous trademarked “BLACK AND WHITE SPOT” design on product packaging, has helped generate significant brand awareness and a loyal customer base.

             Gateway has sold over 25 million PCs to date, and maintains a database of its customers. To provide a broad range of products and services to these customers, Gateway has introduced a number of marketing and communication techniques. These include sales catalogs, customer magazines, and the Gateway Moola credit card that gives consumers a rebate applicable toward future Gateway™ purchases. Gateway’s web site offers information about Gateway events, new product offerings and technical support advice. In addition, regular surveys of Gateway’s customers provide valuable marketing, service and product information.

             Business Sales. During 2001, the Company’s business sales and marketing activities focused on its core market segments: small and medium business, education and government. In 2001, the Company’s Business Solutions centers in Gateway’s stores and approximately 240 dedicated Business Solutions Advisors addressed the technology needs of small and medium business clients. To complement its business sales efforts, Gateway also deploys a program of approximately 200 third-party Network Solutions Providers who work with the Company’s Business Solutions Advisors and business sales force to deliver localized consultation and integration services to business, education and government clients in essentially all the top markets across the United States. Gateway’s sales force also demonstrated technology leadership in the education market through the Company’s work with K-12 schools and higher education institutions.

             In addition to its retail store and telephone sales channels, Gateway has enhanced customer sales options with Internet-based tools. The Company offers business, education and government clients personalized websites, called eSource sites, to facilitate their order and order management requirements. Additionally, the Company has developed the Gateway eMarketplace to facilitate both online purchases and sales of a wide range of technology and products that help businesses run.

             Gateway’s Custom Integration Services (CIS) program is designed to reduce the time and expense associated with the deployment of new business systems. Gateway’s CIS group accelerates technology deployment for clients through factory installation of unique software images, development of image restoration products and asset tagging installation of customer hardware and software to meet clients’ individual requirements.

             Growth Initiatives. In 2001, the Company streamlined its cost structure, strengthened its balance sheet, improved product quality and customer satisfaction, re-established a technology leadership position and pursued its strategy to transform the Company from a traditional manufacturer of PCs to a leading provider of personalized digital technology solutions by leveraging Gateway’s existing retail footprint, its brand position and its beyond-the-box products and services. As part of the shift toward providing digital technology solutions, the Company is turning its nationwide network of retail stores into local technology resource centers, serving as hubs for cross-functional sales, service and marketing teams that will provide customers with increased personalization and local service and support. In 2002, the Company intends to gain sales momentum and unit volume growth through the adoption of a more aggressive product pricing and marketing strategy. At the same time, the Company intends to continue to develop and refine its solutions leadership as it diversifies its revenue stream with the introduction and expansion of new products and services, including Digital Infrastructure (such as communications products, broadband Internet access services and financing programs), Digital Solutions (such as peripheral products and software) and Digital Services (such as services and support packages and training).

             For a discussion of certain risks associated with Gateway’s operations, see “Business - Factors That May Affect Gateway’s Business and Future Results” beginning on page 9 of this Report.

PC Hardware

             Gateway offers its customers a broad line of Gateway-branded PCs and servers. Gateway markets its PCs with recommended configurations, but customers can also custom-configure PCs with a choice of microprocessor clock speeds, memory, storage capacities, as well as other options. The following are the key products within this class:

             Desktop PCs. Gateway offers a series of desktop PC products, developed to serve targeted customer segments. Desktops represented over 60% of net sales in 2001.

             Portable PCs. Gateway offers a series of Solo® branded portable PC products to provide portable computing capabilities for users who operate in both a mobile and networked environment. The systems can be designed for either home or business use and a number are available with docking stations and various multimedia applications. Portables are a growing element of Gateway’s business, representing about 15% of net sales in 2001.

             Servers. Gateway principally offers Gateway-branded servers for business customers. Every Gateway server has an adaptable design and can be custom built with a variety of options to fit the customer’s needs.

Digital Technology Solutions

             A key element of Gateway’s growth strategy is expansion of “beyond-the-box” product and service offerings, which are products and services sold in addition to the base PC. Gateway offers an assortment of beyond-the-box products and services together with PCs as “digital technology solutions”. Beyond-the-box offerings include communications products (such as broadband and narrowband Internet access services), financing programs, peripheral products, software, services and support packages and training.

             Digital Infrastructure.

             Communications. Gateway offers a variety of Internet access service options and networking products and services. In November 1997, Gateway became the first major PC manufacturer to offer nationwide Internet provider service directly to its customers. The gateway.net® Internet service offered electronic mail, narrowband Internet access, and an array of news, entertainment, family-oriented topics, weather, sports, Internet tips and tutorials. In October 1999, Gateway entered into a strategic relationship with America Online, Inc. (“AOL”) to accelerate distribution of each company’s products and services, including Internet service. During the first quarter of 2001, the Company modified its strategic alliance with AOL to discontinue the gateway.net service and to convert existing gateway.net customers to the AOL branded Internet access in order to improve customer experience. The Company continues to market AOL narrowband Internet access service under the strategic alliance, and as of the end of 2001, over 1.5 million Gateway customers were using AOL under the strategic alliance.

             During 2001, the Company established marketing relationships with a number of leading cable broadband Internet access service providers and began actively marketing broadband Internet access services to its customers. Adoption of broadband Internet access by customers also presents the Company with the opportunity to expand its sales of networking products and services, including wired and wireless solutions and associated installation and maintenance services. By the end of 2001, Gateway was able to offer cable broadband service to its customers in 60% of the United States and plans to expand its relationships to cover substantially all of the consumer cable market by the third quarter of 2002. The Company also intends to expand broadband service offerings for the business market and to establish high speed (3G) wireless communication service offerings during 2002.

             Financing Programs. In 2001, the Gateway finance program, principally through third-party financing partners, provided over $1.2 billion through financing programs directed toward purchasers of Gateway™ PCs. For business customers, Gateway maintains relationships with a number of leasing companies to provide leasing options tailored to meet the needs of business customers. During 2001, Gateway terminated new consumer financing for its own account and now provides financing primarily through its third-party financing partners.

             Digital Solutions.

             Peripherals, Software and Other Computer-Related Products. Gateway markets printers, scanners, digital cameras, personal digital assistants (PDAs), monitors, CD burners, storage devices, surge protectors and other PC accessories that are manufactured by leading companies in their respective markets. Gateway also markets a broad range of software offerings, from entertainment and productivity applications for the consumer market to vertical applications for various segments of the commercial and institutional markets. Peripherals, software and other computer-related products are sold in all three of the Company’s sales channels, including online through Gateway’s “Accessory Store” on its website at http://www.gateway.com, where more than 30,000 SKUs are available.

             Digital Services.

             Services and Support. Gateway provides customers with a number of additional offerings beyond the Company’s standard warranty, service and support packages included with a typical product purchase. These fee-based services include extended warranties, repair service and technical support, home and office installation and integration services, software application support, network support, technology planning and consulting and outsourcing of IT support for businesses. Gateway has partnered with a number of third parties to provide and strengthen Gateway’s fee-based service offerings to consumers and businesses of all sizes. In addition, with its nationwide network of stores, Gateway offers a unique ability among PC manufacturers to service directly what it sells.

             The Company also offers services to enable its customers to create and maintain websites and conduct business over the Internet. Product offerings range from domain registration to web site design and hosting, as Gateway offers customized e-commerce sites for commercial accounts that tailor the product offerings and procurement practices to the customer’s specifications.

             Training. Through Gateway’s nationwide network of retail stores, Gateway now has approximately 4,200 classroom seats throughout the country, offering training on general PC usage, popular third-party software, Internet usage and networking services to consumers, businesses and institutions. Gateway also offers a unique, Gateway-branded multi-media training solution that combines instructor-led, CD-ROM and Internet-based training classes that enhances customer convenience and accessibility.

Product Development

             Gateway’s expenditures on research and development in each of the last three years were less than 1% of net sales. The Company primarily relies on close and cooperative relationships with a wide range of third-party suppliers and other technology developers for research, development and engineering and to evaluate the latest developments in PC and solutions-related digital technology. Gateway believes that these relationships, together with the Company’s own engineering staff, market information obtained from Gateway’s direct customer relationships, the flexibility of build-to-order manufacturing, low inventory and short production lead times allow Gateway to rapidly introduce and deliver appealing new products, product features, software and services to the market. In 2001, Gateway was the first major PC maker to take orders for PCs with Microsoft Windows XP software pre-installed and to ship PCs with this operating system directly to its customers. Further, in coordination with leading third-party suppliers, Gateway works to develop integrated digital solutions designed to address the personal, entertainment and business needs of its customers. Gateway believes that its strong relationships with its suppliers will continue to give Gateway access to new technology and enhance its ability to bring the latest technology to market on a timely basis. Direct relationships with its customers also enable Gateway to obtain valuable market information, which it uses to assist in developing new product offerings.

Manufacturing

             Gateway has designed its manufacturing process to provide a simplified line of products with standardized recommended configurations as well as products that are “build to order” or custom-configured to meet customer specifications. Gateway uses production teams to assemble most of its desktop PCs and servers with each member of a production team trained to do several tasks, increasing flexibility and efficiency. Gateway also uses third-party suppliers to manufacture portables and certain desktop PC products on behalf of the Company. Gateway’s production and quality assurance teams ensure that products meet Gateway’s quality specifications and applicable regulatory requirements. Each PC is generally shipped from Gateway’s manufacturing facilities ready-for-use, with an operating system and certain application software already installed. Replacement parts are also generally shipped directly from Gateway or its suppliers to its customers.

             Gateway’s desktop and portable computer manufacturing operations in North Sioux City, South Dakota and Hampton, Virginia have been assessed and certified as meeting the requirements of the International Organization for Standardization (ISO) 9002. ISO 9002 certification recognizes Gateway’s compliance with international standards for quality assurance.

Product Warranties and Technical Support

             Gateway believes that quality and reliability have become increasingly important to technology buyers’ purchasing decisions. Gateway works closely with its suppliers to develop high-quality components, manufactured to Gateway’s specifications. Gateway believes that customers judge quality by evaluating the performance and reliability of a company’s products, as well as its ability to provide comprehensive service and support for its PCs. To provide superior service and support to its customers, Gateway utilizes trained third-party technical support contractors as well as its own customer and technical support representatives to assist customers with the resolution of technical questions relating to Gateway’s products.

             Product Warranties. Gateway provides competitive warranty packages on all of its manufactured products, ranging from one year to five years. In many cases, customers have the option of customizing their limited warranty to suit their particular needs.

             E-Support Solutions. Gateway’s e-support solutions approach combines preloaded automated system diagnostic software and online diagnostic and computer maintenance programs to deliver automated technical support for its customers.

             Other Technical Support Options. Gateway provides a number of other basic technical support options to its customers through its website, as well as through a variety of other methods, including e-mail, fax, and telephone support. Many of these technical support options are available to customers without charge. To expand the range of choices available to customers, Gateway has also introduced a number of fee-based support options, ranging from software tutorial services for consumers to advanced network support for small and medium-sized businesses.

Patents, Trademarks and Licenses

             Gateway holds a number of U.S. and international patents and has a number of U.S. and international patent applications pending. In addition to its own engineering resources, Gateway works closely with PC component suppliers and other technology developers to develop products based on the latest PC technology. Patents are sought for inventions that contribute to Gateway’s business and technology strategy. Gateway has obtained patent licenses for certain technologies where such licenses are necessary or advantageous, some of which require royalty payments. In addition, Gateway has entered into patent licenses and cross-licenses to obtain access to other technology, and licenses its own patents to others in return for royalty payments. Trade secrets developed by Gateway are protected through formal procedures that include employee agreements and confidentiality agreements with other entities.

             Gateway owns and uses a number of trademarks on or in connection with its products and services, including Gateway, Your:)Ware, the “BLACK AND WHITE SPOT” design, the Gateway Stylized Logo, Gateway Country, gateway.net, Solo, and “You’ve Got a Friend in the Business”, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries. Gateway believes the GATEWAY and the famous “BLACK AND WHITE SPOT” design trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

             Because software used on Company-manufactured PCs generally is not owned by the Company, Gateway has entered into software licensing arrangements with a number of software developers, including Microsoft Corporation. For example, Gateway has licenses with Microsoft Corporation for Windows XP, Windows ME, Windows 2000, Windows NT, Windows 98 and Microsoft Office software products, among others. Software and materials developed by Gateway are protected by copyright in the United States and internationally.

Competition

             The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. Gateway competes primarily by adding new performance features to products while minimizing corresponding price increases. Gateway believes its direct sales model, dedicated retail stores, customer service and support, and sales offering of technology solutions are additional competitive advantages.

             Competitive factors in Gateway’s markets include price, availability of new technology, variety of products and features offered, availability of products and software, marketing and sales capability, and service and support. Gateway believes it competes favorably with respect to these factors.

             Gateway seeks to achieve a low-cost operating structure to offer products at competitive prices. In addition to the cost advantages of marketing and selling its products directly to its customers, Gateway endeavors to minimize overhead expenses. During the first three quarters of 2001, Gateway operated manufacturing facilities in South Dakota, Virginia, Utah, Ireland and Malaysia, locations with relatively low costs associated with facilities, work forces, transportation and taxes. To further reduce costs, Gateway subsequently closed its manufacturing facility in Utah and its manufacturing facilities in Ireland and Malaysia in connection with the discontinuance of its international operations. Gateway’s in-house engineering personnel work closely with component suppliers in developing and implementing new technology, reducing the investment usually associated with a traditional, in-house research and development group.

             Gateway’s results of operations, however, could be adversely affected if it is not able to introduce new products or product features as quickly as its competitors or if its competitors offer products with comparable features at lower prices. In recent years, Gateway and many of its competitors have regularly lowered prices, and Gateway expects these pricing pressures to continue. In particular, softness in the PC market in late 2000 and in 2001 has led a number of Gateway’s competitors to aggressively cut pricing to spur sales and gain market share. The Company adopted a more aggressive pricing and marketing strategy in its core PC business at the beginning of 2002 to address the competitive environment.

International Operations

             During the third quarter of 2001, the Company discontinued its company-owned international operations outside of North America in order to focus on its core U.S. consumer and business operations. During 2001, international net sales accounted for 9% of total Company net sales, a decline from 14.2% net sales in 2000. Prior to the Company’s exit from its overseas markets, Gateway had operated in Europe, the Middle East and Africa since opening a sales, service and production facility in Dublin, Ireland through Gateway Ireland Ltd. in 1993, and in the Asia Pacific region since establishing operations in Japan in 1995. In connection with this decision, Gateway terminated manufacturing operations in Dublin, Ireland, and Malacca, Malaysia. Gateway has entered into contracts with third-party service providers to provide technical support and customer service to its customers outside of North America.

             In 1999, Gateway entered the Canadian market with product, service and support offerings for Canadian business, government and education customers. During 2000, Gateway expanded its presence in Canada with the opening of retail stores to sell products and services to small businesses and consumers. Although the Company closed its stores in Canada in 2001, it continues to actively market and sell products and services in Canada directly via telephone, Internet and through a local reseller.

Employees

             As of December 31, 2001, Gateway had approximately 14,000 employees in the United States. In January 2002, the Company announced a workforce reduction to reduce the number of employees in the United States to approximately 11,500. Gateway believes its employee relations are generally good.

Backlog

             Gateway’s backlog of unfilled orders was approximately $55 million at year end 2001 and approximately $70 million at year end 2000. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the Company’s policy of allowing customers to cancel or reschedule orders under certain circumstances.

Seasonality

             Gateway’s operating results have been subject to seasonality and to quarterly and annual fluctuations. Factors involved include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Historically, Gateway’s sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending; however, in the fourth quarter of 2000 and the third and fourth quarters of 2001 sales did not follow the historical trend in light of adverse general economic and industry trends and, in the case of the fourth quarter of 2001, the Company’s focus on increasing margins rather than unit sales at the lower-end of the market.

Factors That May Affect Gateway’s Business and Future Results

             The statements contained in this report contain a number of forward-looking statements based on current management expectations. In addition to other information contained in this report, the following factors could affect the Company’s future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements in this Report.

The PC Market and General Economic and Business Conditions. Gateway’s revenue growth and profitability depend significantly on the overall demand for personal computers and related products and services. Since late 2000, general demand for computers and computer-related products has declined as a result of market maturation and declining economic conditions. This has adversely impacted demand for Gateway’s products and services. If general economic and industry conditions fail to improve or continue to deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of the Company’s suppliers and resellers. In addition, the terrorist attacks that took place on September 11, 2001 have intensified the economic and political uncertainties that affect the global economy and the Company’s operating results and financial condition. During the weeks immediately following the September 11, 2001 attacks, the Company experienced a drop in demand across all markets and products. Future terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect the Company. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results.

Competitive Market Conditions. The Company has encountered increasingly aggressive competition in its industry with numerous competitors vying for market share. Competition is driven in large part by price and availability of new technology and products. A number of the Company’s competitors have aggressively cut prices to spur sales and gain market share in light of recent softness in the PC industry, particularly in the fourth quarter of 2001. The Company believes it can counter these competitive forces by reacting more quickly to expected and perceived customer product requirements and desires, aggressively reducing its own prices, and by maintaining relationships with its suppliers to bring products quickly to market. There can, however, be no assurance that this strategy will be successful in an ever-changing marketplace. In addition, while the Company expects the industry trend of declining average unit prices for PCs to continue, Gateway has mitigated the impact of falling prices and changes in product mix by continuing to diversify its revenue stream with new products, software bundles, Internet services, financing and other service and support offerings. However, if lower PC prices are not offset in the future by increased sales volume or sales of higher-priced PC’s or other products and services or by reduced costs, Gateway’s profitability could be adversely impacted.

Corporate Restructuring and Infrastructure Requirements. In 2001, the Company embarked on an aggressive cost reduction strategy that significantly decreased the size of the Company’s infrastructure as well as on a strategy to transform the Company from a traditional manufacturer of PCs to a leading provider of personalized digital technology solutions. In particular, during the first and third quarters of 2001, the Company approved restructuring plans to, inter alia, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, discontinue substantially all consumer lending activities, and exit certain other activities, including its Company-owned international operations which accounted for 9% of total Company net sales in 2001. In addition, the Company curtailed its retail expansion plans in 2001, closed a number of retail stores, and exited certain indirect sales activities. In the first quarter of 2002, the Company continued its cost reduction strategy with an additional announced workforce reduction and further site closures.

The Company plans to transform itself into a leading provider of personalized digital technology solutions by better leveraging its existing retail footprint, its brand and its beyond-the-box products and services. There can be no assurance that the Company’s strategy of focusing on its core domestic markets, reducing costs and increasing sales of non-PC products and services will be successful in the event of sustained adverse economic industry conditions. Moreover, the Company’s business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If the Company is unable to maintain and develop its infrastructure while reducing costs, it could experience disruptions in operations, which could have an adverse financial impact.

Suppliers. Gateway requires a high volume of quality components for its products and solutions offerings, substantially all of which it obtains from outside suppliers. While Gateway attempts to have multiple suppliers for such components, in some circumstances it maintains single-source supplier relationships which may in part be due to the lack of alternative sources of supply. If the supply of a key material component is delayed or curtailed, Gateway’s ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of Gateway’s third-party suppliers for key components were to erode, the delay or curtailment of deliveries of key material components could occur. Additionally, Gateway’s reliance on third-party suppliers of key material components exposes the Company to potential product quality issues that could affect the reliability and performance of its products and solutions. Any lesser ability to ship its products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for its products or solutions and lead to a reduction in the Company’s net sales. In those instances where the Company relies on offshore suppliers, including for product assembly and manufacture, risks associated with transportation and other natural or human factors may disrupt the flow of product.

Product Cycles. Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry. Gateway’s internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. However, Gateway may not have access to or the right to use new technology or may be unable to incorporate such new technology in its products or features in a timely manner. The increasing reliance on the Internet is creating new dynamics in the computer industry, causing an emphasis on speed and connectivity rather than stand-alone computing power. As a new generation of Internet devices and gaming devices is introduced, sales of traditional desktop and other personal computers may be increasingly impacted and Gateway’s products will be subject to competition from consumer electronics companies, telecommunications companies and other major consumer competitors.

Access to Technology. There can be no assurance that Gateway will continue to have access to existing or new third-party technology for use in its products. If Gateway or its suppliers are unable to obtain licenses necessary to use protected technology in Gateway’s products on commercially reasonable terms, Gateway may be forced to market products without certain desirable technological features. Gateway could also incur substantial costs to redesign its products around other parties’ protected technology or to defend patent or copyright infringement actions against Gateway.

E-Commerce. Gateway has developed its e-commerce business in part through investment in existing companies and continued expansion of its e-commerce site offering Gateway™ branded products as well as complementary products from other manufacturers. E-commerce is still a relatively new and emerging distribution channel whose success is dependent on a variety of factors, including its continued acceptance by consumers. Gateway’s success using e-commerce depends on such factors as the satisfactory performance, reliability and availability of Gateway’s web site; the reliability and efficiency of its computer and communications hardware systems; its ability to compete with a growing number of rival e-commerce sites; its ability to evolve, update and improve its services and offerings in response to changing demands; and the consumer demand for its products. Expansion in this area has involved investment in start-up activities and initial operating losses in this portion of Gateway’s business.

Risks of Minority Investments. Gateway holds and may consider additional minority investments in companies having operations or technology in areas within or adjacent to Gateway’s strategic focus. Many of these investments have been in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in late 2000 and in 2001, and poor operating results of certain of these underlying investments have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of its investment.

Risks of Acquisitions, Joint Ventures and Strategic Alliances. Gateway has entered into certain strategic alliances, acquired certain businesses that it believes are complementary to its operations and anticipates making possible acquisitions and entering into possible joint ventures in the future. While Gateway believes it will effectively integrate such businesses, joint ventures, or strategic alliances with its own, Gateway may be unable to successfully do so without losing key employees or business relationships. After incurring substantial costs to launch a retail presence relationship with OfficeMax, Inc., in July 2001 Gateway terminated this retail relationship in accordance with its terms, in part, due to lower than anticipated sales arising from the relationship. In addition, in the case of acquisitions, Gateway may be unable to smoothly integrate the acquired companies’ marketing, production, development, distribution and management systems resulting in the Company’s inability to realize hoped for cost savings and/or sales growth. Gateway’s operating results could be adversely affected by any problems arising during or from such process or the inability to effectively integrate any current or future acquisitions.

Inventory Risks. By distributing directly to its customers, Gateway has been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allows Gateway to respond more quickly to changing customer demands, reducing its exposure to the risk of product obsolescence. A decrease in market demand or an increase in supply, among other factors, could result in higher component inventory levels which could have a negative effect on Gateway’s results of operations.

Customer or Geographic Sales Mix. Gateway’s results of operations differ depending on the product sold, the customer segment and the geographic market involved. As a result, Gateway’s profitability in any fiscal period will depend, in part, on the corresponding mix of customers, products and geographic markets. In the third quarter of 2001, Gateway exited substantially all of its Company-owned international operations.

Item 2.   Properties

             Gateway occupies leased space of approximately 125,000 square feet in Poway, California for its corporate headquarters, along with approximately 11,000 square feet of storage space. The Company owns space in North Sioux City, South Dakota housing a production facility, customer sales and support center, training center, administration and warehouse space totaling 857,000 square feet of space. The Company also leases facilities in North Sioux City used for customer pick-up, manufacturing and warehouse space.

             Gateway owns two facilities with a total of 213,000 square feet of space in Sioux Falls, South Dakota that serve as a base for the sale and fulfillment of orders for add-on PC components, the receipt of returned merchandise and the fulfillment of orders for customer replacement parts. The Company also leases space in Sioux Falls and Lake Forest, California for administrative, remanufacturing and warehouse operations. Gateway owns a facility in Kansas City, Missouri housing a customer sales and support center, and leases space in Lakewood, Colorado for an Information Technology and Support Center, and leases facilities in Hampton, Virginia for manufacturing, customer support, sales, warehouse space, and office space.

             As of January 31, 2002 Gateway leases store space for its 277 retail locations throughout the United States and is actively seeking to dispose of leases in approximately 40 locations where Gateway has closed stores.

             Gateway owns a 411,000 square foot facility in Hampton, Virginia that formerly housed manufacturing, customer support, sales, warehouse and office space, a 271,000 square foot facility in Salt Lake City, Utah that formerly housed manufacturing operations, and facilities in Rio Rancho, New Mexico and Colorado Springs, Colorado that formerly housed customer support centers, each of which is being actively marketed for sale. The Company continues to be subject to leases for warehouse, office and distribution facilities in San Diego, Salt Lake City and Lake Forest that are being actively marketed for sublease. Gateway leases space in Lake Forest, California for its business operations, and has a vacant manufacturing building and vacant office buildings in Lake Forest which are being actively marketed for sublease.

             The Company exited substantially all of its company-owned international operations outside of North America in 2001, and currently owns a facility in Dublin, Ireland, its former European headquarters, which it plans to sell. The Company has exited substantially all of its European leases, and expects its remaining lease obligations to be settled in 2002. In Asia-Pacific, the Company is in the process of completing the sale of its former manufacturing facility in Malacca, Malaysia, and has exited all of its leases in the region.

             Management believes that Gateway’s office, manufacturing, and retail store space will be adequate for its business needs in the foreseeable future.

Item 3.   Legal Proceedings

             Gateway is a party to various lawsuits and administrative proceedings that arise in the ordinary course of its business. Gateway evaluates such lawsuits and proceedings on a case by case basis, and its policy is to vigorously contest any such claims which it believes are without merit. Gateway’s management believes that the ultimate resolution of any such pending matter will not materially and adversely affect Gateway’s consolidated financial position, operating results or cash flows.

             On December 7, 2000, James Burton (“Burton”) filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway’s financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway’s stock between April 14, 2000 and February 28, 2001 (the “class period”). The complaints seek damages and attorneys’ fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court’s designation of a “lead plaintiff.” On April 23, 2001, plaintiffs’ counsel filed a Revised Motion to Appoint Perry Capital and Teachers’ Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs’ Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting defendants’ motion to dismiss, but has allowed the plaintiffs to file an amended complaint within 60 days.

                 On March 27, 2001, Bruce Eubank (“Eubank”) filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway’s former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney’s fees. On May 15, 2001, Jacob Scheinhartz (“Scheinhartz”) filed a similar derivative suit in the United States District Court for the Southern District of California. The Company has filed motions seeking dismissal of the Eubank lawsuit. Both of these derivative lawsuits have been voluntarily stayed pending motions to dismiss the consolidated federal class actions.

             The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies, subject to potential reservations of rights. The Company intends to vigorously defend these actions, and believes that in the event that it is not fully successful, insurance coverage should be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company’s consolidated financial statements do not include any adjustments related to these matters.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

             Gateway common stock is quoted on the New York Stock Exchange under the trading symbol “GTW”. The following table sets forth the quarterly high and low price per share for the Common Stock as quoted at the close of trading on such date in 2001 and 2000:

	High	Low
2001:
1st quarter	$23.69	$14.86
2nd quarter	$19.50	$14.65
3rd quarter	$15.95	$5.45
4th quarter	$10.22	$4.65

2000:
1st quarter	$73.00	$53.31
2nd quarter	$61.31	$46.81
3rd quarter	$70.94	$48.25
4th quarter	$56.98	$16.82

Holders of Record

             As of January 30, 2002, there were 4,681 holders of record of the Common Stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

Dividends

             Gateway management believes the best use of retained earnings is to fund internal growth and for general corporate purposes. As a result, Gateway has not declared any cash dividends on Common Stock since it was first publicly registered and does not anticipate paying any cash dividends on Common Stock in the foreseeable future.

             Gateway is obligated to pay dividends on its Series A Convertible Preferred Stock (“Series A Preferred Stock”) at the annual rate of 2.92%, payable quarterly, and on its Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) at the annual rate of 1.5%, payable semi-annually. The Company is precluded from declaring or paying Common Stock dividends unless all such dividends have been paid in full on Series A Preferred Stock and Series C Preferred Stock.

Item 6.	Selected Consolidated Financial Data

             The following historical data were derived from the Company’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 28 of this Report and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 16 of this Report. The information below is not necessarily indicative of the results of future operations.

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$6,079,524	$9,600,600	$8,964,900	$7,703,279	$6,460,530
Net income (loss)	$(1,033,915)	$241,483	$427,944	$346,399	$109,797
Net income (loss) per share:
Basic	$(3.20)	$0.75	$1.36	$1.11	$0.36
Diluted	$(3.20)	$0.73	$1.32	$1.09	$0.35

Consolidated Balance Sheet Data:
Total assets	$2,986,857	$4,180,645	$3,954,688	$2,890,380	$2,039,271
Long-term obligations, net of current maturities	$-	$2,548	$2,998	$3,360	$7,240
Series C redeemable convertible preferred stock	$193,109	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

             This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 2 of this Report under “Forward-Looking Statements” as well as under “Business – Factors that May Affect Gateway’s Business and Future Results” beginning on page 9 of this Report.

             During the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As a result, the Company changed its revenue recognition policy retroactive to January 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was $11.9 million, net of tax in 2000. The pro forma impact of this accounting change on prior periods is not material.

Overview

             During 2001, Gateway experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following objectives for the year: simplify the business, reduce the cost structure and return to a path to long-term sustainable profitability. In connection with these objectives, the Company discontinued certain unprofitable revenue streams beginning in the second quarter of 2001 of approximately $200 million quarterly, exited its international company-owned operations in the third quarter and took significant restructuring and other actions, which served to reduce costs and align its operation with its digital technology solutions provider strategy resulting in charges in 2001 totaling $1.1 billion. See Note 15 to the Consolidated Financial Statements included herein for further information. The Company has most recently announced that in furtherance of its cost reduction efforts and alignment of its operations with this strategy, it expects to incur a special charge of between $75 and $100 million in the first quarter of 2002, related to the closure of select Company sites and other restructuring actions, including reductions in staffing.

Outlook

                The Company intends to regain sales momentum by investing in its core PC business through the adoption of a more aggressive pricing and marketing strategy in 2002. At the same time, the Company intends to continue to develop and refine its digital technology solutions business as a complement to the more aggressive PC pricing strategy. Based on this strategy, the Company expects to experience a pre-tax loss, before special charges, for the next few quarters while it prices aggressively to regain market share in its core PC business. Notwithstanding the expected loss, the Company believes it will exit 2002 with at least $1.0 billion in cash and marketable securities. This expectation is based on, among other things, a planned reduction of capital expenditures in 2002 to approximately $100 million, the collection of income tax refunds of more than $200 million, the Company’s reduced cost structure resulting from the restructuring activities of 2001 and early 2002 and the net cash outflows associated with restructuring activities. Actual results may vary depending on the Company’s results of operations.

Critical Accounting Policies and Estimates

             Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

             Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. Gateway records estimated reductions to revenue for customer incentive offerings. Should a greater proportion of customers redeem incentives than estimated by the Company, additional reductions to revenue may be required. Gateway maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Gateway’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Gateway provides for the estimated cost of product warranties at the time revenue is recognized. While Gateway engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Gateway’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Gateway’s estimates, revisions to the estimated warranty liability may be required. Gateway writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Gateway holds minority interests in companies having operations or technology in areas within or adjacent to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in non-publicly traded companies whose value is difficult to determine. Gateway records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Gateway records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While Gateway has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Gateway were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should Gateway determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

             The following table sets forth, for the periods indicated, certain data derived from the Company’s consolidated income statements (dollars in thousands):

		Increase		Increase
	2001	(Decrease)	2000	(Decrease)	1999

Net sales	$6,079,524	(37%)	$9,600,600	7%	$8,964,900
Gross profit	$838,192	(59%)	$2,058,994	12%	$1,837,222
Percentage of net sales	13.8%		21.4%		20.5%
Selling, general and administrative expenses	$2,022,122	31%	$1,547,701	25%	$1,241,552
Percentage of net sales	33.3%		16.1%		13.8%
Operating income (loss)	$(1,183,930)		$511,293	(14%)	$595,670
Percentage of net sales	(19.5%)		5.3%		6.6%
Net income (loss)	$(1,033,915)		$241,483	(44%)	$427,944

Net Sales

2001 vs. 2000

             Gateway’s net sales declined 37% in 2001 from 2000. The Company shipped approximately 3.6 million systems in 2001 compared to 5.0 million systems in 2000, representing a decrease of 28%. Domestic net sales decreased 33% in 2001 from 2000.

             The following table summarizes the Company’s net sales for the periods indicated by geographic region (dollars in thousands):

				Increase
	2001	Decrease	2000	(Decrease)	1999

Net sales:
U.S. Consumer	$3,097,375	(43%)	$5,401,016	16%	$4,660,936
U.S. Business	2,430,815	(14%)	2,836,967	(6%)	3,020,209

Total U.S.	$5,528,190	(33%)	$8,237,983	7%	$7,681,145
EMEA	229,026	(61%)	586,361	5%	556,100
Asia Pacific	322,308	(58%)	776,256	7%	727,655

Consolidated	$6,079,524	(37%)	$9,600,600	7%	$8,964,900

             The Company’s net sales were adversely impacted by approximately $200 million per quarter related to a number of strategic actions taken beginning in the second quarter of 2001 to discontinue certain non-profitable revenue streams which included, among other things, the closure of certain retail locations, restructuring international markets, discontinuing lower quality consumer lending, modifying its ISP business model, and exiting certain indirect sales activities. During the third quarter of 2001, the Company exited substantially all of its Company-owned international operations. International net sales were 9% of total Company net sales in 2001.

              In the United States, the consumer and business segments represented 51% and 40%, respectively, of total Company net sales in 2001, and with the exit from substantially all of its Company-owned international operations, will represent all of net sales in 2002. In the United States, consumer segment net sales and unit shipments declined 43% and 36%, respectively, in 2001 from 2000. Excluding the impact of the strategic actions mentioned above, domestic consumer net sales declined approximately 34% during 2001 from 2000. The Company continued to experience a decline in consumer demand for PC and PC-related products and services in 2001, which is a continuing trend from the last quarter of 2000. In addition, the Company experienced a significant reduction in demand immediately following the terrorist attacks that took place on September 11, 2001, which had an adverse impact on net sales for the third and fourth quarters of 2001. Management expects that the weak consumer demand in the United States will continue through at least the remainder of 2002, and will continue to result in intensified pricing pressure in the industry. In the business segment in the United States, net sales and unit shipments declined by 14% and 3%, respectively, in 2001 from 2000. The business segment experienced continued growth during 2001 in unit shipments to small and medium business, posting a 4% increase over 2000, while unit shipments to education customers were up slightly over 2000.

             Digital Technology Solutions and Digital Services accounted for $1.2 billion in 2001, or 19% of net sales, compared to $1.9 billion in 2000, or 20% of net sales. Digital Technology Solutions, previously referred to as beyond-the-box revenue including Digital Infrastructure, consists of Internet access and financing solutions, Digital Solutions, consisting of software and peripherals that are common elements of Gateway’s Your:)ware bundles, and Digital Services, consists of extended warranties, learning or training and installation offerings.

             In 2001, $726 million of beyond-the-box revenue was sold at the point of sale and $433 million was sold after the point of sale. The decline in beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments as well as the Company’s decision to discontinue certain non-profitable revenue streams mentioned above. During the first quarter of 2001, the Company modified its strategic alliance with America Online, Inc. (AOL) whereby it will convert existing gateway.net customers to the AOL-branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company began to participate earlier in a greater share of recurring income on new prepaid ISP subscribers rather than earning a higher fee for re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The change in the strategic alliance has resulted in the Company reporting substantially less revenue from ISP at the point of sale. This change has the effect of negatively impacting average selling price, as well as the sales mix percentage of beyond-the-box revenue while favorably impacting the gross profit percentage of beyond-the-box items.

             As part of the strategic reviews of the Company’s direct sales policy and in response to the decline in consumer demand, the Company curtailed retail expansion plans in 2001 and closed a number of retail locations. The Company exited 2001 with 296 Gateway stores in the United States as compared to 327 at the end of 2000, and no store-within-a-store locations as compared to 463 at the end of 2000. As of January 31, 2002, the Company had 277 stores in the United States.

             Average selling price (ASP), which includes PC and non-PC products and services sold at the point of sale per unit, was $1,527 in the fourth quarter of 2001, up from $1,460 in the third quarter of 2001. This increase is significantly better than the earlier 2001 sequential quarterly declines experienced by the Company which is due, in large part, to a richer system mix and lower discounting in the fourth quarter of 2001. The Company did not report ASP prior to 2001.

             Average unit price (AUP) was $1,690 compared to $1,911 in 2000, a decrease of 12%. The Company experienced an aggressive pricing environment triggered by some large competitors beginning in the fourth quarter of 2000, which resulted in AUP declines in the consumer segment. Management expects that the pricing environment will continue to be challenging for 2002.

2000 vs. 1999

             Gateway’s net sales growth was 7% in 2000 over 1999. The Company shipped approximately 5.0 million systems in 2000 compared to 4.7 million systems in 1999, representing an increase of 7%. Domestic and international sales grew 7% and 6%, respectively, in 2000 over 1999.

              In the United States, the consumer and business segments represented 56% and 30%, respectively, of total Company sales in 2000. Consumer segment net sales and unit shipments grew 16% and 12%, respectively, in 2000 over 1999. Consumer net sales were strong the first three quarters of 2000 driven by new marketing initiatives, continued retail expansion and sales of beyond-the-box products and services in addition to PCs. In the fourth quarter, the consumer segment experienced a decline in both net sales and unit shipments of 1% and 9%, respectively, compared to the fourth quarter of 1999 due to a substantial decline in consumer demand for PC and PC-related products and services.

             Beyond-the-box revenue including software and peripheral sales, Internet access and portal income, financing, extended warranty and training revenue accounted for $1.9 billion in 2000 sales compared to $800 million in 1999, or an increase of 150%. Beyond-the-box revenue in 2000 was driven in part by an expansion in Internet access and portal income through the alliance with AOL and successful delivery of training programs in the store channel as well as on the Internet.

             In connection with its continued retail expansion in the United States, the Company opened 93 retail stores in 2000 versus 83 in 1999, as well as 463 store-within-a-store locations as part of a strategic alliance with a retail partner.

             The business segment experienced a decline in net sales of 6% and unit shipments by 4% in 2000 over 1999. The segment was reorganized in the second half of 2000 in light of its declining performance to focus on small and medium businesses, government and education sectors, and this reorganization and related initiatives led to double-digit business sales gains at the store level in the fourth quarter of 2000.

             Average unit price (AUP) was essentially flat in 2000 compared to 1999. The continued diversification of the Company’s revenue stream through beyond-the-box initiatives offset declining PC prices overall in 2000. The Company experienced an aggressive pricing environment triggered by some large competitors in the fourth quarter of 2000, which resulted in AUP declines in the consumer segment during the quarter.

             During 2000, Europe, Middle East and Africa (“EMEA”) net sales and units increased 5% and 21%, respectively, over 1999. The Asia Pacific region net sales increased 7% and units 17% in 2000 over 1999. These increases were principally due to expansion of the number of store-within-a-store outlets.

Gross profit

2001 vs. 2000

             Gross profit in 2001 declined to $0.8 billion, a decrease of approximately 59% from 2000. As a percentage of sales, gross profit for 2001 decreased to 13.8% from 21.4% in 2000. The decline in 2001 is due in large part to the losses experienced in the first quarter of 2001 on the Company’s consumer financing portfolio and the costs associated with restructuring decisions during the third quarter of 2001 which included, among other things, the exit of substantially all of its Company-owned international operations and the closure and consolidation of manufacturing facilities, and increased pricing pressures throughout 2001.

             The Company’s consumer financing operations are reported as net sales in the case of interest and fee income and cost of goods sold in the case of service fees and finance receivable losses. On February 16, 2001, the Company sold approximately $500 million of finance receivables, consisting of higher rated credits, to its loan-servicing partner at book value. Later in the first quarter of 2001, the Company’s remaining consumer financing operations experienced an increase to the provision for loan losses on financing receivables, resulting in a $75 million operating loss. In addition, while continuing to provide customer financing, the Company made the decision to sell the substantial balance of its remaining portfolio. As a result of that decision, the Company recorded an additional charge of $100 million in the first quarter of 2001 to reduce the carrying value of those receivables to their estimated net realizable value. See Other Income (loss), net below for discussion of other impacts from the consumer loan portfolio. Excluding the effects of the consumer financing portfolio on gross profit and the restructuring costs and other special charges of $116 million and $51 million, in 2001 and 2000, respectively, gross profit was $1.13 billion in 2001, or 18.6% of net sales, compared to $2.1 billion or 22% of net sales in 2000. Excluding the effects of the consumer financing portfolio and restructuring costs, the year-over-year comparisons of gross profit percentage are impacted primarily by the competitive pricing environment noted above, the decision to accelerate the sale of international inventory, product line transition costs in connection with the Company’s move to a more simplified hardware product line, as well as additional costs associated with the consolidation and closure of three manufacturing facilities. For 2002, the Company has ceased new direct consumer financing activities, relying primarily on third-party partners.

2000 vs. 1999

             Gross profit in 2000 rose to $2.1 billion, an increase of approximately 12% from 1999. As a percentage of sales, gross profit for 2000 increased to 21.4% from 20.5% in 1999. Year-over-year improved margins were driven principally by the continued diversification of the revenue stream from the sale of non-PC services and products and active supplier management.

             The Company’s gross finance receivables increased from $299 million at the end of 1999 to $779 million at December 31, 2000. The Company continually assesses the allowance for losses on a regular basis with corresponding adjustments made based upon management’s periodic review of historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer’s ability to repay and general economic conditions. The Company significantly increased its allowance during the course of 2000 from $3.6 million at December 31, 1999 to $75 million at December 31, 2000 primarily due to the increased participation of the Company in finance receivables and the expansion of the consumer finance program to higher risk categories.

Selling, General and Administrative Expenses

2001 vs. 2000

             Selling, general and administrative expenses (SG&A) totaled $2.0 billion in 2001 compared to $1.5 billion in 2000. During 2001, the Company approved restructuring plans which, among other things, have led to the closure of substantially all of its Company-owned international operations, reduction of its workforce, closure of certain store locations, consolidation of facilities, redefinition of its information technology strategy, and the exit from certain other activities. Pre-tax charges of $759 million were recorded to SG&A to provide for these actions and other related items. During 2000, the Company recorded special charges totaling  $43 million, including the impairment of goodwill, severance costs and asset write-downs. See Note 15 to the Consolidated Financial Statements included herein for further information.

             Excluding the restructuring and other special charges noted above, SG&A expense would have been $1.3 billion or 20.8% of net sales in 2001 compared to the $1.5 billion or 15.7% of net sales in 2000. This decline in SG&A expense in 2001 compared to 2000 is the result of a combination of the restructuring decisions made in 2001 and variable cost declines associated with lower sales volume, as well as other cost reduction efforts. The increase in SG&A as a percentage of net sales is due, primarily, to the de-leveraging of expenses during the time frame of significant revenue reductions as described above, and to incremental costs resulting from the execution of the Company’s restructuring plans in 2001.

             In July 2001, the Company announced that it was accelerating the implementation of its strategy that involved transforming the Company from a traditional manufacturer of PCs to a leading provider of personalized technology solutions by better leveraging Gateway’s existing retail footprint, its brand position and its beyond-the-box solutions leadership. This acceleration consolidated the Company’s U.S. Consumer and Business operating units into one sales organization and included the formation of a new solutions group. As part of this shift, Gateway is turning its U.S. retail locations into local technology resource centers, serving as hubs for cross-functional sales, service and marketing teams that will provide customers with unparalleled personalization and local service and support. In August 2001, the Company announced plans to further align its operations and cost structure with this strategy including, among other things, the consolidation and closure of certain manufacturing and call center operations in the United States and the closure of substantially all of its Company-owned international operations.

2000 vs. 1999

             SG&A expenses totaled $1.5 billion in 2000 compared to $1.2 billion in 1999. In 2000, the Company continued to open retail stores, added sales personnel in other channels, experienced an increased depreciation charge due to the capitalization of systems infrastructure, and increased marketing in all segments. As a percentage of net sales, SG&A expenses were 16.1% in 2000, up from 13.8% in 1999.

Operating Income (Loss)

2001 vs. 2000

             Operating loss for 2001 totaled $1.2 billion compared to operating income of $511.3 million in 2000. The operating loss in 2001 resulted principally from the restructuring and other special charges and the $75 million loss from the consumer financing operations noted above. Excluding the restructuring and other special charges and the $75 million loss from the consumer financing operations described above, the Company had an operating loss of approximately $133 million in 2001 compared to the operating income of $606 million in 2000.

             Operating income in 2001 for the consumer segment was $15 million compared to $624 million in 2000. Business segment operating income in 2001 was $220 million and represented a decrease of 43% from 2000. The declines in operating income in the consumer and business segments in 2001 were due to net sales softness and de-leveraging of fixed expenses noted earlier. Internationally, the Company had an operating loss of $91 million prior to its exit from substantially all of its Company-owned international operations in 2001 and $50 million in 2000. Non-segment expenses for 2001 totaled $1.3 billion compared to $445 million in 2000. This increase is primarily the result of an increase in restructuring and other special charges described above. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

2000 vs. 1999

             Operating income for 2000 was $511.3 million compared to $595.7 in 1999. Operating income in 2000 for the consumer segment was $624 million and represented an increase of 32% over 1999 due to successful expansion of the beyond-the-box strategy. Business segment operating income in 2000 was $383 million and declined 19% over 1999, in line with the net sales softness and de-leveraging of fixed expenses noted earlier. Internationally, the Company had an operating loss of $50 million in 2000 compared to an operating income of $24 million in 1999 due to a challenging competitive environment. Non-segment expenses for 2000 totaled $445 million compared to $376 million in 1999.

Other Income (Loss), Net

             Other income (loss), net includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss), net resulted in a loss of $106 million in 2001 including charges totaling $184 million to write down the carrying value of the Company’s investments and long-term receivables associated with a strategic restructuring decision, partially offset by income of $34 million associated with the consumer financing portfolio which was sold during the third quarter. Other income (loss), net resulted in a loss of $103 million in 2000, including a charge of $152 million due to other than temporary declines in the Company’s investment portfolio. Excluding these items, other income (loss), net was $43 million, $49 million and $68 million in 2001, 2000 and 1999, respectively. The decrease in other income (loss), net from 1999 was due to higher interest expense in 2001 and gains on investments in 1999 with no significant corresponding gains in 2000 and 2001.

Income Taxes

             The Company recorded a tax benefit of $276 million or 21.4% of the Company’s loss before income taxes, extraordinary gain, and cumulative change in accounting principle for the year ended December 31, 2001. This tax benefit for 2001 differs from the federal income tax rate of 35% principally due to losses related to the Company’s foreign operations, certain restructuring and other special charges and the establishment of a valuation allowance against deferred tax assets related to unrealized capital losses associated with the investment impairments. Excluding these items, the effective tax rate for the year 2001 would have been 37% compared to 38% for 2000 and 35.5% for 1999. The effective tax rate for 1999 was favorably impacted by shifts in the geographic distribution of the Company’s earnings to tax advantaged international jurisdictions from the United States.

Liquidity and Capital Resources

             The following table presents selected financial statistics and information for the periods indicated:

	2001	2000	1999

		(dollars in thousands)
Cash and marketable securities	$1,166,054	$614,070	$1,336,371
Days of sales in accounts receivable	17	20	23
Days inventory on hand	12	15	8
Days in accounts payable	34	36	40
Cash conversion cycle	(5)	(1)	(9)

             At December 31, 2001, the Company had approximately $1.2 billion in cash and marketable securities. At December 31, 2001, and presently, no amounts were outstanding under the Company’s unsecured $300 million revolving line of credit and the Company had no long-term debt. As a result of the Company’s losses in 2001, which included significant restructuring and other special charges, borrowing availability under the credit facility will be limited from time to time during the term of the facility. The Company does not have any plans to borrow under the credit facility at this time. Despite declining market conditions and restructuring activities undertaken in 2001, the current ratio improved from 1.4 in 2000 to 1.9 in 2001 and the cash conversion cycle improved from minus 1 day in 2000 to minus 5 days in 2001.

             The Company used $270 million in cash from operations during 2001, including $218 million of net loss adjusted for non-cash items. Significant factors impacting cash used in operating activities include decreases in accounts payable and other liabilities of $571 million offset by decreases in accounts receivable of $302 million and inventory levels of $195 million. Cash proceeds from the sale, purchase and collection of financing and notes receivables of $591 million, $196 million from the issuance of a note payable, which was later extinguished in December 2001 as discussed below, net of payments and $200 million from the issuance of preferred stock were the primary cash inflows. The principal uses of cash include $199 million for capital expenditures and $283 million to purchase available-for-sale securities.

             The Company generated $289 million in cash from operations during 2000, including $551 million of net income adjusted for non-cash items. Significant factors impacting cash provided by operating activities include an increase in inventory levels of $123 million, an increase in other assets of $131 million, a decrease in accounts payable and other liabilities of $84 million, and a decrease in accounts receivable of $76 million. The adoption of SAB 101 increased inventory by $52 million and decreased receivables by $64 million as of December 31, 2000. Additionally, component inventory increased due to the decline in fourth quarter demand in 2000. The principal uses of cash included approximately $472 million to purchase notes and financing receivables net of proceeds received for repayment, $315 million for capital expenditures and $247 million to purchase investments in unconsolidated affiliates. Cash proceeds from the sale of marketable securities were $79 million, net of purchases of securities.

             The Company generated $731 million in cash from operations during 1999, including $590 million of net income adjusted for non-cash items. Other significant factors impacting cash provided by activities include an increase in accounts payable and other liabilities of $466 million, partially offset by an increase in accounts receivable of $116 million, inventory of $24 million and other assets of $185 million. The Company used approximately $338 million for capital expenditures, $50 million to purchase investments in marketable securities, net of proceeds of securities sold, $315 million to purchase financing receivables, net of proceeds received for repayment and $127 million to purchase investments in unconsolidated affiliates.

             In December 2001, the Company extinguished its convertible note to AOL through the issuance of 50,000 shares of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”), resulting in an extraordinary gain of $4.3 million, net of tax. The Series C Preferred Stock bears a 1.5% annual dividend, paid semi-annually. The third and final funding of Company’s investment agreement with AOL occurred in December 2001 when the Company issued $200 million of Series A Convertible Preferred Stock, bearing an annual dividend of 2.92% paid quarterly. The Series A Preferred Stock and the Series C Preferred Stock are subject to certain limitations on transfer and certain registration rights. See Note 7 to the Consolidated Financial Statements included herein for further information.

             Due to the Company’s significant loss in 2001, an income tax refund in excess of $200 million is expected in early 2002.

             As a result of the restructuring plans described in the Note 15 and 16 to the accompanying Consolidated Financial Statements, the Company expects future cash outlays of approximately $176 million primarily for the exit of its international operations. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. In addition, the Company expects cash inflows totaling approximately $50 million over the next several quarters as a result of the sale of certain assets in connection with the Company’s restructuring plan. Execution of the restructuring plan is anticipated to be substantially complete by the first quarter of 2003.

             The following represents contractual commitments associated with operating leases, royalty and licensing agreements and expected cash flow impacts from the restructurings announced in 2001 and 2002:

		Payments due by Period (in millions)

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Operating leases	$65	$91	$40	$85
Royalty/Licensing agreements	175	15	12	23
Restructuring, net	128	(4)	2	—

Total	$368	$102	$54	$108

             The Company also had Standby Letters of Credit and Guarantees outstanding at December 31, 2001, amounting to $2.6 million.

             The Company has an arrangement whereby it shares in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. The Company’s maximum exposure under this loss sharing arrangement is approximately $30 million. Financing origination’s under this arrangement ended in the second quarter of 2001. The estimated losses are provided for in the Company’s financial statements; however, if the actual losses prove to be greater than estimated it could affect the Company’s future results of operations. The Company believes that the actual results of this loss sharing arrangement will not materially affect liquidity.

             Management believes that the Company’s current sources of working capital, including its expected income tax refund, will provide adequate flexibility for the Company’s financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Forward Looking Statements” and “Business – Factors that May Affect Gateway’s Business and Future Results” as well as “Outlook” that could affect the Company’s estimates of future financial needs and sources of working capital.

             The Company continually evaluates the opportunity to sell additional equity and debt securities, restructure current debt arrangements or otherwise improve its financial position. The sale of additional equity, convertible debt or equity securities could have dilutive effects on stockholders. The Company will also consider the acquisition of or investment in complementary businesses, products, services and technologies which might affect its liquidity profile or the level of its equity and debt securities. In the event that the Company desires to engage in any of these activities, there can be no assurances that financing will be available in amounts or terms that are acceptable.

New Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

             In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.”

             The Company is required to adopt FAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, management cannot determine the potential effects that adoption of FAS 144 will have on the Company’s financial statements with respect to future disposal decisions. See Note 16 to the Consolidated Financial Statements included herein for discussion of decisions made in early 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

             During the third quarter of 2001, the Company made the decision to exit substantially all of its company-owned international operations. Prior to this decision, the Company used foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts were designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged were the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar and the Deutsche Mark over periods ranging from one to six months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which were effective as a hedge were included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts were included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income were not material for any period presented. As of December 31, 2001, the Company did not hold any forward contracts. Forward contracts designated to hedge foreign currency transaction exposure of $228 million were outstanding at December 31, 2000. The estimated fair value of these forward contracts at December 31, 2000 was $227 million based on quoted market prices.

             The Company is generally not subject to material market risk with respect to its investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Marketable equity securities that have certain regulatory disposal limitations could contain some market risk. The Company has approximately $36 million of marketable equity securities as of December 31, 2001. Regarding long-term investments, Gateway holds and expects to continue to consider investments in minority interests in companies having operations or technology in areas within Gateway’s strategic focus. Many of these investments are in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in years 2000 and 2001, and poor operating results of certain of these underlying investments have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of its investments. As of December 31, 2001, the Company held long term investments of approximately $88 million.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Accountants

Consolidated Statements of Operations for the years
ended December 31, 2001, 2000 and 1999	29

Consolidated Balance Sheets at December 31, 2001 and 2000	30

Consolidated Statements of Cash Flows for the years
ended December 31, 2001, 2000 and 1999	31

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
Income for the years ended December 31, 2001, 2000 and 1999	32

Notes to Consolidated Financial Statements	33

Financial Statement Schedule:

Schedule II -Valuation and Qualifying Accounts	54

Report of Independent Accountants

To the Stockholders and Board of Directors of Gateway, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gateway, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2000, the Company changed its revenue recognition policy relating to product shipments.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California
January 24, 2002, except for the second paragraph of Note 5 - Contingencies, as to which the date is February 1, 2002

Gateway, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2001, 2000 and 1999
(in thousands, except per share amounts)

	2001	2000	1999

Net sales	$6,079,524	$9,600,600	$8,964,900
Cost of goods sold	5,241,332	7,541,606	7,127,678

Gross profit	838,192	2,058,994	1,837,222
Selling, general and administrative expenses	2,022,122	1,547,701	1,241,552

Operating income (loss)	(1,183,930)	511,293	595,670
Other income (loss), net	(106,383)	(102,693)	67,809

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(1,290,313)	408,600	663,479
Provision (benefit) for income taxes	(275,908)	155,266	235,535

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(1,014,405)	253,334	427,944
Extraordinary gain on early extinguishment of debt, net of tax	4,341	—	—
Cumulative effect of change in accounting principle, net of tax	(23,851)	(11,851)	—

Net income (loss)	$(1,033,915)	$241,483	$427,944

Basic net income (loss) per share:
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$(3.14)	$0.79	$1.36
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	(0.07)	(0.04)	—

Net income (loss) per basic share	$(3.20)	$0.75	$1.36

Diluted net income (loss) per share:
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$(3.14)	$0.76	$1.32
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	(0.07)	(0.03)	—

Net income (loss) per diluted share	$(3.20)	$0.73	$1.32

Weighted average shares outstanding:
Basic	323,289	321,742	313,974

Diluted	323,289	331,320	324,421

The accompanying notes are an integral part of the consolidated financial statements.

.

Gateway, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(in thousands, except per share amounts)

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$730,999	$483,997
Marketable securities	435,055	130,073
Accounts receivable, net	219,974	544,755
Inventory	120,270	315,069
Other, net	616,626	793,166

Total current assets	2,122,924	2,267,060
Property, plant and equipment, net	608,429	897,414
Intangibles, net	36,304	165,914
Other assets, net	219,200	850,257

	$2,986,857	$4,180,645

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$341,122	$785,345
Accrued liabilities	468,609	556,323
Accrued royalties	135,698	138,446
Other current liabilities	200,599	179,021

Total current liabilities	1,146,028	1,659,135
Other long-term liabilities	82,636	141,171

Total liabilities	1,228,664	1,800,306

Commitments and contingencies (Note 5)

Series C redeemable convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2001	193,109	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2001	200,000	—
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value,1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 323,973 shares and 323,955 shares issued in 2001 and 2000, respectively	3,239	3,239
Additional paid-in capital	731,623	741,646
Common stock in treasury, at cost, 552 shares in 2000	—	(21,948)
Retained earnings	616,420	1,650,335
Accumulated other comprehensive income	13,802	7,067

Total stockholders’ equity	1,565,084	2,380,339

	$2,986,857	$4,180,645

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(1,033,915)	$241,483	$427,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199,976	189,084	134,105
Provision for uncollectible accounts receivable	23,151	25,453	28,334
Deferred income taxes	(29,831)	(82,818)	(2,876)
Loss on investments	186,745	151,694	—
Write-down of long-lived assets	418,304	19,085	—
Cumulative effect of change in accounting principle	23,851	11,851	—
Extraordinary gain on extinguishment of debt	(4,341)	—	—
Other, net	(1,707)	(4,795)	2,381
Changes in operating assets and liabilities:
Accounts receivable	301,630	76,191	(115,822)
Inventory	194,799	(123,196)	(23,947)
Other assets	21,729	(131,126)	(185,192)
Accounts payable	(442,312)	(113,800)	181,704
Accrued liabilities	(87,714)	(55,201)	195,299
Accrued royalties	(2,747)	(15,395)	(14,033)
Other liabilities	(37,957)	100,262	103,157

Net cash provided by (used in) operating activities	(270,339)	288,772	731,054

Cash flows from investing activities:
Capital expenditures	(199,493)	(314,804)	(338,211)
Investments in other long-term investments	—	(246,900)	(126,931)
(Purchases) sales of available-for-sale securities, net	(282,798)	78,988	(49,553)
Proceeds from the sale of financing receivables	569,579	54,090	—
Purchase of financing receivables, net of repayments	(28,476)	(463,693)	(315,207)
Proceeds from (purchases of) notes receivable	50,000	(62,500)	—
Other, net	189	1,539	(1,384)

Net cash provided by (used in) investing activities	109,001	(953,280)	(831,286)

Cash flows from financing activities:
Proceeds from issuances of notes payable	200,000	3,000	—
Principal payments on long-term obligations and notes payable	(3,984)	(8,934)	(6,287)
Purchase of treasury stock	—	(58,992)	(122,580)
Proceeds from stock issuance	200,000	1,775	100,000
Stock options exercised	9,431	83,346	83,341

Net cash provided by financing activities	405,447	20,195	54,474

Foreign exchange effect on cash and cash equivalents	2,893	656	3,602

Net increase (decrease) in cash and cash equivalents	247,002	(643,657)	(42,156)
Cash and cash equivalents, beginning of year	483,997	1,127,654	1,169,810

Cash and cash equivalents, end of year	$730,999	$483,997	$1,127,654

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

	2001		2000		1999

	Shares	Amount	Shares	Amount	Shares	Amount

Series A preferred stock:
Balance, beginning of year	—	$—	—	$—	—	$—
Issuance of preferred stock	50	200,000

Balance, end of year	50	$200,000	—	$—	—	$—

Common stock:
Balance, beginning of year	323,955	$3,239	320,016	$3,200	313,138	$3,131
Stock issuances under employee plans	18	—	3,371	34	4,153	42
Issuance of common stock and warrants	—	—	568	5	2,725	27

Balance, end of year	323,973	$3,239	323,955	$3,239	320,016	$3,200

Additional paid-in capital:
Balance, beginning of year		$741,646		$656,870		$364,421
Stock issuances under employee plans, including tax benefit of $1,120, $56,105, and $79,961 in 2001, 2000, and 1999, respectively		(11,397)		50,577		92,476
Issuance of common stock and warrants		1,374		34,199		199,973

Balance, end of year		$731,623		$741,646		$656,870

Treasury stock, at cost:
Balance, beginning of year	552	$(21,948)	730	$(51,796)	—	$—
Common stock purchased		—	1,165	(58,992)	2,884	(122,580)
Stock issuances under employee plans	(552)	21,948	(1,343)	88,840	(2,154)	70,784

Balance, end of year	—	$—	552	$(21,948)	730	$(51,796)

Retained earnings:
Balance, beginning of year		$1,650,335		$1,408,852		$980,908
Net income (loss)		(1,033,915)		241,483		427,944

Balance, end of year		$616,420		$1,650,335		$1,408,852

Accumulated other comprehensive income (loss):
Balance, beginning of year		$7,067		$(8)		$(4,085)
Foreign currency translation		(3,165)		(732)		4,941
Unrealized gain (loss) on available-for-sale securities		9,900		7,807		(864)

Balance, end of year		$13,802		$7,067		$(8)

Total stockholders’ equity		$1,565,084		$2,380,339		$2,017,118

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

             Gateway, Inc. (the “Company”) is a direct marketer of personal computers (“PCs”) and PC-related products and services. The Company develops, manufactures, markets and supports a broad line of desktop and portable PCs, servers, and PC-related products used by individuals, families, businesses, government agencies and educational institutions. The Company also offers and supports PC-related services including training, financing and Internet service.

             The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

(a)	Basis of Presentation:

             The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

(b)	Use of Estimates:

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

(c)	Cash and Cash Equivalents:

             The Company considers all highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

(d)	Marketable Securities and Long-Term Investments:

             Marketable securities consist of mutual funds, equity securities which are in the process of being liquidated, commercial paper and debt securities, with market values that approximate their amortized cost. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas within or adjacent to Gateway’s strategic focus. Certain of the investments carry restrictions on immediate disposition. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. Investments in public companies with restrictions related to the Company’s ability to dispose of the investment within one year are classified as available-for-sale and are adjusted to their fair value based on one of the following methods: (i) quoted market prices; (ii) current rates for similar issues; (iii) recent transactions for similar issues; or (iv) present value of expected cash flows. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other than temporary are reported in other income (loss), net. Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of other income (loss), net.

(e)	Finance Receivables:

             During 2001, the Company made the decision to discontinue substantially all of its own financing of consumer receivables. See Note 2 for further information.

             Finance receivables, included in other current assets and other assets, consist of receivables due from customer installment purchases of the Company’s products and services net of allowance for losses. Finance charges on the receivables are recognized using the interest method. Finance charge accruals are generally suspended on accounts when they become 60 days contractually delinquent. Receivable origination and commitment fees are deferred and amortized as a component of finance charges over the life of the related receivable.

             The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolio and that portion of a third-party’s receivables that is subject to a loss sharing arrangement. The Company has an arrangement whereby it shares in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. The allowance is assessed on a regular basis by management and is based upon management’s periodic review of the collectibility of the receivables with respect to historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer’s ability to repay and general economic conditions. Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible, generally when the receivable becomes 180 days delinquent.

(f)	Inventory:

             Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. On a quarterly basis, the Company compares on a part by part basis, the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in the Company’s consolidated balance sheet at December 31, 2001 and 2000 are considered adequate by the Company’s management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with the Company’s inventory.

(g)	Property, Plant and Equipment:

             Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the asset’s estimated useful lives, as follows:

Estimated Useful Life (Years)

Office and Production Equipment	3-7
Furniture & Fixtures	10
Internal Use Software	3-5
Vehicles	3
Leasehold Improvements	10 or Lesser of Lease Life or Asset Category Life
Buildings	35

             Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income (loss).

(h)	Intangible Assets:

             Intangible assets are amortized on a straight-line basis over four to ten years. During 2001 and 2000, the Company recorded charges of $140.0 million and $19.1 million, respectively, related to impairment of goodwill and related intangibles based on an assessment of the related future net cash flows.

(i)	Long-lived Assets:

             The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

(j)	Royalties:

             The Company has royalty-bearing license agreements that allow the Company to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(k)	Warranty:

             The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(l)	Revenue Recognition:

             The Company recognizes revenue from product sales upon delivery of the product to its customers. Revenue from services that are rendered by the Company, such as extended warranty, training and Internet service, is recognized as the services are provided. Revenue from the sale of services that are rendered by third parties are generally recognized at the time of sale. For sales involving multiple elements, revenue is allocated to each element based on fair value. Discounts related to coupons and mail-in rebates are recorded as a reduction of revenue at the time of sale. Estimates of future product returns are recorded as a reduction to revenue at the time of sale based on historical experience.

             During the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognized in Financial Statements.” As a result, the Company changed its revenue recognition policy effective January 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was $11.9 million, net of tax.

(m)	Advertising Costs:

             Advertising costs are charged to expense as incurred. Advertising expenses were $239.6 million, $328.0 million, and $256.8 million for 2001, 2000 and 1999, respectively.

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

(o)	Net Income (Loss) Per Share (in thousands):

             Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the year ended December 31, 2001, exclude 2,703 weighted average incremental shares related to employee and director common stock options, Series A convertible preferred stock and non-employee warrants. The Series C Redeemable Convertible Preferred Stock is contingently convertible and therefore is not included in calculating earnings per share as the contingency has not been met as of December 31, 2001. The number of weighted average incremental shares related to employee and director common stock options excluded from the dilutive calculation for the year ended December 31, 2000 and 1999 were 14,077 and 1,549, respectively. These shares have been excluded from the calculation as their effect is antidilutive.

             The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (in thousands):

	2001	2000	1999
Weighted average shares for basic earnings per share	323,289	321,742	313,974
Dilutive effect of stock options	—	9,578	10,447

Weighted average shares for diluted earnings per share	323,289	331,320	324,421

(p)	Stock-based Compensation:

             The Company measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

(q)	Derivative Instruments, Hedging Activities and Foreign Currency:

             The Company considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in “Accumulated other comprehensive income.” Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in “Other income (loss), net.”

             During the third quarter of 2001, the Company made the decision to exit substantially all of its company-owned international operations. Prior to this decision, the Company used foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts were designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged were the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar and the Deutsche Mark over periods ranging from one to six months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which were effective as a hedge were included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts was recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income (loss) are not material for any period presented. As of December 31, 2001, the Company did not hold any forward contracts. Forward contracts designated to hedge foreign currency transaction exposure of $228 million were outstanding at December 31, 2000. The estimated fair value of these forward contracts at December 31, 2000 was $227 million based on quoted market prices.

                In the first quarter of 2001, the Company adopted Statement of Financial Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). Under FAS 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. Changes in fair values are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs.

             The Company uses foreign currency forward contracts to hedge foreign currency transactions. These forward contracts are designated as cash flow hedges and generally have three to six month terms. Additionally, the Company holds warrants as investments in connection with certain strategic relationships. On January 1, 2001, the Company’s financial statements were adjusted by $37 million, of which $4 million related to the Company’s hedges and warrants mentioned above, to record the cumulative effect of adopting this accounting principle.

(r)	Segment Data:

             The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

(s)	New Accounting Pronouncements:

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

             In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.”

             The Company is required to adopt FAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s consolidated financial position or results of operations because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions, if any, initiated by management. As a result, management cannot determine the potential effects that adoption of FAS 144 will have on the Company’s consolidated financial position or results of operations with respect to future disposal decisions. See Note 16 for a discussion of decisions made in early 2002.

2.   Finance Receivables:

             Finance receivables, included in other current assets and other assets, consist of receivables due from customer installment purchases of the Company’s products and services net of allowance for losses. In February 2001, the Company sold approximately $500 million of financing receivables to a third party at book value with no recourse. Subsequently, management decided that, while it will continue to offer customer financing, it discontinued providing customer financing to lesser quality credits. In March 2001, management made the further decision to sell the substantial balance of its remaining financing receivables portfolio consisting of such lesser quality credits. As a result of this decision, in the first quarter the Company recorded an additional charge of $100 million, included in cost of goods sold, to reduce the carrying value of these receivables to their estimated net realizable value. From the date of the decision to sell to completion of the sale, the Company recorded $34 million of income in other income (loss), net related to the portfolio.

             At December 31, the components of net finance receivables were as follows (in thousands):

	2001	2000

Gross Finance Receivables	$9,907	$779,117
Unearned Income	—	(2,351)

Finance Receivables, net	9,907	776,766

Less current portion	9,907	361,112

Amounts due after one year, net	$—	$415,654

3.   Financing Arrangements:

             The Company maintains an unsecured credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit which expires in October 2004. As of December 31, 2001 and 2000, the revolving line of credit facility had no amounts outstanding. The Company has not had any loans outstanding under this credit facility. Borrowings under the credit facility are available subject to compliance with certain covenants. As a result of the Company’s losses in 2001, which include significant restructuring and other special charges, borrowing availability under the credit facility will be limited from time to time during the term of the facility. The Company does not have any plans to borrow under the credit facility at this time.

4.   Marketable Securities and Long-Term Investments:

             At December 31, 2001 and 2000, the carrying value of the Company’s short-term and long-term investments is as follows (in thousands):

	2001

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Cumulative Effect of Change in Accounting Principle	Carrying Value

Equity	$26,409	$14,114	$—	$(4,225)	$—	$36,298
State and municipal	3,070	—	—	—	—	3,070
Mortgage-backed securities	55,781	341	—	—	—	56,122
US Government and agencies	189,158	524	(95)	—	—	189,587
Corporate securities	149,486	624	(132)	—	—	149,978

Total marketable securities	$423,904	$15,603	$(227)	$(4,225)	$—	$435,055

Publicly traded equity investments	$126,432	$1,418	$(181)	$(76,412)	$—	$51,257
Other long-term investments	127,590	—	—	(57,347)	(33,330)	36,913

Total long-term investments	$254,022	$1,418	$ (181)	$(133,759)	$(33,330)	$88,170

	2000

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Carrying Value

Equity	$1,400	$—	$(129)	$(1,091)	$180
Mutual funds	117,462	—	(389)	—	117,073
US Government and agencies	5,000	—	—	—	5,000
Corporate securities	7,820	—	—	—	7,820

Total marketable securities	$131,682	$—	$(518)	$(1,091)	$130,073

Publicly traded equity investments	$181,403	$7,472	$(141)	$(51,694)	$137,040
Other long-term investments	302,103	—	—	(100,000)	202,103

Total long-term investments	$483,506	$7,472	$(141)	$(151,694)	$339,143

             The Company’s investments in debt securities consist of state and municipal securities, US Government and agencies and corporate securities. The following table summarizes debt maturities at December 31, 2001 (in thousands):

	Amortized Cost	Carrying Value

Less than one year	$110,742	$110,993
Due in 1-2 years	225,480	226,139
Due in 2-5 years	5,492	5,503

	$341,714	$342,635

             Due to other than temporary declines in the market value of its investment portfolio, the Company recorded a pre-tax charge of $134 million and $152 million in 2001 and 2000, respectively. As discussed in Note 1, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As a result of this adoption, the Company’s financial statements were adjusted by $37 million, of which $33 million related to the Company’s long-term investments, to record the cumulative effect of this statement.

5.   Commitments, Contingencies and Concentrations:

             Commitments:

             The Company leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2027. Rent expense was approximately $84 million, $89 million and $53 million for 2001, 2000 and 1999, respectively.

             Future minimum lease and royalty payments under terms of operating leases and royalty agreements as of December 31, 2001 are as follows (in thousands):

	Operating Leases	Royalty Agreements

2002	$65,127	$175,306
2003	55,057	8,650
2004	36,247	6,100
2005	22,693	6,100
2006	17,370	6,100
Thereafter	84,786	22,925

Total	$281,280	$225,181

             Total future minimum operating lease commitments and royalty payments at December 31, 2000 were approximately $390 million and $230 million, respectively.

             The Company has entered into licensing and royalty agreements that allow it to use certain hardware and software intellectual properties in its products. Total royalty expense is expected to be greater than this minimum amount for these periods.

             The Company has an arrangement whereby it shares in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. The Company’s maximum exposure under this loss sharing arrangement is approximately $30 million. The estimated losses are provided for in the Company’s financial statements; however, if the actual losses prove to be greater than estimated it could affect the Company’s future results of operations.

             Contingencies:

             The Company had Standby Letters of Credit and Guarantees outstanding at December 31, 2001, amounting to $2.6 million.

             On December 7, 2000, James Burton (“Burton”) filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway’s financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway’s stock between April 14, 2000 and February 28, 2001 (the “class period”). The complaints seek damages and attorneys’ fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court’s designation of a “lead plaintiff.” On April 23, 2001, plaintiffs’ counsel filed a Revised Motion to Appoint Perry Capital and Teachers’ Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs’ Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting the defendants’ motion to dismiss, but has allowed the plaintiffs to file an amended complaint within 60 days.

             On March 27, 2001, Bruce Eubank (“Eubank”) filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway’s former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney’s fees. On May 15, 2001, Jacob Scheinhartz (“Scheinhartz”) filed a similar derivative suit in the United States District Court for the Southern District of California. The Company has filed motions seeking dismissal of the Eubank lawsuit. Both of these derivative lawsuits have been voluntarily stayed pending motions to dismiss the consolidated federal class actions.

             The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies, subject to potential reservations of rights. The Company intends to vigorously defend these actions, and believes that in the event that it is not fully successful, insurance coverage should be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company’s consolidated financial statements do not include any adjustments related to these matters.

             Additionally, the Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company’s management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company’s business, financial position, results of operations or cash flows.

             Concentrations:

             Gateway participates in the PC and related products and services industries that are characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. Gateway’s operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its product and solutions quickly in response to customer demand; differentiate its products and solutions from those of its competitors or compete successfully in the markets for its new products and solutions.

             Gateway depends on many third-party suppliers for key components contained in its product and solutions offerings. For some of these components, Gateway may only use a single source supplier, in part due to the lack of alternative sources of supply. If the supply of a key material component is delayed or curtailed, Gateway’s ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected possibly resulting in reductions in net sales. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of Gateway’s third-party suppliers for key components was to erode, the delay or curtailment of deliveries of key material components could occur. Additionally, Gateway’s reliance on third-party suppliers of key material components exposes the Company to potential product quality issues that could affect the reliability and performance of its products and solutions. Any lesser ability to ship its products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for the Company’s products or solutions and lead to a reduction in the Company’s net sales.

6.   Income Taxes:

             The components of the provision for income taxes are as follows (in thousands):

	2001	2000	1999

Current:
United States	$(275,869)	$241,876	$238,799
Foreign	15,964	(3,792)	(388)
Deferred:
United States	(166,329)	(73,295)	(13,850)
Foreign	42,589	(9,523)	10,974
Change in valuation allowance	107,737	—	—

	$(275,908)	$155,266	$235,535

             A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	2001	2000	1999

Federal income tax at statutory rate	$(451,610)	$143,010	$232,218
Losses from foreign operations	123,935	—	—
Increase in valuation allowance	107,737	—	—
State income tax, net of federal benefit	(26,423)	9,854	10,745
Other, net	(29,547)	2,402	(7,428)

Provision for income taxes	$(275,908)	$155,266	$235,535

             Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2001	2000

U.S. deferred tax assets:
Inventory	$10,995	$7,941
Accounts receivable	6,899	29,208
Accrued liabilities	102,236	117,529
Other liabilities	38,556	56,463
Other assets	36,887	—
Operating loss carryforwards	24,394	—
Property, plant and equipment	31,106	—
Investments	115,316	56,676
Other	9,906	8,291

Total U.S.	376,295	276,108
Foreign deferred tax assets:
Operating loss carryforwards	—	35,583
Other	—	7,006

Total foreign	—	42,589

Total deferred tax assets	376,295	318,697

U.S. deferred tax liabilities:
Intangible assets	—	60,001
Property, plant & equipment	—	23,587
Other	5,386	1,768

Total deferred tax liabilities	5,386	85,356
Valuation allowance	(107,737)	—

Net deferred tax assets	$263,172	$233,341

             The Company has a federal net operating loss carryforwards of $25 million that expires after 2021 and state net operating loss carryforwards of $339 million that expire between 2006 and 2021, depending on each state’s law. Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that the net deferred tax assets recorded will be realized.

             The Company has established a valuation allowance for certain deferred tax assets resulting from unrealized investment losses. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these assets. The realization of these deferred tax assets is dependent upon the Company’s ability to recover these investment losses or generate future capital gains.

7.   Preferred Stock and Preferred Share Purchase Rights Plan:

             The Company has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company’s Board of Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At December 31, 2001 no shares of Series B Junior Participating Preferred Stock were outstanding.

             On January 19, 2000, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed non-consensual takeover of the Company believed not to be in the stockholders’ best interests. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series B Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $350. In general, with certain exceptions, the Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders, other than Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on January 18, 2010, are redeemable in whole, but not in part, at the Company’s option for a price of $0.001 per Right.

             During 1999, the Company entered into a strategic relationship with America Online, Inc. (“AOL”) to leverage certain of the companies’ sales and distribution channels and capabilities. As a part of the agreement, AOL agreed to invest $800 million in the Company over a three-year period. In December 1999, the Company sold $200 million of common stock to AOL for cash and shares of AOL as the first closing.

             On February 2, 2001, the Company received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with AOL. In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million which resulted in an extraordinary gain of $7 million or $4.3 million, net of taxes. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the interest method. This accretion will be taken into account in determining net income (loss) attributable to common stockholders for the purposes of computing earnings per share. The Series C preferred stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to the Company in December 2004, 2009 and 2014 at face value and the Company can satisfy this put option in cash or registered common stock at its option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at anytime prior to December 2014, provided the Company’s common stock trades over $33.68 for 5 consecutive days. In addition, the Company can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

             The Company issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of the Company on the third anniversary of its issuance at a conversion rate between $8.99 and $10.07 per share based on the fair value of the Company’s common stock at the date of conversion. The preferred stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

8.   Stock Option Plans, Employee Stock Purchase Plan and Warrant:

             The Company maintains various stock option plans for its employees. Employee options are generally granted at the fair market value of the related common stock at the date of grant. These options generally vest over a four-year period from the date of grant. In addition, these options generally expire, if not exercised, ten years from the date of grant. The Company also maintains option plans for non-employee directors. Option grants to non-employee directors generally have an exercise price equal to the fair market value of the related common stock on the date of grant. These options generally vest over one to three-year periods and generally expire, if not exercised, ten years from the date of grant.

             For all of the Company’s stock option plans, options for 29,125,000; 11,351,000 and 5,544,000 shares of common stock were exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted-average exercise price of $41.89; $23.35 and $12.67, respectively. In addition, options for 61,000; 61,000 and 126,000 shares of Class A common stock were exercisable at December 31, 2001, 2000 and 1999, respectively, with a weighted average exercise price of $0.93; $0.93 and $0.94, respectively. Class A common stock may be converted into an equal number of shares of common stock at any time. There were 9,797,000; 10,889,000 and 4,504,000 shares of common stock reserved and available for grant under the plans at December 31, 2001, 2000 and 1999, respectively.

             The following table summarizes activity under the stock option plans for 2001, 2000 and 1999 (in thousands, except per share amounts):

	Common Stock	Weighted- Average Price	Class A Common Stock	Weighted- Average Price

Outstanding, December 31, 1998	24,654	$17.10	560	$0.97
Granted	20,850	37.17	—	—
Exercised	(5,884)	14.12	(434)	0.97
Forfeited	(2,824)	25.14	—	—

Outstanding, December 31, 1999	36,796	28.60	126	0.94

Granted	19,312	61.65	—	—
Exercised	(4,089)	20.48	(65)	0.93
Forfeited	(3,379)	35.70	—	—

Outstanding, December 31, 2000	48,640	41.80	61	0.93

Granted	35,144	13.59	—	—
Exercised	(570)	15.95	—	—
Forfeited	(19,405)	38.81	—	—

Outstanding, December 31, 2001	63,809	$27.78	61	$0.93

             The following table summarizes information about the Company’s Common Stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$ .93-9.85	16,055	9.04	$ 6.17	2,158	$ 7.36
9.93-20.23	20,988	8.35	17.87	5,476	16.85
20.28-56.88	18,106	7.47	39.67	12,993	42.01
57.00-82.50	8,721	8.33	66.54	8,559	66.45

             The weighted-average fair value per share of options granted during 2001, 2000 and 1999 was $8.09, $36.76, and $22.51, respectively. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2001, 2000, and 1999: dividend yield of zero percent; risk-free interest rates ranging from 2.2 to 6.6 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 73 percent in 2001 and 60 percent in 2000 and 1999.

             Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999

Net income (loss) - as reported	$(1,033,915)	$241,483	$427,944
Net income (loss) - pro forma	(1,106,376)	(53,675)	$319,494

Net income (loss) per share – as reported
Basic	$(3.20)	$0.75	$1.36
Diluted	$(3.20)	$0.73	$1.32
Net income (loss) per share – pro forma
Basic	$(3.42)	$(0.17)	$1.02
Diluted	$(3.42)	$(0.17)	$0.98

             The pro forma effect on net income (loss) for 2001, 2000 and 1999 is not fully representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1997.

             The Company also offers eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at 85% of the lower of the fair market value on the first or last business day of each month. Employees may purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares purchased for participating employees under the plan were 472,000; 110,000 and 50,000 in 2001, 2000 and 1999, respectively.

             During 2001, the Company issued a warrant to purchase 624,750 shares of common stock in exchange for certain consulting services. As of December 31, 2001, the warrant is outstanding and exercisable. The exercise price of the warrant is $8.92 per share and it expires on September 4, 2005.

9.   Retirement Savings Plan:

             The Company has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age and have been employed by the Company for at least six months. Participants may contribute up to 20% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. The Company contributed $7.8 million, $8.1 million and $6.4 million to the Plan during 2001, 2000, and 1999, respectively.

10.   Acquisition:

             During the first quarter of 1999, the Company paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The Company subsequently sold half of that interest to a third party. During the first quarter of 2000, the Company issued 537,554 shares of common stock to exercise its option to purchase the remaining 80.1% interest (resulting in a 90% ownership interest) and entered into an agreement to make annual payments totaling approximately $20 million ratably over ten years beginning in April 2002. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155 million, which includes the cost basis of the original investment and liabilities assumed, has been allocated primarily to goodwill that was being amortized over a ten year period. In 2001, the Company decided to abandon the business and technology related to the acquisition of NECX, Direct, LLC, and recorded a $140 million impairment charge based on its revised estimate of future cash flows associated with the business. Pro forma statements of operations reflecting the acquisition of NECX are not shown as such amounts would not differ materially from reported results.

11.   Selected Balance Sheet Information and Comprehensive Income (Loss) (in thousands):

	2001	2000

Accounts receivable, net:
Accounts receivable	$224,443	$557,479
Allowance for uncollectible accounts	(4,469)	(12,724)

	$219,974	$544,755

Inventory:
Components and subassemblies	$92,669	$252,085
Finished goods	27,601	62,984

	$120,270	$315,069

Property, plant and equipment, net:
Land	$12,649	$18,766
Leasehold improvements	170,210	169,715
Buildings	103,730	202,100
Construction in progress	71,870	159,386
Internal use software	215,497	250,775
Office and production equipment	365,127	348,742
Furniture and fixtures	108,680	134,009
Vehicles	657	25,203

	1,048,420	1,308,696
Accumulated depreciation and amortization	(439,991)	(411,282)

	$608,429	$897,414

Intangibles:
Intangibles	$50,550	$226,702
Accumulated amortization	(14,246)	(60,788)

	$36,304	$165,914

Other current assets:
Finance receivables, net	$6,744	$288,357
Income taxes receivable	274,727	37,150
Deferred income taxes	139,383	162,206
Other	195,772	305,453

	$616,626	$793,166

Other assets:
Finance receivables, net	$—	$413,303
Long-term investments	88,170	339,143
Other	131,030	97,811

	$219,200	$850,257

Accrued liabilities:
Warranty	$84,024	$127,770
Restructuring	126,439	—
Other	258,146	428,553

	$468,609	$556,323

Other current liabilities:
Deferred revenue	$72,202	$116,089
Other	128,397	62,932

	$200,599	$179,021

Other long-term liabilities:
Deferred revenue	$42,124	$62,673
Warranty	18,682	54,910
Other	21,830	23,588

	$82,636	$141,171

Accumulated other comprehensive income:
Foreign currency translation	$(2,911)	$254
Unrealized loss on available-for-sale securities	16,713	6,813

	$13,802	$7,067

Other comprehensive income (loss):	2001	2000	1999

Net income (loss)	$(1,033,915)	$241,483	$427,944
Foreign currency translation	(3,165)	(732)	4,941
Unrealized gain (loss) on available-for-sale securities	9,900	7,807	(864)

Total comprehensive income (loss)	$(1,027,180)	$248,558	$432,021

12.	Supplemental Statements of Cash Flows Information (in thousands):

	2001	2000	1999

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,962	$2,256	$1,533
Cash paid during the year for income taxes	$—	$209,371	$218,944
Supplemental schedule of noncash investing and financing activities:
Extinguishment of note payable and issuance of Series C Redeemable Convertible Preferred Stock	$193,109	$—	$—
Acquisitions
Fair value of assets acquired	$—	$4,962	$—
Less: Liabilities assumed	—	37,391	—

Common stock issued for acquisitions	$—	$32,429	$—
Common stock issued in exchange for common stock of investee	$—	$—	$100,000

13.	Segment Data:

             The Company’s segments are based on geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific (A-P). During the third quarter of 2001, the Company exited substantially all of its company-owned international operations. Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the year ended December 31, 2001 and 2000, include restructuring and other special charges discussed in Note 15.

             The following table sets forth summary information by segment (in thousands):

	2001	2000	1999

The Americas
Net sales:
Consumer	$3,097,375	$5,401,016	$4,660,936
Business	2,430,815	2,836,967	3,020,209

	$5,528,190	$8,237,983	$7,681,145

Operating income:
Consumer	$15,303	$624,149	$473,124
Business	219,773	382,512	474,599

	$235,076	$1,006,661	$947,723

Income tax expense (benefit)	(294,319)	165,825	224,949
Depreciation and amortization	185,739	169,602	116,142
Segment assets	2,930,953	3,695,002	3,449,240
Long-lived assets	740,143	1,742,015	1,124,467

EMEA
Net sales	$229,026	$586,361	$556,100
Operating loss	(53,493)	(55,126)	(8,807)
Income tax expense (benefit)	8,034	(2,689)	(734)
Depreciation and amortization	8,118	10,974	9,235
Segment assets	34,944	243,917	241,489
Long-lived assets	—	60,489	61,676

A-P
Net sales	$322,308	$776,256	$727,655
Operating income (loss)	(37,548)	4,799	33,049
Income tax expense (benefit)	10,377	(7,870)	11,320
Depreciation and amortization	6,119	8,508	8,728
Segment assets	20,960	241,726	263,959
Long-lived assets	—	40,564	38,739

             A reconciliation of the segments’ operating income (loss) is as follows:

Operating income (loss):
Segment operating income	$144,035	$956,334	$971,965
Non-segment operating expenses:
Restructuring and other special charges:
Cost of goods sold	(216,327)	(51,369)	—
Selling, general and administrative expenses	(759,170)	(43,368)	—
Other non segment operating expenses	(352,468)	(350,304)	(376,295)

Total operating income (loss)	$(1,183,930)	$511,293	$595,670

14.	Selected Quarterly Financial Data (Unaudited):

             The following tables contain selected unaudited consolidated quarterly financial data for the Company (in thousands, except per share data):

2001:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$2,033,510	$1,500,875	$1,409,759	$1,135,380
Gross profit	197,305	280,106	120,060	240,721
Operating income (loss)	(575,955)	(53,440)	(555,251)	716
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(479,053)	(20,786)	(519,662)	5,096
Net income (loss)	$(502,904)	$(20,786)	(519,662)	$9,437

Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle :
Basic	$(1.48)	$(0.06)	$(1.61)	$0.02
Diluted	$(1.48)	$(0.06)	$(1.61)	$0.03
Net income (loss) per share:
Basic	$(1.56)	$(0.06)	$(1.61)	$0.03
Diluted	$(1.56)	$(0.06)	$(1.61)	$0.03
Basic weighted average shares outstanding	322,868	323,014	323,296	323,965
Diluted weighted average shares outstanding	322,868	323,014	323,296	327,341

2000:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$2,398,950	$2,207,017	$2,548,290	$2,446,343
Gross profit	518,502	499,371	578,697	462,424
Operating income (loss)	186,264	163,589	186,692	(25,252)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	131,491	118,178	131,838	(128,173)
Net income (loss)	$119,640	$118,178	$131,838	$(128,173)

Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle :
Basic	$0.41	$0.37	$0.41	$(0.40)
Diluted	$0.40	$0.36	$0.40	$(0.40)
Net income per share:
Basic	$0.37	$0.37	$0.41	$(0.40)
Diluted	$0.36	$0.36	$0.40	$(0.40)
Basic weighted average shares outstanding	320,013	321,265	322,408	323,252
Diluted weighted average shares outstanding	332,541	331,727	333,681	323,252

15.	Restructuring and Other Special Charges:

             During 2001, the Company approved restructuring plans to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including substantially all of its company-owned international operations. Pre-tax charges of $876 million, including non-cash charges of $535 million, were recorded in 2001 to provide for these actions and other related items. The charges are included in cost of goods sold, selling, general and administrative expenses and other income (loss), net.

             The following table summarizes charges recorded during 2001 for exit activities and asset write-downs (in millions):

	Exit Activities

	Amount Paid Prior to December 31, 2001	Accrued at December 31, 2001	Asset Write- downs	Additional Depreciation Expense	Total Charges 2001

Productivity Initiatives	$63	$7	$2	$—	$72
Facilities/Capital Assets	9	9	161	13	192
Operating Assets	18	12	44	12	86
International Restructuring	108	89	147	5	349
Impairment of goodwill and related intangibles	—	—	140	—	140
Other	17	9	11	—	37

Total	$215	$126	$505	$30	$876

             The nature of the charges recorded during the year ended December 31, 2001 is as follows:

  Productivity Initiatives - The Company recorded a $72 million charge related to severance benefits to terminated employees in the United States and Canada. The Company terminated approximately 5,000 employees during the year, including approximately 1,700 employees related to retail store closings, 1,150 employees primarily related to sales and customer service, 1,000 manufacturing employees, 700 call center employees and 450 other administrative personnel.
  Facilities/Capital Assets –The Company recorded a $192 million charge related to the abandonment of certain capital assets, including $144 million primarily related to the abandonment of certain information technology projects in the United States. The Company incurred charges of approximately $18 million, principally related to future lease commitments, net of expected recoveries, as a result of consolidating certain of the Company’s facilities. The Company also reduced its estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense during 2001.
  Operating Assets - The Company recorded a charge of $86 million related to the closing of 33 stores in the U.S. and 11 stores in Canada and the exit of all of its store-within-a-store locations. In connection with these store closings, the Company incurred charges of approximately $30 million during 2001 in exit costs related to future lease commitments, net of expected recoveries and $44 million for impairment of store assets that were abandoned during 2001. The Company also reduced its estimate of the useful lives of assets related to stores that had not yet been closed and recorded an additional $12 million of depreciation expense in 2001.
  International Restructuring – The Company recorded a charge of $349 million related to its international restructuring and exit from substantially all of its company-owned international operations, including $26 million for lease commitments associated with the closing of its facilities, $147 million for impairment of assets at closed facilities, $88 million related to severance for 1,520 employees in Europe and 1,710 employees in Asia Pacific, $68 million associated with the settlement of contractual obligations and $15 million of other charges. The Company also reduced its estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

  Impairment of goodwill and related intangibles - The Company decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result of this decision, the Company’s revised estimate of future cash flows associated with this business was significantly reduced, resulting in a $140 million impairment charge.
  Other - Other exit activities charged totaled $37 million and related to the settlement of certain contractual obligations and the impairment of assets.

             During 2001, the Company recorded total restructuring and other special charges of $1.1 billion. Included in this amount is the $876 million described above, a charge to other income (loss), net, of $50 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision, a charge of $134 million to other income (loss), net relating to management’s determination that a number of the Company’s investments and long-term receivables were impaired on an other-than-temporary basis and a $100 million charge to reduce the carrying value of the Company’s consumer financing receivables, partially offset by $34 million in income associated with the consumer financing portfolio which was ultimately sold during the third quarter as described in Note 2.

             During 2000, the Company recorded special charges totaling $246 million, including $152 million related to management’s determination that a number of the Company’s investments were impaired on an other-than-temporary basis and the remainder consisting of the impairment of goodwill, severance costs and asset write-downs.

16. Subsequent Event:

             The Company committed to a plan in early 2002 to close select sites and take other restructuring actions as it continued to focus on cost reduction and aligning its operation with its digital technology solutions strategy. The Company anticipates taking a charge in the first quarter of 2002 in the range of $75-$100 million associated with these actions. The plan is expected to be completed in the first quarter of 2003.

Gateway, Inc.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1999, 2000 and 2001
(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense		Deductions from Allowance	Balance at End of Period

Year ended December 31, 1999:
Allowance for uncollectible accounts receivable	$14,948	$28,334		$26,810	$16,472

Allowance for losses on finance receivables	$—	$4,728		$1,093	$3,635

Year ended December 31, 2000:
Allowance for uncollectible accounts receivable	$16,472	$25,453		$29,201	$12,724

Allowance for losses on finance receivables	$3,635	$121,856		$50,384	$75,107

Year ended December 31, 2001:
Allowance for uncollectible accounts receivable	$12,724	$23,151		$31,406	$4,469

Allowance for losses on finance receivables	$75,107	$190,240	*	$262,184	$3,163

*	Includes $100 million charge to reduce the carrying value of finance receivables to their net estimated realizable value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

PART III

Part III of this report is incorporated by reference to Gateway’s definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the end of fiscal year 2001.

PART IV

Item 14.	Exhibits, Financial Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this Report:

             (1)   Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on Page 28 of this Report.

             (2)   Exhibits. Exhibits identified in parentheses below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Gateway, Inc., as amended (filed herewith)

3.2	Amended and Restated Bylaws of Gateway, Inc. (Exhibit No. 3.1 to Form 10-Q for the period ended March 31, 2000)

3.3	Rights Agreement, dated as of January 19, 2000, between Gateway, Inc. and UMB Bank, N.A., as Rights Agent, including all exhibits thereto. (Exhibit 1.0 to Form 8-A dated February 4, 2000)

10.2	Indemnification Agreement dated as of December 6, 1993 between Gateway, Inc. and Theodore W. Waitt. (Exhibit No. 10.2 to 10-K for 1995)*

10.3	Registration Agreement dated February 22, 1991 between Gateway, Inc., Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp. Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993 (Exhibit 10.11 to Registration Statement No. 33-70618 (the “Form S-1”)*

10.4	Gateway, Inc. 1992 Stock Option Plan. (Exhibit No. 10.4 to the Form S-1)*

10.5	Gateway, Inc. 1993 Stock Option Plan for Executives and Key Employees. (Exhibit No. 10.6 to the Form S-1)*

10.6	Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*

10.7	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (Exhibit No. 10.7 to Form 10-K for 2001)*

10.8	Gateway, Inc. 2000 Equity Incentive Equity Plan, as amended and restated (Exhibit No. 10.18 to Form 10-Q for the period ended June 30, 2000)*

10.9	Gateway, Inc. 1996 Non-Employee Directors Stock Option Plan as amended. (Exhibit No. 10.20 to Form 10-Q for the period ended June 30, 1998)*

10.10	Gateway, Inc. Management Incentive Plan, as amended (Exhibit 10.10 to the Form 10-Q for the period ended June 30, 2001)*

10.11	Gateway, Inc. Deferred Compensation Plan, as amended (Exhibit 10.11 to the Form 10-K for 1998)*

10.12	Gateway, Inc. Retirement Savings Plan (Exhibit No. 10.16 to Form 10-K for 1995)*

10.13	Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended (Exhibit 10.19 to Form 10-Q for period ended June 30, 1999)*

10.14	Change in Control Compensation Plan (filed herewith)*

10.15	Employment Agreement between Gateway, Inc. and Susan B. Parks dated as of August 1, 2000 (filed herewith)*

Exhibit Number	Description of Exhibits

10.16	Agreement and General Release between Gateway, Inc. and Susan B. Parks dated November 29, 2001 (filed herewith)*

10.17	Letter Agreement between Gateway, Inc. and Susan B. Parks dated November 29, 2001 (filed herewith)*

21.1	List of subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Powers of attorney (filed herewith)

*	Indicates a management contract or compensatory plan.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

(b)   Reports on Form 8-K.

             No reports on form 8-K were filed by Gateway during the quarter ended December 31, 2001.

This Report contains the following trademarks and service marks of Gateway, many of which are registered: Gateway, Your:)Ware, the “BLACK AND WHITE SPOT” Design, Gateway Profile, Gateway Country, Gateway.net, Solo, and “You’ve Got a Friend in the Business”. The following trademarks of other companies also appear in this Report: Intel, AMD, Microsoft and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2002.

GATEWAY, INC
By:	/s/ Joseph Burke

Joseph Burke Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

By:	/s/ Jeffrey A. Pace

Jeffrey A. Pace Vice President and Controller (principal accounting officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated below:

Date	Signature	Title

February 11, 2002	/s/ Theodore W. Waitt Theodore W. Waitt	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 11, 2002	/s/ Joseph Burke Joseph Burke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 11, 2002	/s/ Jeffrey A. Pace Jeffrey A. Pace	Vice President and Controller (Principal Accounting Officer)

February 11, 2002	* Charles G. Carey	Director

February 11, 2002	* George H. Krauss	Director

February 11, 2002	* Douglas L. Lacey	Director

February 11, 2002	* James F. McCann	Director

February 11, 2002	* Richard D. Snyder	Director

*By: /s/ Javade Chaudhri

Javade Chaudhri (Attorney-in-fact)