Form 10-Q
period 2002-03-31
GATEWAY INC
filed 2002-04-29
CIK 895812

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 25, 2002 there were 324,027,520 shares of the Common Stock of the Company, $.01 par value per share, outstanding, 50,000 shares of the Company's series A preferred stock, $.01 par value per share, outstanding and 50,000 shares of the Company's series C preferred stock, $.01 par value per share, outstanding. As of April 25, 2002 there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

I. FINANCIAL INFORMATION

Item 1. Financial Statements

Gateway, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2001
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$992,241	$2,033,510
Cost of goods sold	867,606	1,836,205

Gross profit	124,635	197,305
Selling, general and administrative expenses	337,940	773,260

Operating loss	(213,305)	(575,955)
Other income (loss), net	17,760	(38,215)

Loss before income taxes and cumulative effect of change in accounting principle	(195,545)	(614,170)
Benefit for income taxes	(72,352)	(135,117)

Loss before cumulative effect of change in accounting principle	(123,193)	(479,053)
Cumulative effect of change in accounting principle, net of tax of $13,828	—	(23,851)

Net loss	$(123,193)	$(502,904)
Preferred stock dividends and accretion	(2,987)	—

Net loss attributable to common stockholders	$(126,180)	$(502,904)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.39)	$(1.48)
Cumulative effect of change in accounting principle	—	(.08)

Basic and diluted net loss per share	$(0.39)	$(1.56)

Weighted average shares outstanding:
Basic	323,976	322,868

Diluted	323,976	322,868

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$635,217	$730,999
Marketable securities	566,794	435,055
Accounts receivable, net	180,418	219,974
Inventory	115,417	120,270
Other, net	501,472	616,626

Total current assets	1,999,318	2,122,924
Property, plant and equipment, net	529,551	608,429
Intangibles, net	32,743	36,304
Other assets, net	185,769	219,200

	$2,747,381	$2,986,857

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$330,883	$341,122
Accrued liabilities	448,648	468,609
Accrued royalties	85,953	135,698
Other current liabilities	194,154	200,599

Total current liabilities	1,059,638	1,146,028
Long-term liabilities	55,913	82,636

Total liabilities	1,115,551	1,228,664

Contingencies (Note 9)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	193,717	193,109

Stockholders' equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares
Authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,006 shares and 323,973 shares issued and outstanding in 2002 and 2001, respectively	3,240	3,239
Additional paid-in capital	734,250	731,623
Retained earnings	490,240	616,420
Accumulated other comprehensive income	10,383	13,802

Total stockholders' equity	1,438,113	1,565,084

	$2,747,381	$2,986,857

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and 2001
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(123,193)	$(502,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,266	59,093
Provision for uncollectible accounts receivable	3,564	5,064
Cumulative effect of change in accounting principle	—	23,851
Write-down of long lived assets	52,973	269,584
Loss on investments	3,899	46,279
Gain on settlement of an acquisition liability	(9,882)	—
Other, net	374	—
Changes in operating assets and liabilities:
Accounts receivable	35,993	106,618
Inventory	4,853	130,238
Other assets	141,955	21,124
Accounts payable	(10,787)	(247,705)
Accrued liabilities	(31,962)	29,505
Accrued royalties	(49,745)	3,908
Other liabilities	(11,336)	(21,979)

Net cash provided by (used in) operating activities	44,972	(77,324)

Cash flows from investing activities:
Capital expenditures	(18,830)	(79,728)
Purchases of available-for-sale securities, net	(131,739)	(75,185)
Proceeds from the sale of financing receivables	9,896	503,241
Purchase of finance receivables, net of repayments	—	(50,785)
Other, net	(330)	960

Net cash provided by (used in) investing activities	(141,003)	298,503

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	200,000
Stock options exercised	249	1,076

Net cash provided by financing activities	249	201,076
Foreign exchange effect on cash and cash equivalents	—	(151)

Net increase (decrease) in cash and cash equivalents	(95,782)	422,104
Cash and cash equivalents, beginning of period	730,999	483,997

Cash and cash equivalents, end of period	$635,217	$906,101

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General:

        The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period financial statements to conform to current periods' presentation. These reclassifications had no impact on previously reported net loss or stockholders' equity. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

2.    Comprehensive Income (Loss):

        Comprehensive income (loss) for the Company includes net loss, foreign currency translation effects, unrealized gains or losses on derivatives qualifying as hedges, and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive loss account within stockholders' equity.

        Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Comprehensive income (loss):
Net loss	$(123,193)	$(502,904)
Foreign currency translation	(547)	(22,100)
Unrealized gain on derivatives qualifying as hedges	—	4,594
Unrealized loss on available-for-sale securities	(2,872)	(2,007)

	$(126,612)	$(522,417)

3.    Share and Per Share Information:

        Basic earnings per common share is computed using net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income (loss) available to common stockholders and the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the quarters ended March 31, 2002 and 2001 exclude 22,309,222 and 1,556,121 weighted average incremental shares, respectively, related to employee and director common stock options and Series A convertible preferred stock. These shares have been excluded from the calculation as their effect is antidilutive.

The Series C Redeemable Convertible Preferred Stock is contingently convertible and therefore is not included in calculating earnings per share as the contingency has not been met as of March 31, 2002.

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

        The Company used foreign currency forward contracts to hedge foreign currency transactions. These forward contracts are designated as cash flow hedges and generally have three to six month terms. Additionally, the Company holds warrants as investments in connection with certain strategic relationships. On January 1, 2001, the Company's financial statements were adjusted by $37 million, of which $4 million related to the Company's hedges and warrants mentioned above, and $33 million related to the Company's long-term investments, to record the cumulative effect of adopting this accounting change.

5.    Finance Receivables:

        Finance receivables, included in other current assets in the December 31, 2001 balance sheet, consist of receivables due from customer installment purchases of the Company's products and services, net of allowance for losses. In the first quarter of 2002, the Company sold its remaining finance receivables portfolio at book value with no recourse.

6.    Selected Balance Sheet Information (in thousands):

	March 31, 2002	December 31, 2001
		(audited)
Accounts receivable, net:
Accounts receivable	$186,191	$224,443
Less allowance for uncollectible accounts	(5,773)	(4,469)

	$180,418	$219,974

Inventory:
Components and subassemblies	$87,700	$92,669
Finished goods	27,717	27,601

	$115,417	$120,270

Other Current Assets:
Income tax receivable	$101,372	$274,727
Deferred income taxes	163,777	139,383
Other	236,323	202,516

	$501,472	$616,626

7.    Preferred Stock:

        On February 2, 2001, the Company received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. ("AOL"). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the interest method.

        The Company issued 50,000 shares of non-voting Series A Convertible Preferred Stock ("Series A Preferred Stock") to AOL in exchange for $200 million in December 2001.

8.    Income Taxes:

        The Company recorded a tax benefit of $72 million or 37% during the first quarter of 2002 compared to $135 million or 22% during the first quarter of 2001. The 2001 tax benefit is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain of the restructuring and special charges, losses related to the Company's foreign operations and unrealized capital losses associated with investment impairment. The change in the valuation allowance was the result of management's assessment that the tax benefit associated with these items was no longer more likely than not to be realized.

9.    Contingencies:

        On December 7, 2000, James Burton ("Burton") filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between April 14, 2000 and February 28, 2001 (the "class period"). The complaints seek damages and attorneys' fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." On April 23, 2001, plaintiffs' counsel filed a Revised Motion to Appoint Perry Capital and Teachers' Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs' Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting the defendants' motion to dismiss, but has allowed the plaintiffs to file an amended complaint on or before May 8, 2002.

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

10.  Restructuring and Other Special Charges:

        During the first quarter of 2002, the Company approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations and other company sites. A pre-tax charge of $99 million was recorded in the first quarter to provide for these actions and other related items. The charge is included in cost of goods sold and selling, general and administrative expenses. Included in the pre-tax charge of $99 million is $48 million for asset write-downs related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.

        The following table summarizes charges recorded during the first quarter for exit activities and asset write-downs (in millions):

	Exit Activities
	Accrued at December 31, 2001	Additions	Paid	Accrued at March 31, 2002	Asset Write-downs	Total Charges
Productivity Initiatives	$7	$28	$23	$12	$2	$30
Facilities/Capital Assets	9	16	2	23	43	59
Operating Assets	12	10	7	15	10	20
International Restructuring	89	(3)	18	68	(7)	(10)
Other	9	—	3	6	—	—

Total	$126	$51	$53	$124	$48	$99

        The nature of the charges summarized above is as follows:

  •
  Productivity Initiatives—The Company recorded a $30 million charge related to severance benefits to terminated employees in the United States. The Company terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

  •
  Facilities/Capital Assets—The Company recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter, including $27 million related to the closure of certain of the Company's facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. The Company incurred charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain of the Company's facilities.

  •
  Operating Assets—The Company recorded a charge of $20 million related to the closing of 19 stores in the U.S. In connection with these store closings, the Company accrued approximately $10 million in exit costs related to future lease commitments, net of expected sublease rentals, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

  •
  International Restructuring—The Company recorded an adjustment to reduce previously recorded charges by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

11.  Segment Data:

        The Company's segments are based on geography and, in the United States (U.S.), by customer class. Geographic segments included the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific (A-P). During the third quarter of 2001, the Company exited substantially all of its company-owned international operations. Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the quarters ended March 31, 2002 and 2001, include restructuring and other special charges discussed in Note 10.

        The following table sets forth summary information by segment (in thousands):

	Three Months Ended March 31,
	2002	2001
Net sales:
United States
Consumer	$597,613	$1,116,464
Business	394,628	655,167
Non-segment	—	—

	992,241	1,771,631
EMEA	—	114,600
AP	—	147,279

Consolidated	$992,241	$2,033,510

Operating income (loss):
United States
Consumer	$(49,720)	$(31,778)
Business	29,959	62,299

	(19,761)	30,521
EMEA	—	(22,068)
AP	—	(4,628)
Non-segment	(193,544)	(579,780)

Consolidated	$(213,305)	$(575,955)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations, and cash flows and such forward-looking statements, including the factors discussed or referenced below.

Outlook

        The Company intends to continue the aggressive value pricing strategy it adopted in the first quarter of 2002 and expects net sales in the second quarter of 2002 to be relatively flat compared to the first quarter of 2002. The Company also expects selling, general and administrative expenses (SG&A) to decline to a level comparable to the fourth quarter of 2001. Based on these factors, the Company estimates that the amount of net loss per share will improve slightly in the second quarter of 2002 compared to the $.20 net loss per share in the first quarter of 2002. The Company expects fiscal year 2002 net sales of $4.5 to $5.0 billion and a pre-tax loss, excluding restructuring and other special charges, of $200 to $250 million.

Results of Operations

        The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and certain of such data expressed as a percentage of net sales:

	Three months ended March 31,
	2002	2001
	(dollars in thousands)
Net sales	$992,241	$2,033,510
Gross profit	$124,635	$197,305
Percentage of net sales	12.6%	9.7%
Selling, general and administrative expenses	$337,940	$773,260
Percentage of net sales	34.1%	38.0%
Operating loss	$(213,305)	$(575,955)
Percentage of net sales	(21.5)%	(28.3)%

Net Sales

        Gateway's consolidated net sales decreased to $992 million in the first quarter of 2002, representing a 51% and 41% decrease, respectively, in net sales and unit shipments compared to the first quarter of 2001. In the third quarter of 2001, the Company exited substantially all of its Company-owned international operations. In the United States, net sales decreased 44% while unit shipments declined 30% over the first quarter of 2001.

        The following table summarizes the Company's net sales, for the periods indicated, by region:

	Three Months ended March 31,
	2002	2001
	(dollars in thousands)
Net sales:
United States:
Consumer	$597,613	$1,116,464
Business	394,628	655,167

	992,241	1,771,631
EMEA	—	114,600
Asia Pacific	—	147,279

Consolidated	$992,241	$2,033,510

        Management had previously indicated that beginning in the second quarter of 2001 it would report approximately $200 million less net sales per quarter related to a number of strategic actions taken to discontinue certain non-profitable revenue streams which include, among other things, the closure of underperforming retail locations, restructuring international markets, discontinuing lower quality consumer lending, modifying its ISP business model, and exiting certain indirect sales activities. During the third quarter of 2001, the Company exited substantially all of its Company-owned international operations.

        Consumer net sales declined 46% while unit shipments declined 29% compared to the same period in 2001. Excluding the impact of the strategic actions mentioned above, the net sales and unit declines would have been 36% and 26%, respectively. The business segment net sales declined 40% while unit shipments declined 32% compared to the same period in 2001.

        Digital Technology Solutions and Digital Services accounted for $179 million of revenue in the first quarter of 2002, or 18% of net sales, compared to $467 million, or 23% of net sales, for the first quarter of 2001. Digital Technology Solutions, previously referred to as beyond-the-box revenue, includes Digital Infrastructure, consisting of Internet access and financing solutions, Digital Solutions, consisting of software and peripherals that are common elements of Gateway's Your:)ware bundles, and Digital Services, consisting of extended warranties, learning or training and installation offerings.

        In the first quarter of 2002, $99 million of beyond-the-box revenue was sold at the point of sale and $80 million was sold not at the point of sale, compared to $467 million or 23% of net sales for the first quarter of 2001 with $326 million sold at the point of sale and $141 sold not at the point of sale. The decline in beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments as well as the Company's decision to discontinue non-profitable revenue streams mentioned above. During the first quarter of 2001, the Company modified its strategic alliance with America Online (AOL) whereby it converted existing gateway.net customers to the AOL branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company began to participate earlier in a greater share of recurring income on new prepaid ISP subscribers rather than earning a higher fee for re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The change in the strategic alliance has resulted in the Company reporting substantially less revenue from ISP at the point of sale in the first quarter of 2002 compared to the first quarter of 2001. The Company expects to report increased recurring revenue and gross profit in future periods as a result of this change. This change has the effect of negatively impacting average selling price, as well as the sales mix percentage of beyond-the-box revenue while favorably impacting the gross profit percentage of beyond-the-box items.

        During the first quarter of 2002, the Company closed 19 retail locations and exited the quarter with 277 stores in the United States.

        Average unit price (AUP), which is the total Company net sales per unit, was $1,538 in the first quarter of 2002, a decline of 17% when compared to the first quarter of 2001. Average selling price or ASP, which includes PC and non-PC products and services sold at the point of sale per unit, was $1,414 in the first quarter of 2002, a decline of 18% when compared to the first quarter of 2001. The decline in both AUP and ASP is due primarily to the value pricing strategy employed by the Company during the first quarter of 2002.

Gross profit

        Gross profit for the quarter was $125 million, a decrease of 37% from 2001. As a percentage of net sales, gross profit for the first quarter of 2002 increased to 12.6% from 9.7% in 2001. During the first quarter of 2002, the Company recorded a $16 million charge in cost of goods sold related to the closure of certain sites and severance obligations. Excluding the effects of the restructuring and other special charges, gross profit for the first quarter of 2002 would have been 14.1%. During the first quarter of 2001, the Company incurred an operating loss of $75 million related to the Company's consumer financing portfolio and recorded an additional $100 million charge to reduce the carrying value of those receivables to their net realizable value following the Company's decision to sell the substantial balance of its consumer financing portfolio. Excluding the effects of the consumer financing portfolio, gross profit would have been 18.5% in the first quarter of 2001. The decline in gross profit from 18.5% in the first quarter of 2001 to 14.1% in the first quarter of 2002 is primarily due to the value pricing strategy adopted by the Company during the first quarter of 2002 as discussed above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses totaled $338 million and 34% of net sales compared with $773 million and 38% in 2001. During the first quarter of 2002, the Company recorded $83 million in charges related to the closure of certain sites, severance obligations and the write down of capital assets, including the abandonment of certain information technology projects. During the first quarter of 2001, the Company approved a restructuring plan which, among other things, reduced its workforce, closed certain store locations, consolidated facilities, redefined its information technology strategy, and exited certain other activities. A charge of $390 million was recorded to SG&A in the first quarter of 2001 to provide for those actions and other related items.

        Excluding the restructuring and other special charges noted above, SG&A expense would have been $255 million or 25.7% of net sales during the first quarter of 2002 compared to $383 million or 18.8% of net sales during the first quarter of 2001. This decrease in SG&A expense is the result of a combination of factors including the restructuring actions taken in 2001 and 2002, variable cost declines associated with lower sales volume, as well as other cost reduction efforts. This increase in SG&A as a percentage of sales is due primarily to the de-leveraging of expenses during the timeframe of significant revenue reductions described above.

Operating Loss

        Operating loss for the first quarter was $213 million compared to an operating loss of $576 million for the same period in 2001. The operating losses for 2001 and 2002 resulted largely from the restructuring and other special charges, and in 2001 also from the loss from the consumer financing operations noted above. Excluding the restructuring and other special charges discussed above, the operating loss for the first quarter of 2002 would have been $115 million compared to an operating loss of $11 million in the first quarter of 2001. The increase in the operating loss is primarily due to net sales softness, the value pricing strategy and de-leveraging of expenses during the timeframe of significant revenue reductions. For the first quarter of 2002, the consumer segment had an operating loss of $50 million compared to a loss of $32 million in the same period last year. Business segment operating income was $30 million compared to $62 million in the first quarter of 2001. Non-segment operating losses for the first quarter of 2002 were $194 million compared to $580 million for the same period of 2001. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

Other Income (Loss), Net

        Other income (loss), net, includes primarily interest income and expense, gains from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income, net, was $18 million of income in first quarter of 2002 compared to a loss of $38 million during the same period of 2001. The increase is primarily due to the favorable renegotiation and settlement of an acquisition liability and gains on the disposition of certain equity portfolio holdings, partially offset by a write down of other portfolio holdings. In 2001, the Company recorded $43 million for the write down of the carrying value of securities and long-term receivables associated with a restructuring decision and $5 million of unrealized losses on certain derivative financial instruments.

Pre-tax Loss

        The pre-tax loss for the first quarter of 2002 was $196 million compared to $614 million for the same period of 2001. Excluding the restructuring and other special charges described above, and the $75 million operating loss related to the consumer financing portfolio in 2001, the pre-tax loss would have been $97 million in the first quarter of 2002 compared to $6 million in the first quarter of 2001.

Income Taxes

        The Company recorded a tax benefit of $72 million or 37% during the first quarter of 2002 compared to $135 million or 22% during the first quarter of 2001. The 2001 tax benefit is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain of the restructuring and special charges, losses related to the Company's foreign operations and unrealized capital losses associated with investment impairment. The change in the valuation allowance was the result of management's assessment that the tax benefit associated with these items was no longer more likely than not to be realized.

Accounting Changes

        During the first quarter of 2001, the Company adopted Financial Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities.

Liquidity and Capital Resources

        The following table presents selected financial statistics and information for the periods indicated:

	March 31,
	2002	2001
	(dollars in thousands)
Cash and marketable securities	$1,202,011	$1,111,359
Days of sales in accounts receivable	16	19
Days inventory on hand	12	12
Days in accounts payable	34	27
Cash conversion cycle	(6)	4

        At March 31, 2002, the Company had cash and cash equivalents of $635 million and marketable securities of $567 million. The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit which expires in October 2004. As of March 31, 2002, the revolving line of credit facility had no amounts outstanding. The Company has not had any loans outstanding under this credit facility. Borrowings under the credit facility are available subject to compliance with certain covenants. As a result of the Company's recent losses, which include significant restructuring and other special charges, borrowing availability under the credit facility will be limited from time to time during the term of the facility. The Company does not have any plans to borrow under the credit facility at this time. Despite declining market conditions and restructuring activities undertaken in 2001 and 2002, the cash conversion cycle improved from positive four days in 2001 to minus six days in 2002.

        The Company generated $45 million in cash from operations during the first quarter of 2002, including $34 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include a decrease of $183 million in assets, primarily a result of an income tax refund, accounts receivable and inventory and $10 million from the sale of finance receivables, offset by a decrease in accounts payable and other accrued liabilities of $104 million. The Company used approximately $19 million for capital expenditures and $132 million to purchase marketable securities, net.

        As a result of the restructuring plan described in the Notes to the Consolidated Financial Statements, the Company expects future cash outlays of $124 million primarily for the closure of certain sites and international restructuring. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of the restructuring plan is anticipated to be substantially complete by the end of the first quarter of 2003.

        In December 2001, the Company issued 50,000 shares of Series A Preferred Stock for $200 million, bearing a dividend of 2.92% annually, paid quarterly. Also, in December 2001, the Company issued 50,000 shares of Series C Convertible Preferred Stock for $200 million, bearing a dividend of 1.5% annually, paid semi-annually.

        Management believes that the Company's current sources of working capital, including its current liquidity, will provide adequate flexibility for the Company's financial needs for at least the next twelve months. In addition, the Company believes it will exit December 2002 with more than $1 billion in cash and cash equivalents and marketable securities. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Factors that May Affect Future Results" as well as "Outlook" that could affect the Company's estimates of future financial needs and sources of working capital.

Factors That May Affect Future Results

        Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: general conditions in the personal computing industry and general economic conditions, competitive factors and pricing pressures; the ability to transform the Company to a digital technology solutions provider and restructure its operations and cost structure; component supply shortages; short product cycles; the ability to access new technology; infrastructure requirements; risks relating to the shutdown of its company-owned international operations, including the loss of related net sales and access to international markets; the ability to grow in non-PC or "beyond-the-box" business; the ability to grow in e-commerce business; risks of minority investments; increased inventory costs; risks relating to new or acquired businesses, joint ventures and strategic alliances; changes in accounting rules, the impact of litigation and government regulation generally; inventory risks due to shifts in market demand; changes in customer, product or geographic sales mix; change in credit ratings; the impact of employee lay-offs and management changes and the risks that any expected or scheduled transactions do not occur; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission.

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

        Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry. The Company's internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There is no assurance that the Company will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in its products or features in a timely manner.

        During 2001 and the first quarter of 2002, management announced a number of strategic decisions and restructuring activities that curtailed or modified certain existing activities with a resulting decrease in net sales related to such activities. There is no assurance that the Company will be able to offset this reduction in its net sales with increased net sales from other business activities or that the Company will successfully manage its restructuring activities, and there is no assurance that the Company will be able to avoid a resulting adverse impact on results of operations.

        During the weeks immediately following the terrorist attacks that took place on September 11, 2001, the Company experienced a drop in demand across all markets and products. Terrorist acts or acts of war (whether or not declared) may cause damage or disruption to the Company, its employees, facilities, suppliers and customers that could have a material adverse effect on the Company's operations and financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has not been a material change in the Company's exposure to foreign currency risks since December 31, 2001.

II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 9 to the unaudited consolidated financial statements, which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

          None

  (b)
  Reports on Form 8-K:

          None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.
Date: April 26, 2002	By:	/s/ JOSEPH BURKE Joseph Burke Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)
	By:	/s/ JEFFREY A. PACE Jeffrey A. Pace Vice President and Controller (principal accounting officer)

QuickLinks

I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Gateway, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts) (unaudited)
Gateway, Inc. CONSOLIDATED BALANCE SHEETS March 31, 2002 and December 31, 2001 (in thousands, except per share amounts)
Gateway, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2002 and 2001 (in thousands) (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE