Form 10-Q
period 2002-06-30
GATEWAY INC
filed 2002-08-08
CIK 895812

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                             .

Commission file number 0-22784

GATEWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1249184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14303 Gateway Place
Poway, CA 92064
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (858) 848-3401

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 6, 2002, there were 324,027,520 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of August 6, 2002, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

I. FINANCIAL INFORMATION

Item 1. Financial Statements

Gateway, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2002 and 2001

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$1,004,915	$1,500,875	$1,997,156	$3,534,385
Cost of goods sold	861,335	1,220,769	1,728,941	3,056,974

Gross profit	143,580	280,106	268,215	477,411
Selling, general and administrative expenses	241,860	333,546	579,800	1,106,806

Operating loss	(98,280)	(53,440)	(311,585)	(629,395)
Other income (loss), net	5,472	22,872	23,232	(15,343)

Loss before income taxes and cumulative effect of change in accounting principle	(92,808)	(30,568)	(288,353)	(644,738)
Benefit for income taxes	(34,340)	(9,782)	(106,692)	(144,899)

Loss before cumulative effect of change in accounting principle	(58,468)	(20,786)	(181,661)	(499,839)
Cumulative effect of change in accounting principle, net of tax of $13,828	—	—	—	(23,851)

Net loss	(58,468)	(20,786)	(181,661)	(523,690)
Preferred stock dividends and accretion	(2,777)	—	(5,764)	—

Net loss attributable to common stockholders	$(61,245)	$(20,786)	$(187,425)	$(523,690)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.19)	$(0.06)	$(0.58)	$(1.55)
Cumulative effect of change in accounting principle	—	—	—	(.07)

Basic and diluted net loss per share	$(0.19)	$(0.06)	$(0.58)	$(1.62)

Weighted average shares outstanding:
Basic and diluted	324,026	323,014	324,002	322,941

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.

CONSOLIDATED BALANCE SHEETS

June 30, 2002 and December 31, 2001

(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$425,422	$730,999
Marketable securities	601,003	435,055
Accounts receivable, net	258,312	219,974
Inventory	101,116	120,270
Other, net	529,693	616,626

Total current assets	1,915,546	2,122,924
Property, plant and equipment, net	509,166	608,429
Intangibles, net	29,181	36,304
Other assets, net	152,190	219,200

	$2,606,083	$2,986,857

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$333,025	$341,122
Accrued liabilities	372,988	468,609
Accrued royalties	88,209	135,698
Other current liabilities	191,308	200,599

Total current liabilities	985,530	1,146,028
Long-term liabilities	58,178	82,636

Total liabilities	1,043,708	1,228,664

Contingencies (Note 9)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	194,284	193,109

Stockholders' equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,028 shares and 323,973 shares issued and outstanding in 2002 and 2001, respectively	3,240	3,239
Additional paid-in capital	734,608	731,623
Retained earnings	428,995	616,420
Accumulated other comprehensive income	1,248	13,802

Total stockholders' equity	1,368,091	1,565,084

	$2,606,083	$2,986,857

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2002 and 2001

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(181,661)	$(523,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,649	113,832
Provision for uncollectible accounts receivable	5,851	11,578
Cumulative effect of change in accounting principle	—	23,851
Write-down of long lived assets	54,324	275,935
Loss on investments	28,341	66,529
Gain on settlement of an acquisition liability	(9,882)	—
Other, net	342	—
Changes in operating assets and liabilities:
Accounts receivable	(44,188)	94,476
Inventory	19,154	151,016
Other assets	104,566	(2,738)
Accounts payable	(6,176)	(227,664)
Accrued liabilities	(109,142)	(83,504)
Accrued royalties	(47,489)	12,576
Other liabilities	(11,917)	(34,848)

Net cash used in operating activities	(125,228)	(122,651)

Cash flows from investing activities:
Capital expenditures	(31,084)	(139,131)
Proceeds from sale of investment	11,100	—
Purchases of available-for-sale securities, net	(165,798)	(112,185)
Proceeds from the sale of financing receivables	9,896	503,241
Purchase of finance receivables, net of repayments	—	(28,120)
Other, net	(330)	(1,085)

Net cash provided by (used in) investing activities	(176,216)	222,720

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	200,000
Principal payments on long-term obligations	—	(1,049)
Payment of preferred dividends	(4,420)	—
Stock options exercised	287	3,450

Net cash provided by (used in) financing activities	(4,133)	202,401
Foreign exchange effect on cash and cash equivalents	—	(151)

Net increase (decrease) in cash and cash equivalents	(305,577)	302,319
Cash and cash equivalents, beginning of period	730,999	483,997

Cash and cash equivalents, end of period	$425,422	$786,316

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General:

        The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period financial statements to conform to current periods' presentation. These reclassifications had no impact on previously reported net loss or stockholders' equity. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

2. Comprehensive Income (Loss):

        Comprehensive income (loss) for the Company includes net loss, foreign currency translation effects, unrealized gains or losses on derivatives qualifying as hedges, unrealized gains or losses on available-for-sale securities and realized gains in the statement of operations when the available-for-sale securities are sold which are charged or credited to the accumulated other comprehensive income account within stockholders' equity.

        Comprehensive income (loss) for the three and six month periods ended June 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Comprehensive income (loss):
Net loss	$(58,468)	$(20,786)	$(181,661)	$(523,690)
Foreign currency translation	2,469	18,931	1,921	(3,169)
Unrealized gain (loss) on derivatives qualifying as hedges	—	(4,576)	—	18
Unrealized gain (loss) on available-for-sale securities	4,461	(2,200)	(361)	(4,207)
Realized gains included in net loss	(16,065)	—	(14,114)	—

	$(67,603)	$(8,631)	$(194,215)	$(531,048)

3. Share and Per Share Information:

        Basic earnings per common share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income (loss) attributable to common stockholders and the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended June 30, 2002 and 2001 excludes 22,670,008 and 1,150,659 weighted average incremental shares respectively, and for the six months ended June 30, 2002 and 2001 excludes 22,562,247 and 1,358,410 weighted average incremental shares, respectively, related to employee and director common stock options and Series A Convertible Preferred Stock. These shares are excluded as their effect is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible and therefore is not included in calculating earnings per share as the contingency has not been met as of June 30, 2002.

4. Changes in Accounting Principles:

        In the first quarter of 2001, the Company adopted Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under FAS 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. Changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs.

        The Company used foreign currency forward contracts to hedge foreign currency transactions. These forward contracts were designated as cash flow hedges and generally have three to six month terms. Additionally, the Company holds warrants as investments in connection with certain strategic relationships. On January 1, 2001, the Company's financial statements were adjusted by $37 million, of which $4 million related to the Company's hedges and warrants mentioned above, and $33 million related to the Company's long-term investments, to record the cumulative effect of adopting this accounting change.

5. Financing Receivables:

        Finance receivables, included in other current assets in the December 31, 2001 balance sheet, consist of receivables due from customer installment purchases of the Company's products and services, net of allowance for losses. In the first quarter of 2002, the Company sold its remaining finance receivables portfolio at book value with no recourse.

6. Selected Balance Sheet Information (in thousands):

	June 30, 2002	December 31, 2001
Accounts receivable, net:
Accounts receivable	$266,847	$224,443
Less allowance for uncollectible accounts	(8,535)	(4,469)

	$258,312	$219,974

Inventory:
Components and subassemblies	$77,206	$92,669
Finished goods	23,910	27,601

	$101,116	$120,270

Other current assets:
Income tax receivable	$160,567	$274,727
Prepaid expenses	102,034	47,293
Other	267,092	294,606

	$529,693	$616,626

7. Preferred Stock:

        On February 2, 2001, the Company received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of an investment agreement with America Online, Inc. ("AOL"). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the interest method.

        The Company issued 50,000 shares of non-voting Series A Convertible Preferred Stock ("Series A Preferred Stock") to AOL in exchange for $200 million in cash in December 2001.

8. Income Taxes:

        The Company recorded a tax benefit of $34 million, or 37%, for the second quarter of 2002 and a tax benefit of $107 million, or 37%, for the first six months of 2002 compared to a tax benefit of $10 million, or 32%, for the second quarter of 2001 and a tax benefit of $145 million, or 22%, for the first six months of 2001. The tax benefit for the first six months of 2001 is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain of the restructuring and special charges, losses related to the Company's foreign operations and unrealized capital losses associated with investment impairment. The change in the valuation allowance was the result of management's assessment that the tax benefit associated with these items was no longer more likely than not to be realized. Although the realization of the remaining net deferred tax assets is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

9. Contingencies:

        On December 7, 2000, James Burton ("Burton") filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between April 14, 2000 and February 28, 2001 (the "class period"). The complaints seek damages and attorneys' fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court's designation of a "lead plaintiff." On April 23, 2001, plaintiffs' counsel filed a Revised Motion to Appoint Perry Capital and Teachers' Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs' Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting the defendants' motion to dismiss, but allowed the plaintiffs to file an amended complaint. Subsequently, the parties and insurance carriers reached a settlement in which the Company denied all allegations and does not admit any liability. The settlement, which is expected to be funded entirely by the Company's insurance carriers, is scheduled for an approval hearing on September 9, 2002.

        On March 27, 2001, Bruce Eubank ("Eubank") filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway's former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney's fees. On May 15, 2001, Jacob Scheinhartz ("Scheinhartz") filed a similar derivative suit in the United States District Court for the Southern District of California. The Company filed motions seeking dismissal of the Eubank lawsuit. Both of these derivative lawsuits have now been dismissed, conditional on the approval of the federal settlement described above.

        Although the settlement has been preliminarily approved by the court, there can be no assurance the settlement will be finally approved and if it is not, there can be no assurance that the Company will be successful in defending the lawsuits or if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. The Company's consolidated financial statements do not include any adjustments related to these matters.

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

        The following table summarizes charges recorded during the first quarter for exit activities and asset write-downs (in millions):

	Exit Activities
	Accrued at December 31, 2001	Additions	Paid	Accrued at March 31, 2002	Asset Write-downs	Total Charges
Productivity Initiatives	$7	$28	$23	$12	$2	$30
Facilities/Capital Assets	9	16	2	23	43	59
Operating Assets	12	10	7	15	10	20
International Restructuring	89	(3)	18	68	(7)	(10)
Other	9	—	3	6	—	—

Total	$126	$51	$53	$124	$48	$99

        The amounts charged against the provision during the second quarter of 2002 were as follows (in millions):

	Accrued at March 31, 2002	Paid	Accrued at June 30, 2002
Productivity Initiatives	$12	$8	$4
Facilities/Capital Assets	23	4	19
Operating Assets	15	6	9
International Restructuring	68	22	46
Other	6	4	2

Total	$124	$44	$80

        The nature of the charges summarized above is as follows:

  •
  Productivity Initiatives—The Company recorded a $30 million charge primarily related to severance benefits to terminated employees in the United States. The Company terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

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

  •
  Operating Assets—The Company recorded a charge of $20 million related to the closing of 19 stores in the United States. In connection with these store closings, the Company accrued approximately $10 million in exit costs related to future lease commitments, net of expected sublease rentals, and incurred charges of $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

  •
  International Restructuring—The Company recorded an adjustment to reduce previously recorded charges by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

11. Segment Data:

        The Company's segments are based on geography and, in the United States, by customer class. Geographic segments included the United States; Europe, Middle East, Africa ("EMEA"); and Asia Pacific. During the third quarter of 2001, the Company exited substantially all of its company-owned international operations. Customer class segments in the United States are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and for the six months ended June 30, 2002 includes restructuring and other special charges discussed in Note 10 and for the quarter and six months ended June 30, 2001 includes restructuring and other special charges discussed in the Company's 2001 Annual Report on Form 10-K.

        The following table sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2002	2001	2002	2001
Net sales:
United States:
Consumer	$518,560	$644,724	$1,116,173	$1,761,188
Business	486,355	673,386	880,983	1,328,553

	1,004,915	1,318,110	1,997,156	3,089,741
EMEA	—	72,500	—	187,100
Asia Pacific	—	110,265	—	257,544

Consolidated	$1,004,915	$1,500,875	$1,997,156	$3,534,385

Operating income (loss):
United States:
Consumer	$(43,205)	$27,645	$(92,925)	$(4,133)
Business	32,771	58,768	62,730	121,067

	(10,434)	86,413	(30,195)	116,934
EMEA	—	(14,849)	—	(36,917)
Asia Pacific	—	(16,193)	—	(20,821)
Non-segment	(87,846)	(108,811)	(281,390)	(688,591)

Consolidated	$(98,280)	$(53,440)	$(311,585)	$(629,395)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. There are many factors that affect the Company's business, consolidated financial position, results of operations, cash flows and such forward-looking statements, including the factors discussed or referenced below.

Outlook

        Based in part on continued execution of its value pricing strategy, the Company expects to increase revenue sequentially in the third quarter of 2002. Gross margin percentages are also expected to improve sequentially based on leverage associated with increased volume and continued cost improvement. The Company also expects selling, general and administrative expenses ("SG&A") to increase above the second quarter level in the third quarter based on variable costs associated with increased sales while declining as a percent of revenue. Based on these factors, the Company estimates that the amount of net loss per share will improve modestly in the third quarter of 2002 compared to the $0.19 net loss per share in the second quarter of 2002. The Company expects fiscal year 2002 net sales of between $4.5 to $5.0 billion and a pre-tax loss, excluding restructuring and other special charges, of between $200 to $250 million.

Results of Operations

        The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and certain of such data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in thousands)
Net sales	$1,004,915	$1,500,875	$1,997,156	$3,534,385
Gross profit	143,580	280,106	268,215	477,411
Percentage of net sales	14.3%	18.7%	13.4%	13.5%
Selling, general and Administrative expenses	241,860	333,546	579,800	1,106,806
Percentage of net sales	24.1%	22.2%	29.0%	31.3%
Operating loss	(98,280)	(53,440)	(311,585)	(629,395)
Percentage of net sales	(9.8)%	(3.6)%	(15.6)%	(17.8)%

Net Sales

        Gateway consolidated net sales were $1.0 billion and $2.0 billion in the second quarter and first six months of 2002, respectively, representing decreases of 33% and 43%, respectively, over the comparable periods of 2001. In the second quarter and first six months of 2002, unit shipments decreased over the comparable periods of 2001 by 29% and 36%, respectively. The Company's unit shipments increased slightly in the second quarter of 2002 over the first quarter of 2002 while total U.S. personal computer shipments appear to have experienced a decline sequentially in the same period.

        The following table summarizes the Company's net sales, for the periods indicated, by geographic region:

	Three Months Ended June 30,		Six months Ended June 30,
	2002	2001	2002	2001
Net sales:
United States:
Consumer	$518,560	$644,724	$1,116,173	$1,761,188
Business	486,355	673,386	880,983	1,328,553

	1,004,915	1,318,110	1,997,156	3,089,741
EMEA	—	72,500	—	187,100
Asia Pacific	—	110,265	—	257,544

Consolidated	$1,004,915	$1,500,875	$1,997,156	$3,534,385

        Management had previously indicated that beginning in the second quarter of 2001 it would report approximately $200 million less net sales per quarter related to a number of strategic actions taken to discontinue certain non-profitable revenue streams which included, among other things, the closure of underperforming retail locations, restructuring international markets, discontinued lower quality consumer lending, modifying its ISP business model, and exiting certain indirect sales activities. During the third quarter of 2001, the Company exited substantially all of its Company-owned international operations.

        Consumer net sales declined 20% and 37%, respectively, in the second quarter and first six months of 2002 while unit shipments declined 12% and 22%, respectively, compared to the same periods in 2001. Excluding the impact of the strategic actions mentioned above, consumer net sales and unit declines would have been 29% and 10%, respectively, in the first six months of 2002 compared to the same period of last year. Consumer unit shipments declined sequentially, down 19%, but at a rate lower than the Company typically experiences, down 22%, in the second quarter. The business segment net sales declined 28% and 34%, respectively, in the second quarter and first six months of 2002 compared to the same periods of last year while unit shipments declined 23% and 27%, respectively, compared to the same periods in 2001. Although on a year-over-year basis business net sales and unit shipments declined, unit shipments to government and education customers were stronger than anticipated during the peak second quarter buying season.

        Digital Technology Solutions accounted for $174 million, or 17%, of net sales, and $353 million, or 18% of net sales, respectively, in the second quarter and first six months of 2002, compared to $259 million, or 17% of net sales, for the second quarter of 2001 and $726 million, or 21% of net sales, in the first six months of 2001. Digital Technology Solutions, previously referred to as beyond-the-box revenue, includes Digital Infrastructure, consisting of Internet access and financing solutions, Digital Solutions, consisting of software and peripherals that are common elements of Gateway's Your:)ware bundles, and Digital Services, consisting of extended warranties, learning or training and installation offerings.

        In the second quarter and first six months of 2002, $89 million and $188 million, respectively, was sold at the point of sale compared to $144 million and $470 million, respectively, in the same periods of 2001. Beyond-the-box revenue sold not at the point of sale was $85 million and $165 million, respectively, in the second quarter and first six months of 2002 compared to $115 million and $256 million, respectively, during the same periods of 2001. The decline in beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments as well as the Company's decision to discontinue non-profitable revenue streams mentioned above. During the first quarter of 2001, the Company modified its strategic alliance with America Online, Inc. ("AOL") whereby it converted existing gateway.net customers to the AOL branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company began to participate earlier in a greater share of recurring income on new prepaid ISP subscribers rather than earning a higher fee for re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The change in the strategic alliance has resulted in the Company reporting substantially less revenue from ISP at the point of sale in the first six months of 2002 compared to the first six months of 2001. The Company expects to report increased recurring revenue and gross profit in future periods as a result of this change. This change has the effect of negatively impacting average selling price, as well as the sales mix percentage of beyond-the-box revenue while favorably impacting the gross profit percentage of beyond-the-box items.

        During the first six months of 2002, the Company closed 21 retail locations and exited the quarter with 275 stores in the United States.

        Average unit price ("AUP"), which is the total Company net sales per unit, was $1,544 in the second quarter of 2002, up from $1,538 in the first quarter of 2002 and down from $1,626 in the second quarter of 2001. Average selling price or ASP, which includes PC and non-PC products and services sold at the point of sale per unit, was $1,414 in the second quarter of 2002, consistent with the $1,414 in the first quarter of 2002 and down from $1,501 in the second quarter of 2001. The slight increase in AUP sequentially in the second quarter of 2002 is due primarily to an increased mix of higher-priced products and upgrades. The decrease in AUP and ASP in the second quarter of 2002 versus 2001 is due primarily to the value pricing strategy employed by the Company during the first six months of 2002.

Gross Profit

        Gross profit for the second quarter and first six months of 2002 was $144 million and $268 million, respectively, representing decreases of 49% and 44%, respectively, over the same periods of 2001. As a percentage of net sales, gross profit for the second quarter and first six months of 2002 decreased to 14.3% and 13.4%, respectively, from 18.7% and 13.5%, respectively, during the same periods of 2001. During the first quarter of 2002, the Company recorded a $16 million charge in cost of goods sold related to the closure of certain sites and severance obligations. Excluding the effects of the restructuring and other special charges, gross profit for the first six months of 2002 would have been 14.2%. During the first quarter of 2001, the Company incurred an operating loss of $75 million related to the Company's consumer financing portfolio and recorded an additional $100 million charge to reduce the carrying value of those receivables to their net realizable value following the Company's decision to sell the substantial balance of its consumer financing portfolio. Excluding the effects of the consumer financing portfolio, gross profit would have been 18.6% in the first six months of 2001. The decline in gross profit from 18.6% in the first six months of 2001 to 14.2% in the first six months of 2002 is primarily due to the value pricing strategy adopted by the Company during the first quarter of 2002 as discussed above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses in the second quarter and first six months of 2002 totaled $242 million, or 24.1% of net sales, and $580 million, or 29.0% of net sales, respectively, compared to $334 million, or 22.2% of net sales, and $1.1 billion, or 31.3% of net sales, respectively, in 2001. During the first quarter of 2002, the Company approved a restructuring plan to, among other things, reduce its workforce, close certain retail and other company sites, and write down certain impaired capital assets, including the abandonment of certain information technology projects. Charges of $83 million were recorded to SG&A in the first quarter of 2002 to provide for those actions and other related items. During the first quarter of 2001, the Company approved a restructuring plan which, among other things, reduced its workforce, closed certain store locations, consolidated facilities, redefined its information technology strategy, and exited certain other activities. Charges of $390 million and $24 million were recorded to SG&A in the first and second quarters, respectively, of 2001 to provide for these actions and other related items.

        Excluding the restructuring and other special charges noted above, SG&A expense would have been $497 million or 24.9% of net sales for the first six months of 2002, and $309 million or 20.6% of net sales and $693 million or 19.6% of net sales, respectively, for the second quarter and first six months of 2001. This decrease in SG&A expense is the result of a combination of factors including the restructuring actions taken in 2001 and 2002, such as reductions in headcount, lower facility related costs and depreciation, variable cost declines associated with lower sales volume, as well as other cost reduction efforts. This increase in SG&A as a percentage of sales is due primarily to the de-leveraging of expenses, such as depreciation and marketing, during the timeframe of significant revenue reductions described above.

Operating Income (Loss)

        The operating loss for the second quarter and first six months of 2002 was $98 million and $312 million, respectively, compared to an operating loss of $53 million and $629 million, respectively, for the same periods in 2001. The operating losses for 2001 and 2002 resulted largely from the restructuring and other special charges, and in 2001 also from the loss from the consumer financing operations noted above. Excluding the restructuring and other special charges discussed above, the operating loss for the first six months of 2002 would have been $213 million, and $29 million and $40 million, respectively, for the second quarter and first six months of 2001. The increase in the operating loss is primarily due to net sales softness, the value pricing strategy and de-leveraging of expenses during the timeframe of significant revenue reductions. The consumer segment had an operating loss of $43 million and $93 million, respectively, for the second quarter and first six months of 2002 compared to operating income of $28 million in the second quarter of 2001 and an operating loss of $4 million for the first six months of 2001. The business segment operating income was $33 million and $63 million, respectively, for the second quarter and first six months of 2002 compared to $59 million and $121 million, respectively, for the same time periods in 2001. Non-segment operating losses for the second quarter and first six months of 2002 were $88 million and $281 million, respectively, compared to $109 million and $689 million, respectively, for the same periods of 2001. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

Other Income (Loss), net

        Other income (loss), net, resulted in income of $5 million during the second quarter of 2002 and $23 million for the first six months of 2002, as compared to income of $23 million and a loss of $15 million, respectively, in the same periods of 2001. Other income (loss), net includes in all periods net interest income earned on the Company's cash and cash equivalents and marketable securities balances. As interest rates continue to decline this amount will be unfavorably impacted. In the second quarter of 2002, other income was negatively impacted by the net impact of cash gains on portfolio dispositions and write-downs of strategic investments. In the first quarter of 2002, other income was favorably impacted by the same factors as the second quarter and a favorable renegotiation and settlement of an acquisition liability. During the first quarter of 2001, the Company recorded a $43 million write down of the carrying value of securities and long-term receivables. During the second quarter of 2001, the Company recorded a $20 million write down of an investment, offset by income of $23 million associated with the consumer financing portfolio then held for sale.

Pre-tax Loss

        The pre-tax loss for the second quarter and first six months of 2002 was $93 million and $288 million, respectively, compared to pre-tax loss of $31 million and $645 million, respectively, for the same periods of 2001. Excluding the restructuring and other special charges described above, and the $75 million operating loss related to the consumer financing portfolio in 2001, the pre-tax loss would have been $190 million for the first six months of 2002 compared to $15 million for the first six months of 2001.

Income Taxes

        The Company recorded a tax benefit of $34 million, or 37%, for the second quarter of 2002 and a tax benefit of $107 million, or 37%, for the first six months of 2002 compared to a tax benefit of $10 million, or 32%, for the second quarter of 2001 and a tax benefit of $145 million, or 22%, for the first six months of 2001. The tax benefit for the first six months of 2001 is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain of the restructuring and special charges, losses related to the Company's foreign operations and unrealized capital losses associated with investment impairment. The change in the valuation allowance was the result of management's assessment that the tax benefit associated with these items was no longer more likely than not to be realized. Although the realization of the remaining net deferred tax assets is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

Accounting Changes

        During the first quarter of 2001, the Company adopted Financial Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities.

Liquidity and Capital Resources

        The following table presents selected financial statistics and information for the periods indicated:

	Three Months Ended June 30,
	2002	2001
	(dollars in thousands)
Cash and marketable securities	$1,026,425	$1,028,573
Days of sales in accounts receivable	23	26
Days inventory on hand	11	13
Days in accounts payable	35	41
Cash conversion cycle	(1)	(2)

        At June 30, 2002, the Company had cash and cash equivalents of $425 million and marketable securities of $601 million. The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit which expires in October 2004. As of June 30, 2002, the revolving line of credit facility had no amounts outstanding. The Company has not had any loans outstanding under this credit facility. Borrowings under the credit facility are available subject to compliance with certain covenants. As a result of the Company's recent losses, which include significant restructuring and other special charges, borrowing availability under the credit facility will be limited from time to time during the term of the facility. The Company does not have any plans to borrow under the credit facility at this time.

        The Company used $125 million in cash from operations during the six months of 2002, including $30 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include a decrease in inventory and other assets of $124 million, due primarily to the collection of the Company's income tax refund in the first quarter, offset by a decrease in accounts payable and other accrued liabilities of $175 million, due primarily to payments associated with restructuring activities initiated in 2001 and the first quarter of 2002, and an increase in accounts receivable of $44 million due primarily to the mix shift late in the quarter to institutional customers to whom we customarily extend trade credit. The Company used approximately $31 million for capital expenditures and $166 million to purchase marketable securities, net of proceeds, while generating $10 million from proceeds from the sale of finance receivables and $11 million from the sale of an investment. The Company also used $4 million to pay preferred dividends.

        As a result of the restructuring plan described in the Notes to the Consolidated Financial Statements, the Company expects future cash outlays of $80 million primarily for the closure of certain sites and international restructuring. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of the restructuring plan is anticipated to be substantially complete by the end of the first quarter of 2003.

        In December 2001, the Company issued 50,000 shares of Series A Preferred Stock for $200 million, bearing a dividend of 2.92% annually, paid quarterly. Also, in December 2001, the Company issued 50,000 shares of Series C Convertible Preferred Stock for $200 million, bearing a dividend of 1.5% annually, paid semi-annually.

        The Company believes it will exit December 2002 with more than $1 billion in cash and cash equivalents and marketable securities. Due to the Company's expected loss in 2002, an income tax refund of approximately $100 million is anticipated in early 2003. Management believes that the Company's current sources of working capital, including its current liquidity and income tax refund mentioned above, will provide adequate flexibility for the Company's financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Factors that May Affect Future Results" as well as "Outlook" that could affect the Company's estimates of future financial needs and sources of working capital.

Factors That May Affect Future Results

        Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: general conditions in the personal computing industry and general economic conditions, competitive factors and pricing pressures; the ability to transform the Company to a digital technology solutions provider and restructure its operations and cost structure; component supply shortages; short product cycles; the ability to access new technology; infrastructure requirements; risks relating to the shutdown of its company-owned international operations, including the loss of related net sales and access to international markets; the ability to grow in non-PC or "beyond-the-box" business; the ability to grow in e-commerce business; risks of minority investments; increased inventory costs; risks relating to new or acquired businesses, joint ventures and strategic alliances; changes in accounting rules, the impact of litigation and government regulation generally; inventory risks due to shifts in market demand; changes in customer, product or geographic sales mix; changes in credit ratings; the impact of employee lay-offs and management changes and the risks that any expected or scheduled transactions do not occur; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission.

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

        During the weeks immediately following the terrorist attacks that took place on September 11, 2001, the Company experienced a drop in demand across all markets and products. Terrorist acts or acts of war (whether or not declared) may cause damage or disruption to the Company, its employees, facilities, suppliers and customers that could have a material adverse effect on the Company's operations and financial results. In addition, reduced availability of financing generally, or from the Company's third-party customer financing partners, or any loss in consumer confidence resulting in reduced consumer spending as a result of stock market declines or general economic conditions could materially affect the Company's operations and financial results. Furthermore, reduced business spending on computers and related products as a result of general economic conditions could materially affect the Company's operations and financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has not been a material change in the Company's exposure to foreign currency risks since December 31, 2001.

II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 9 to the unaudited condensed consolidated financial statements which is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Gateway, Inc. Annual Meeting of Stockholders was held on May 16, 2002 in Sioux City, Iowa.

  (b)
  At the 2002 Annual Meeting of Stockholders, an election of directors was held with the following individuals being elected to the Board of Directors:

Name	Voted For	Votes Withheld
George H. Krauss	298,420,551	4,192,275
Richard D. Snyder	297,585,811	5,027,015
  (c)
  At the 2002 Annual Meeting of Stockholders, the following proposals were voted upon by the stockholders:

            Gateway stockholders did not approve a stockholder proposal to request that the Company's Board of Directors prepare a report on the feasibility of adopting a policy, implementing programs, and auditing progress of producer responsibility for their products as described in the proposal. There were 19,057,858 votes cast for the proposal, 226,511,411 votes cast against, and 5,729,676 abstentions.

            Gateway stockholders did not approve a stockholder proposal to urge the Board of Directors to take the steps necessary to reorganize itself into one class. There were 82,271,364 votes cast in for the proposal, 165,714,928 votes cast against the proposal, and 3,312,653 abstentions.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

      None

  (b)
  Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gateway, Inc.

Date: August 8, 2002	By:	/s/ JOSEPH BURKE Joseph Burke Senior Vice President and Chief Financial Officer (authorized officer and principal financial officer)

	By	/s/ JEFFREY A. PACE Jeffrey A. Pace Vice President and Controller (chief accounting officer)

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Gateway, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2002	/s/ THEODORE W. WAITT Theodore W. Waitt Chairman & Chief Executive Officer

Dated: August 8, 2002	/s/ JOSEPH BURKE Joseph Burke Senior Vice President & Chief Financial Officer

QuickLinks

Gateway, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS For the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts) (unaudited)
Gateway, Inc. CONSOLIDATED BALANCE SHEETS June 30, 2002 and December 31, 2001 (in thousands, except per share amounts)
Gateway, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2002 and 2001 (in thousands) (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
II. OTHER INFORMATION
SIGNATURE
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)