Form 10-Q
period 2002-09-30
GATEWAY INC
filed 2002-11-15
CIK 895812

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

        As of November 12, 2002, there were 324,052,520 shares of the Common Stock of the Company, $.01 par value per share, outstanding. As of November 12, 2002, there were no shares of the Company's Class A Common Stock, $.01 par value per share, outstanding.

I. FINANCIAL INFORMATION

Item 1. Financial Statements

Gateway, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2002 and 2001
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$1,117,813	$1,409,759	$3,114,969	$4,944,144
Cost of goods sold	950,140	1,289,699	2,679,081	4,346,673

Gross profit	167,673	120,060	435,888	597,471
Selling, general and administrative expenses	248,636	675,311	828,436	1,782,117

Operating loss	(80,963)	(555,251)	(392,548)	(1,184,646)
Other income (loss), net	6,553	(98,412)	29,785	(113,755)

Loss before income taxes and cumulative effect of change in accounting principle	(74,410)	(653,663)	(362,763)	(1,298,401)
Benefit for income taxes	(27,532)	(134,001)	(134,224)	(278,900)

Loss before cumulative effect of change in accounting principle	(46,878)	(519,662)	(228,539)	(1,019,501)
Cumulative effect of change in accounting principle, net of tax of $13,828	—	—	—	(23,851)

Net loss	(46,878)	(519,662)	(228,539)	(1,043,352)
Preferred stock dividends and accretion	(2,779)	—	(8,543)	—

Net loss attributable to common stockholders	$(49,657)	$(519,662)	$(237,082)	$(1,043,352)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.15)	$(1.61)	$(0.73)	$(3.16)
Cumulative effect of change in accounting principle	—	—	—	(.07)

Basic and diluted net loss per share	$(0.15)	$(1.61)	$(0.73)	$(3.23)

Weighted average shares outstanding:
Basic and diluted	324,028	323,296	324,010	323,061

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$432,633	$730,999
Marketable securities	695,945	435,055
Accounts receivable, net	240,726	219,974
Inventory	86,484	120,270
Other, net	513,939	616,626

Total current assets	1,969,727	2,122,924
Property, plant and equipment, net	492,933	608,429
Intangibles, net	26,031	36,304
Other assets, net	151,648	219,200

	$2,640,339	$2,986,857

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$302,465	$341,122
Accrued liabilities	343,319	468,609
Accrued royalties	82,375	135,698
Other current liabilities	322,673	200,599

Total current liabilities	1,050,832	1,146,028
Long-term liabilities	74,491	82,636

Total liabilities	1,125,323	1,228,664

Contingencies (Note 10)
Series C redeemable convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	194,852	193,109
Stockholders' equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,028 shares and 323,973 shares issued and outstanding in 2002 and 2001, respectively	3,240	3,239
Additional paid-in capital	734,608	731,623
Retained earnings	379,338	616,420
Accumulated other comprehensive income	2,978	13,802

Total stockholders' equity	1,320,164	1,565,084

	$2,640,339	$2,986,857

The accompanying notes are an integral part of the consolidated financial statements

Gateway, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(228,539)	$(1,043,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	116,631	158,491
Provision for uncollectible accounts receivable	8,696	20,125
Deferred income taxes	—	(299,060)
Cumulative effect of change in accounting principle	—	23,851
Write-down of long lived assets	52,972	417,453
Loss on investments	28,989	186,745
Gain on settlement of an acquisition liability	(13,782)	—
Other, net	—	(82)
Changes in operating assets and liabilities:
Accounts receivable	(29,446)	201,928
Inventory	33,787	188,657
Other assets	237,025	198,885
Accounts payable	(36,888)	(330,576)
Accrued liabilities	(125,291)	110,263
Accrued royalties	(53,323)	(23,616)
Other liabilities	19,651	(70,114)

Net cash provided by (used in) operating activities	10,482	(260,402)

Cash flows from investing activities:
Capital expenditures	(50,817)	(167,218)
Proceeds from sale of investment	11,100	—
Purchases of available-for-sale securities, net	(273,434)	(252,390)
Proceeds from the sale of financing receivables	9,896	569,579
Purchase of finance receivables, net of repayments	—	(27,048)
Other, net	—	(1,120)

Net cash provided by (used in) investing activities	(303,255)	121,803

Cash flows from financing activities:
Proceeds from issuance of long-term obligations, net of payments	—	196,016
Payment of preferred dividends	(5,880)	—
Stock options exercised	287	9,043

Net cash provided by (used in) financing activities	(5,593)	205,059
Foreign exchange effect on cash and cash equivalents	—	2,892

Net increase (decrease) in cash and cash equivalents	(298,366)	69,352
Cash and cash equivalents, beginning of period	730,999	483,997

Cash and cash equivalents, end of period	$432,633	$553,349

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(unaudited)

1. General:

        The accompanying unaudited consolidated financial statements of Gateway, Inc. (the "Company") as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

  (d)
  Marketable Securities and Long-Term Investments:

        Marketable securities consist of mutual funds, equity securities, commercial paper and debt securities, with market values that approximate their amortized cost. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas within or adjacent to Gateway's strategic focus. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. Investments in public companies with restrictions related to the Company's ability to dispose of the investment within one year are classified as available-for-sale and are adjusted to their fair value based on one of the following methods: (i) quoted market prices; (ii) current rates for similar issues; (iii) recent transactions for similar issues; or (iv) present value of expected cash flows. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other than temporary are reported in other income (loss), net. Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of other income (loss), net.

  (e)
  Inventory:

        Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. On a quarterly basis, the Company compares on a part by part basis, the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in the Company's consolidated balance sheet at September 30, 2002 and December 31, 2001 are considered adequate by the Company's management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory.

  (f)
  Property, Plant and Equipment:

        Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the asset's estimated useful lives, as follows:

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

  (g)
  Intangible Assets:

        Intangible assets are amortized on a straight-line basis over four to ten years.

  (h)
  Long-lived Assets:

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

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

  (k)
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

  (m)
  Income Taxes:

        The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes payable includes potential tax liabilities related to current or future federal, state or foreign tax audits.

  (n)
  Stock-based Compensation:

        The Company measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

  (o)
  Segment Data:

        The Company reports segment data based on the internal reporting that is used by management for making operating decisions and assessing performance which is designated as the source of the Company's reportable operating segments.

2. Comprehensive Income (Loss):

        Comprehensive income (loss) for the Company includes net income (loss), foreign currency translation effects, unrealized gains or losses on derivatives qualifying as hedges, unrealized gains or losses on available-for-sale securities and realized gains in the statement of operations when the available-for-sale securities are sold. The cumulative effect of these items has been charged or credited to the accumulated other comprehensive income account within stockholders' equity.

        Comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Comprehensive income (loss):
Net loss	$(46,878)	$(519,662)	$(228,539)	$(1,043,352)
Foreign currency translation	(152)	(1,080)	1,768	(4,249)
Unrealized gain on derivatives qualifying as hedges	—	—	—	18
Unrealized gain (loss) on available-for-sale securities	1,883	(269)	1,522	(4,476)
Realized gains included in net loss	—	—	(14,114)	—

	$(45,147)	$(521,011)	$(239,363)	$(1,052,059)

3. Share and Per Share Information:

        Basic earnings per common share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income (loss) attributable to common stockholders and the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended September 30, 2002 and 2001 excludes 22,268,084 and 930,501 weighted average incremental shares, respectively, and for the nine months ended September 30, 2002 and 2001 excludes 22,304,626 and 1,300,205 weighted average incremental shares, respectively, related to employee and director common stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price or assuming the "if converted" method for the Series A Convertible Preferred Stock as their effect is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,938,948 shares and is not included in calculating earnings per share as the contingency was not met as of September 30, 2002. In addition, for the three months ended September 30, 2002 and 2001 the Company has excluded 57,396,974 shares and 53,947,804 shares, respectively, and for the nine months ended September 30, 2002 and 2001 excluded 58,163,781 shares and 53,320,358 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

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

        The Company used foreign currency forward contracts to hedge foreign currency transactions. These forward contracts were designated as cash flow hedges and generally had three to six month terms. Additionally, the Company holds warrants as investments in connection with certain strategic relationships. On January 1, 2001, the Company's financial statements were adjusted by $37 million, of which $4 million is related to the Company's hedges and warrants mentioned above, and $33 million is related to the Company's long-term investments, to record the cumulative effect of adopting this accounting change.

5. Finance Receivables:

        Finance receivables, included in other current assets in the December 31, 2001 balance sheet, consist of receivables due from customer installment purchases of the Company's products and services, net of allowance for losses. In the first quarter of 2002, the Company sold its remaining finance receivables portfolio at book value with no recourse.

6. Selected Balance Sheet Information (in thousands):

	September 30, 2002	December 31, 2001
Accounts receivable, net:
Accounts receivable	$246,179	$224,443
Less allowance for uncollectible accounts	(5,453)	(4,469)

	$240,726	$219,974

        The increase in accounts receivable reflects an increased mix of business sales in the third quarter of 2002 versus the fourth quarter of 2001, which typically have longer payment terms versus consumer sales which typically have shorter payment terms.

Inventory:
Components and subassemblies	$63,277	$92,669
Finished goods	23,207	27,601

	$86,484	$120,270

        The decrease in inventory on hand reflects inventory reduction efforts throughout the supply chain, particularly in components and subassemblies.

Other current assets:
Income tax receivable	$134,673	$274,727
Deferred income taxes	139,383	139,383
Prepaid expenses	98,404	47,293
Other	141,479	155,223

	$513,939	$616,626

        The decrease in income tax receivable reflects the net income tax refunds received by the Company. Prepaid expenses increased due to prepayment of hardware royalty obligations.

Property, plant and equipment, net:
Property, plant and equipment	$1,011,144	$1,048,420
Accumulated depreciation	(518,211)	(439,991)

	$492,933	$608,429

        The decrease in property, plant and equipment reflects the net impact of asset write-downs taken in the restructuring and other special charges, as well as asset additions and depreciation expense.

Accrued liabilities:
Warranty	$65,392	$84,024
Restructuring	54,670	126,439
Other	223,257	258,146

	$343,319	$468,609

        The decrease in accrued liabilities reflects a decline in the warranty accrual attributable to the reduction in unit sales relative to 2001 levels. The restructuring accrual declined due to restructuring related payments made during 2002 net of additional accruals. See Note 11 for further information.

Other current liabilities:
Deferred revenue	$66,862	$72,202
Other	255,811	128,397

	$322,673	$200,599

        The increase in other current liabilities is primarily due to an increase in the accrual for tax liabilities.

Other liabilities:
Deferred revenue	$67,008	$42,124
Other	7,483	40,512

	$74,491	$82,636

        The increase in deferred revenue is primarily due to the insourcing of certain extended warranty service plans. The decrease in other liabilities reflects the settlement of an acquisition liability as well as a decrease in the long-term warranty accrual attributable to a shift to one year standard warranties as compared to the three year standard warranties previously offered by the Company.

7. Preferred Stock:

        On February 2, 2001, the Company received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of an investment agreement with America Online, Inc. ("AOL"). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the effective interest method.

        The Company issued 50,000 shares of non-voting Series A Convertible Preferred Stock ("Series A Preferred Stock") to AOL in exchange for $200 million in cash in December 2001.

8. Stock Option Plans:

        The Company uses the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation." The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2002 and 2001: dividend yield of zero percent; risk-free interest rates ranging from 1.7 to 6.6 percent; and

expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent in 2002 and 73 percent in 2001.

        Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss attributable to common stockholders and net loss per share would have resulted in the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss attributable to common stockholders—as reported	$(49,657)	$(519,662)	$(237,082)	$(1,043,352)
Net loss attributable to common stockholders—pro forma	$(62,576)	$(532,116)	$(262,431)	$(1,102,643)
Net loss per share—as reported:
Basic and diluted	$(0.15)	$(1.61)	$(0.73)	$(3.23)
Net loss per share—pro forma:
Basic and diluted	$(0.19)	$(1.65)	$(0.81)	$(3.41)

        The pro forma effect on net loss for 2002 and 2001 is not fully representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1997.

9. Income Taxes:

        The Company recorded a tax benefit of $28 million, or 37%, for the third quarter of 2002 and a tax benefit of $134 million, or 37%, for the first nine months of 2002 compared to a tax benefit of $134 million, or 20.5%, for the third quarter of 2001 and a tax benefit of $279 million, or 21.5%, for the first nine months of 2001. The tax benefit for the first nine months of 2001 is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain of the restructuring and other special charges, losses related to the Company's foreign operations and unrealized capital losses associated with the investment impairment. The change in the valuation allowance was the result of management's assessment that the tax benefit associated with these items was no longer more likely than not to be realized. Management believes that the realization of the remaining deferred tax assets is more likely than not. In the event that management does not believe in the future that the realization is more likely than not due to, among other factors, either expiration of the five year net operating loss carryback for tax years ending after December 31, 2002, or the Company being unable to attain profitability in the near term, additional valuation allowances for all or a portion of the remaining net deferred tax assets will be required.

10. Contingencies:

        On December 7, 2000, James Burton filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Thereafter, six similar cases were filed in the same court by other plaintiffs. On July 16, 2001, the complaints were consolidated and amended to allege among other things that the defendants misrepresented Gateway's financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway's stock between April 14, 2000 and February 28, 2001 (the "class period"), the date when the Company announced that it was restating its financial statements for the first three quarters of 2000 and revising the financial information previously released for the fourth quarter of 2000 (the "February 2001 restatement"). On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting the defendants' motion to dismiss, but allowed the plaintiffs to file an amended complaint. Subsequently, the parties and insurance carriers reached a $10.25 million settlement in which the Company denied all allegations and did not admit any liability. The settlement was funded entirely by the Company's insurance carriers and was approved by the court on September 9, 2002.

        On March 27, 2001, Bruce Eubank filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway's former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleged among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and sought compensatory and punitive damages, an accounting, injunctive relief, and attorney's fees. On May 15, 2001, Jacob Scheinhartz filed a similar derivative suit in the United States District Court for the Southern District of California. Both of these derivative lawsuits have now been dismissed with prejudice in conjunction with the settlement of the class action suit described above.

        The Company has been responding to an investigation by the Securities and Exchange Commission ("SEC") which commenced in December 2000. The Company voluntarily restated its 2000 earnings in February 2001, and has since furnished the SEC information primarily related to its fiscal year 2000. The Company is fully cooperating with the SEC in connection with this investigation, which appears to be focused on past activities and not current operations. The Company now expects the SEC to complete its investigation by the fourth quarter of 2002 or the first quarter of 2003 and its outcome cannot be determined at this time. The Company believes there will be no impact on its current financial postion, results of operations, or cash flows included in this Form 10-Q.

        Additionally, the Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such lawsuits and proceedings will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

11. Restructuring and Other Special Charges:

        During the first quarter of 2002, the Company approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations and other company sites. A pre-tax charge of $99 million was recorded in the first quarter to provide for these actions and other related items. The charge is included in cost of goods sold and selling, general and administrative expenses. Included in the pre-tax charge of $99 million is $48 million for asset write-downs related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts. Execution of the restructuring plan is anticipated to be substantially complete by the end of 2003.

        The following table summarizes charges recorded during the first quarter of 2002 for exit activities and asset write-downs and payments made during the nine months ended September 30, 2002 related thereto (in millions):

	Exit Activities
	Accrued at December 31, 2001	Additions	Paid	Accrued at September 30, 2002	Asset Write-downs	Total Charges
Productivity Initiatives	$7	$28	$34	$1	$2	$30
Facilities/Capital Assets	9	16	12	13	43	59
Operating Assets	12	10	14	8	10	20
International Restructuring	89	(3)	53	33	(7)	(10)
Other	9	—	9	—	—	—

Total	$126	$51	$122	$55	$48	$99

        The Company made payments during the three months ended September 30, 2002 of approximately $25 million against its restructuring accruals.

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

  •
  Operating Assets—The Company recorded a charge of $20 million related to the closing of 19 stores in the United States. In connection with these store closings, the Company accrued approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and incurred charges of $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

  •
  International Restructuring—The Company recorded an adjustment to reduce previously recorded charges by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

12. Segment Data:

        The Company's segments are based on geography and, in North America, by customer class. Geographic segments include North America; Europe, Middle East, Africa ("EMEA"); and Asia Pacific. During the third quarter of 2001, the Company exited substantially all of its company-owned international operations. Customer class segments in North America are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the quarter and nine months ended September 30, 2002, includes restructuring and other special charges discussed in Note 11 and for the quarter and nine months ended September 30, 2001 includes restructuring and other special charges discussed in the Company's 2001 Annual Report on Form 10-K.

        The following table sets forth summary information by segment (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Net sales:
North America:
Consumer	$619,486	$680,120	$1,735,659	$2,441,308
Business	498,327	622,949	1,379,310	1,951,502

	1,117,813	1,303,069	3,114,969	4,392,810
EMEA	—	41,926	—	229,027
Asia Pacific	—	64,764	—	322,307

Consolidated	$1,117,813	$1,409,759	$3,114,969	$4,944,144

Operating income (loss):
North America:
Consumer	$(54,567)	$(1,167)	$(147,492)	$(5,300)
Business	55,626	41,354	118,356	162,421

	1,059	40,187	(29,136)	157,121
EMEA	—	(16,576)	—	(53,493)
Asia Pacific	—	(16,727)	—	(37,548)
Non-segment	(82,022)	(562,135)	(363,412)	(1,250,726)

Consolidated	$(80,963)	$(555,251)	$(392,548)	$(1,184,646)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This Report includes forward-looking statements, including statements that relate to future results and events, made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. The Company assumes no obligation to update these forward looking statements to reflect events that occur or circumstances that exist after the date on which they were made. There are many factors that affect the Company's business, consolidated financial position, results of operations, cash flows and such forward-looking statements, including the factors discussed or referenced below.

Outlook

        The demand environment is proving to be more difficult than anticipated earlier in the year and the Company cannot count on a significant demand lift in the fourth quarter holiday season. The Company recently introduced digital electronics retail offerings, including digital cameras, MP3 players, digital video gear, software, printers and accessories. Gross margin percentages are expected to improve sequentially based on the digital electronics retail offerings which generally carry higher margins than the Company's current PC margins as well as continued cost improvements. Based on these factors, the Company estimates the amount of net loss per share will improve in the fourth quarter of 2002 to a range of $0.10 to $0.13 from the loss of $0.15 per share in the third quarter of 2002. The Company expects fiscal year 2002 net sales of between $4.3 to $4.5 billion and a pre-tax loss, excluding restructuring and other special charges, of between $310 to $330 million. The Company also expects to end the year with a balance of more than $1 billion in cash and marketable securities.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. Gateway records estimated reductions to revenue for customer incentive offerings. Should a greater proportion of customers redeem incentives than estimated by the Company, additional reductions to revenue may be required. Gateway maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Gateway's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Gateway provides for the estimated cost of product warranties at the time revenue is recognized. While Gateway engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Gateway's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Gateway's estimates, revisions to the estimated warranty liability may be required. Gateway writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Gateway holds minority interests in companies having operations or technology in areas within or adjacent to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in non-publicly traded companies whose value is difficult to determine. Gateway records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Gateway records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While Gateway has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Gateway were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should Gateway determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

        The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations and certain of such data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)
Net sales	$1,117,813	$1,409,759	$3,114,969	$4,944,144
Gross profit	167,673	120,060	435,888	597,471
Percentage of net sales	15.0%	8.5%	14.0%	12.1%
Selling, general and administrative expenses	248,636	675,311	828,436	1,782,117
Percentage of net sales	22.2%	47.9%	26.6%	36.0%
Operating loss	(80,963)	(555,251)	(392,548)	(1,184,646)
Percentage of net sales	(7.2)%	(39.4)%	(12.6)%	(24.0)%

Net Sales

        Gateway consolidated net sales were $1.1 billion and $3.1 billion in the third quarter and first nine months of 2002, respectively, representing decreases of 21% and 37%, respectively, over the comparable periods of 2001. In the third quarter and first nine months of 2002, unit shipments decreased over the comparable periods of 2001 by 19% and 31%, respectively. The Company's unit shipments increased approximately 12% in the third quarter of 2002 over the second quarter of 2002 while total personal computer shipments in the United States appear to have increased at a lower rate than that experienced by the Company based on preliminary market data.

        The following table summarizes the Company's net sales, for the periods indicated, by geographic region and segment:

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Net sales:
North America:
Consumer	$619,486	$680,120	$1,735,659	$2,441,308
Business	498,327	622,949	1,379,310	1,951,502

	1,117,813	1,303,069	3,114,969	4,392,810
EMEA	—	41,926	—	229,027
Asia Pacific	—	64,764	—	322,307

Consolidated	$1,117,813	$1,409,759	$3,114,969	$4,944,144

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

        Consumer net sales declined 9% and 29% during the third quarter and first nine months of 2002 while unit shipments declined 3% and 16%, respectively, over the same periods of 2001. Excluding the impact of the strategic actions mentioned above, the consumer net sales decline would have been 23% and the unit shipments decline would have been 15% in the first nine months of 2002 compared to the same period of last year. Consumer net sales and unit shipments increased 20% and 26%, respectively, over the second quarter of 2002, primarily due to the Company's value pricing and marketing strategy, seasonal sales trends, and the Company's redesigned product line which was substantially completed in the third quarter of 2002.

        The business segment net sales declined 20% and 29%, respectively, in the third quarter and first nine months of 2002 compared to the same periods in 2001, while unit shipments declined 19% and 24%, respectively, over the same periods of 2001. Business segment net sales increased 2% compared to the second quarter of 2002 while unit shipments were flat over the same period. The Company believes that state and local government, and to a lesser extent education sales, were adversely impacted by budget constraints during the third quarter of 2002.

        Digital Technology Solutions accounted for $176 million, or 16%, of net sales, and $529 million, or 17% of net sales, respectively, in the third quarter and first nine months of 2002, compared to $242 million, or 17% of net sales, for the third quarter of 2001 and $968 million, or 20% of net sales, in the first nine months of 2001. Digital Technology Solutions, previously referred to as a beyond-the-box revenue, includes Digital Infrastructure, consisting of Internet access and financing solutions, Digital Solutions, consisting of software and peripherals that are common elements of Gateway's Your:)ware bundles, and Digital Services, consisting of extended warranties, learning services or training and installation offerings.

        In the third quarter and first nine months of 2002, $77 million and $265 million, respectively, of digital technology solutions were sold at the point of sale of a PC compared to $140 million and $610 million, respectively, in the same periods of 2001. Beyond-the-box revenue sold not in connection with a PC sale was $99 million and $264 million, respectively, in the third quarter and first nine months of 2002 compared to $102 million and $358 million, respectively, during the same periods in 2001. The decline in the beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments, the Company's decision to discontinue non-profitable revenue streams mentioned above, and the insourcing of certain extended warranty service plans. This transition to insourcing such service plans will save administrative costs previously paid to third parties and, as a result, it will improve the Company's gross margin percentage on this line of business over future periods as this extended warranty revenue is being recognized. During the first quarter of 2001, the Company modified its strategic alliance with America Online, Inc. ("AOL") whereby it converted existing gateway.net customers to the AOL branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company began to participate in a greater share of recurring income on new prepaid ISP subscribers rather than earning a higher fee for re-selling prepaid ISP subscriptions at the point of sale and participating in the recurring income stream at a later date. The change in the strategic alliance has resulted in the Company reporting substantially less revenue from ISP at the point of sale in the first nine months of 2002 compared to the first nine months of 2001. The Company expects to report increased recurring revenue and gross profit in future periods as a result of this change. This change has the effect of negatively impacting average selling price, as well as the sales mix percentage of beyond-the-box revenue while favorably impacting gross profit percentage of beyond-the-box items.

        During the first nine months of 2002, the Company closed 22 retail locations and exited the quarter with 274 stores in the United States. The Company is continuing to evaluate the stores and their locations to optimize store traffic and profit characteristics in terms of contribution to multiple channel sales and financial results. This could result in a decision to relocate or close certain stores in the future.

        Average unit price ("AUP"), which is total Company net sales per unit, was $1,533 in the third quarter of 2002, down from $1,544 in the second quarter of 2002 and down from $1,574 in the third quarter of 2001. Average selling price or ASP, which includes PC and non-PC products and services sold at the point of sale per unit, was $1,397 in the third quarter of 2002, down from $1,414 in the second quarter of 2002 and down from $1,460 in the third quarter of 2001. The decrease in AUP and ASP in the third quarter of 2002 versus the second quarter of 2002 is primarily due to a number of promotional programs and insourcing of certain extended warranty service plans as described above. The decrease in AUP and ASP in the third quarter of 2002 versus 2001 is due primarily to the value pricing and marketing strategy employed by the Company during the first nine months of 2002.

Gross Profit

        Gross profit for the third quarter and first nine months of 2002 was $168 million and $436 million, respectively, an increase of 40% over the third quarter of 2001 and a decrease of 27% over the first nine months of 2001. As a percentage of net sales, gross profit for the third quarter of 2002 increased to 15.0% from 8.5% in the third quarter of 2001, and increased to 14.0% in the first nine months of 2002 from 12.1% during the same period of 2001. The gross margin of 15.0% for the third quarter of 2002 represents an increase sequentially from 14.3% in the second quarter of 2002. This sequential increase is primarily a result of greater unit sales volume, along with cost reductions related to technical support and warranty cost efficiencies, improvements in product quality, manufacturing productivity, component price reductions and tighter inventory controls.

        During the first quarter of 2002, the Company recorded a $16 million charge in costs of goods sold related to the closure of certain sites and severance obligations. Excluding the effects of the restructuring and other special charges, gross profit for the first nine months of 2002 would have been 14.5% of net sales. During the first quarter of 2001, the Company incurred an operating loss of $75 million related to the Company's consumer financing portfolio and recorded an additional $100 million charge to reduce the carrying value of those receivables to their net realizable value following the Company's decision to sell the substantial balance of its consumer financing portfolio. Excluding the effects of the consumer financing portfolio and restructuring and other special charges of $116 million in the third quarter of 2001, gross profit would have been 18.0% in the first nine months of 2001. The decline in gross profit as a percentage of net sales from 18.0% in the first nine months of 2001 to 14.5% in the first nine months of 2002 is primarily due to the value pricing and marketing strategy adopted and maintained by the Company since early in 2002 as discussed above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses in the third quarter and first nine months of 2002 totaled $249 million, or 22.2% of net sales, and $828 million, or 26.6% of net sales, respectively, compared to $675 million, or 47.9% of net sales, and $1.8 billion, or 36.0% of net sales, respectively, in 2001. During the first quarter of 2002 the Company approved a restructuring plan to, among other things, reduce its workforce, close certain retail and other company sites, and write down certain impaired capital assets, including the abandonment of certain information technology projects. Charges of $83 million were recorded to SG&A in the first quarter of 2002 to provide for those actions and other related items. During the first and third quarters of 2001, the Company approved restructuring plans which, among other things, reduced its workforce, closed certain store locations, consolidated facilities, redefined its information technology strategy, and exited certain other activities. Charges of $390 million, $24 million and $345 million were recorded to SG&A in the first, second and third quarters, respectively, of 2001 to provide for these actions and other related items.

        Excluding the restructuring and other special charges noted above, SG&A expense would have been $746 million or 23.9% of net sales for the first nine months of 2002 and $1.02 billion or 20.7% of net sales for the first nine months of 2001. In addition, SG&A expenses would have been $330 million or 23.4% of net sales in the third quarter of 2001 compared to the aforementioned $249 million or 22.2% of net sales in the third quarter of 2002. This decrease in SG&A expense is the result of a combination of factors including the restructuring actions taken in 2001 and 2002, such as reductions in headcount, lower facility related costs and depreciation, and variable cost declines associated with lower sales volume, as well as other cost reduction efforts. The increase in SG&A as a percentage of sales for the first nine months of 2002 versus the first nine months of 2001 is due primarily to the de-leveraging of expenses, such as depreciation and marketing, in connection with the revenue reductions described above.

Operating Income (Loss)

        Operating loss for the third quarter and first nine months of 2002 was $81 million and $393 million, respectively, compared to an operating loss of $555 million and $1.2 billion, respectively, for the same periods in 2001. The operating losses for 2001 and 2002 resulted largely from the restructuring and other special charges, and in 2001 also from the consumer financing operation loss noted above. Excluding the restructuring and other special charges discussed above, the operating loss for the first nine months of 2002 would have been $294 million compared to $134 million for the first nine months of 2001. The increase in the operating loss for the year is primarily due to a decrease in unit sales, the value pricing and marketing strategy and de-leveraging of expenses in connection with the revenue reductions described above. The operating loss for the third quarter of 2001 excluding the restructuring and other special charges would have been $94 million versus the $81 million operating loss for the third quarter of 2002. The year-over-year decrease in the third quarter operating loss was due to a decrease in personnel and marketing expenses, offset by the decline in gross margin dollar amounts due to the value pricing and marketing strategy adopted and maintained by the Company during 2002.

        The consumer segment had an operating loss of $55 million and $147 million, respectively, for the third quarter and first nine months of 2002 compared to an operating loss of $1 million in the third quarter of 2001 and an operating loss of $5 million for the first nine months of 2001. The increase in the consumer segment operating loss in 2002 versus 2001 was due to the decline in consumer segment gross margin percentage due to the value pricing and marketing strategy discussed above, partially offset by a decrease in personnel expenses. The business segment operating income was $56 million and $118 million, respectively, for the third quarter and first nine months of 2002 compared to $41 million and $162 million, respectively, for the same periods in 2001. Non-segment operating losses for the third quarter and first nine months of 2002 were $82 million and $363 million, respectively, compared to $562 million and $1.3 billion, respectively, for the same periods in 2001. The year-over-year decrease in non-segment operating loss was due to a decrease in restructuring and other special charges and a decrease in personnel and marketing costs. Operating income (loss) for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

Other Income (Loss), net

        Other income (loss), net, was $7 million during the third quarter of 2002 and $30 million for the first nine months of 2002, as compared to losses of $98 million and $114 million, respectively, in the same periods of 2001. Other income (loss), net includes in all periods net interest income earned on the Company's cash and cash equivalents and marketable securities balances. In the third quarter of 2002, other income was favorably impacted by the combination of interest income from a slightly higher average cash balance during the quarter, along with a reduced amount of investment net write-downs versus the previous quarter. In the first and second quarters of 2002, other income was favorably impacted by a renegotiation and settlement of an acquisition liability, partially offset by the net impact of cash gains on portfolio dispositions and write-downs of strategic investments. During the first nine months of 2001, the Company recorded charges of $184 million to write down the carrying value of the Company's investments and a long-term receivable associated with a strategic restructuring decision, offset by income of $34 million associated with the consumer financing portfolio which was sold in the third quarter.

Pre-tax Loss

        The pre-tax loss for the third quarter and first nine months of 2002 was $74 million and $363 million, respectively, compared to pre-tax loss of $654 million and $1.3 billion, respectively, for the same periods of 2001. Excluding the restructuring and other special charges discussed above, and the $75 million operating loss related to the consumer financing portfolio in 2001, the pre-tax loss would have been $264 million for the first nine months of 2002 compared to $98 million for the first nine months of 2001.

Income Taxes

        The Company recorded a tax benefit of $28 million, or 37%, for the third quarter of 2002 and a tax benefit of $134 million, or 37%, for the first nine months of 2002 compared to a tax benefit of $134 million, or 20.5%, for the third quarter of 2001 and a tax benefit of $279 million, or 21.5%, for the first nine months of 2001. The tax benefit for the first nine months of 2001 is net of a tax assessment in a foreign subsidiary and an increase in the deferred tax valuation allowance for certain of the restructuring and other special charges, losses related to the Company's foreign operations and unrealized capital losses associated with the investment impairment. The change in the valuation allowance was the result of management's assessment that the tax benefit associated with these items was no longer more likely than not to be realized. Management believes that the realization of the remaining deferred tax assets is more likely than not. In the event that management does not believe in the future that the realization is more likely than not due to, among other factors, either expiration of the five year net operating loss carryback for tax years ending after December 31, 2002, or the Company being unable to attain profitability in the near term, additional valuation allowances for all or a portion of the remaining net deferred tax assets will be required.

Accounting Changes

        During the first quarter of 2001, the Company adopted Financial Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. (See Note 4 in the Consolidated Financial Statements).

Liquidity and Capital Resources

        The following table presents selected financial statistics and information for the periods indicated:

	Three Months Ended September 30,
	2002	2001
	(dollars in thousands)
Cash and marketable securities	$1,128,578	$935,812
Days of sales in accounts receivable	19.4	20.6
Days inventory on hand	8.2	10.1
Days in accounts payable	28.7	31.7
Cash conversion cycle	(1.1)	(0.9)

        At September 30, 2002, the Company had cash and cash equivalents of $433 million and marketable securities of $696 million. The Company maintains an unsecured committed credit facility with certain banks aggregating $300 million, consisting of a revolving line of credit facility and a sub-facility for letters of credit, which expires in October 2004. As of September 30, 2002, the revolving line of credit facility had no amounts outstanding. As a result of the Company's recent losses, which include significant restructuring and other special charges, the Company is currently limited in its ability to borrow under the facility. The Company has not previously had any loans outstanding under this credit facility, and given the Company's substantial liquidity position, does not foresee any need to borrow under the facility at this time.

        The Company has introduced digital electronics retail offerings, including digital cameras, MP3 players, digital video gear, software, printers and accessories, in its retail stores in the United States. Inventory associated with the Company's in-store cash and carry programs was approximately $10 million at the end of the third quarter of 2002 and is expected to increase in the fourth quarter of 2002 in connection with the introduction of the additional digital solutions products and in anticipation of the typical buying season. Based on expected sales volumes and supply chain dynamics, the Company is not expecting a significant rise in its days inventory on hand, although quarter end inventory will increase.

        The Company generated $10 million of cash from operations during the first nine months of 2002, including $35 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include an increase in other liabilities of $20 million and a decrease in inventory and other assets of $271 million, due in large part to the collection of the Company's income tax refunds of approximately $425 million in the first and third quarters, partially offset by the current income tax receivable of $134 million, and inventory reduction efforts throughout the supply chain, particularly in components and subassemblies. This increase was largely offset by a decrease in accounts payable, accrued liabilities and royalties of $216 million, due primarily to payments associated with restructuring activities initiated in 2001 and the first quarter of 2002, as well as an increase in accounts receivable of $29 million due to an increased mix of business sales in the third quarter of 2002 versus the fourth quarter of 2001, which typically have longer payment terms versus consumer sales which typically have shorter payment terms. The Company used approximately $51 million for capital expenditures and $273 million to purchase, net of proceeds from sales of, marketable securities, while generating $10 million in proceeds from the sale of finance receivables and $11 million from the sale of an investment. The Company also used $6 million to pay preferred dividends.

        As a result of the restructuring plan described in the Notes to the Consolidated Financial Statements, the Company expects future cash outlays of approximately $55 million primarily for the closure of certain sites and international restructuring. In addition, the Company expects future cash outlays of approximately $25 million in connection with liabilities accrued prior to the restructuring decisions related to international operations. This total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of the restructuring plan is anticipated to be substantially complete by the end of 2003.

        In December 2001, the Company issued 50,000 shares of Series A Preferred Stock for $200 million, bearing a dividend of 2.92% annually, paid quarterly. Also, in December 2001, the Company issued 50,000 shares of Series C Convertible Preferred Stock for $200 million, bearing a dividend of 1.5% annually, paid semi-annually.

        The Company believes it will exit December 2002 with more than $1 billion in cash and cash equivalents and marketable securities. Due to the Company's expected loss in 2002, an income tax refund of at least $134 million is anticipated in early 2003. Management believes that the Company's current sources of working capital, including its current cash and marketable securities and income tax refund mentioned above, will provide adequate flexibility for the Company's financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Factors that May Affect Future Results" as well as "Outlook" that could affect the Company's estimates of future financial needs and sources of working capital.

Factors That May Affect Future Results

        Factors that could impact the Company's business, consolidated financial position, results of operations and cash flows and cause future results to differ from the Company's expectations include the following: general conditions in the personal computer industry and general economic conditions, competitive factors and pricing pressures; the ability to transform the Company to a digital technology solutions provider and restructure its operations and cost structure; component supply shortages; short product cycles; the ability to access new technology; infrastructure requirements; risks relating to the shutdown of its company-owned international operations, including the loss of related net sales, potential increases in shutdown and lease termination costs, and loss of access to international markets; the ability to grow the non-PC or "beyond-the-box" business; the ability to grow its e-commerce business; risks of minority investments; risks relating to new or acquired businesses; joint ventures and strategic alliances, including the Company's narrowband and broadband programs; changes in accounting rules, the impact of litigation and government regulation generally; increased inventory costs and obsolescence risks due to shifts in market demand; changes in customer, product, or geographic sales mix; the impact of employee lay-offs and management changes and the risk that any expected or scheduled transactions do not occur; as well as risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission.

        The Company encounters aggressive competition from numerous competitors in all areas of our business. The Company competes primarily on the basis of product offering, price, technology availability, performance, quality, reliability, service and support. The Company believes that its business model—particularly its Country Stores and build-to-order PC configurations—gives it a competitive advantage over its competitors. However, a number of the Company's competitors have aggressively cut prices to spur sales and gain market share, particularly as demand has softened during 2002. The Company believes it can counter these competitive forces by reacting quickly to expected and perceived customer product requirements and desires, aggressively reducing its own prices, and by maintaining relationships with its suppliers to bring products quickly to market. There can, however, be no assurance that this strategy will be successful in an increasingly competitive and ever-changing marketplace.

        The Company has experienced, and may continue to experience, issues with respect to the adequacy of its management information and other systems, purchasing and inventory controls, and the forecasting of component parts needs. These issues can result in high backlog of product orders, delays in customer support response times and increased expense levels. As the Company expands its retail offering and maintains additional inventory on hand at its retail locations, the Company may be subject to excess inventory and may have to reduce prices and write down inventory, which could result in lower gross margins.

        Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry and digital solutions markets. The Company's internal engineering personnel work closely with component and product suppliers and other technology developers to evaluate the latest developments in technology related to PCs and digital solutions. There is no assurance that the Company will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in its products or features in a timely manner.

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

        The Company's results of operations during the fourth quarter are heavily dependent on consumer purchases of the Company's products during the holiday season. If consumer demand for the Company's products fails to materialize as expected during the fourth quarter holiday season due to general economic conditions or other reasons, the Company's results of operations would be adversely impacted.

        At the beginning of the fourth quarter of 2002, the West Coast longshoremen strike of the International Longshore and Warehouse Union disrupted transportation of Company products and component parts. The Company implemented a contingency plan to mitigate the potential business impact but was not able to ameliorate entirely the effects of the strike which, although presently halted, continues to have an effect. At the present time, there is continuing uncertainty as to whether transportation delays attributable to the strike will significantly impact the flow of materials or result in an increase in the cost of fulfillment.

        Beginning in the fourth quarter of 2002, the Company's primary provider of consumer financing has adopted a more conservative lending policy to less credit worthy consumer customers. The Company is in the process of diversifying its sources of consumer financing for such customers. If the Company is unable to find alternative third-party financing options for these customers, sales of the Company's products to such customers would be adversely affected.

        During the weeks immediately following the terrorist attacks that took place on September 11, 2001, the Company experienced a drop in demand across all markets and products. Terrorist acts or acts of war (whether or not declared) and economic conditions may cause damage or disruption to the Company, its employees, facilities, suppliers and customers that could have a material adverse effect on the Company's operations and financial results. In addition, reduced availability of financing generally, or additional reductions in consumer credit from the Company's third party financing partners, including termination of any of the Company's financing partner arrangements, or any loss in consumer confidence resulting in reduced consumer spending as a result of stock market declines or general economic conditions could materially affect the Company's operations and financial results. Furthermore, reduced business spending on computers and related products as a result of general economic conditions could materially affect the Company's operations and financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has not been a material change in the Company's exposure to foreign currency risks since December 31, 2001.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Within 90 days prior to the date of this report (the Evaluation Date), the Company evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a—14(c) and 15(d)—14(c)). This evaluation was carried out by the Company's disclosure committee under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the CEO and CFO have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period when the Company's periodic reports are being prepared.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

Corporate Governance

        Since early 2001, the Company has implemented a number of corporate governance improvements to address both proposed and actual legal requirements as well as best practices. These include:

  •
  The Board adopted amended written charters with expanded responsibilities and annual self-evaluation requirements for the Audit, Compensation and Corporate Governance and Nominating Committees.

  •
  The Audit Committee was granted sole authority to hire Company's independent auditors and to approve the scope of audit work and fees. The Audit Committee must also approve non-audit services by the independent auditors.

  •
  The Audit Committee has met and will meet regularly in separate sessions with senior management, internal audit and the Company's outside auditors.

  •
  The Corporate Governance and Nominating Committee has expanded responsibilities to continually refine the corporate governance guidelines and to oversee the evaluation of the Board in addition to identifying Board members. In addition, Mr. Waitt resigned as chairman of the committee and Mr. James F. McCann, an independent director, was appointed chairman.

  •
  The Company's independent directors have met in executive session and will have the opportunity to meet without senior management present in connection with each regularly scheduled Board meeting.

  •
  The Company updated its Code of Ethics and also expanded employee ethics training.

  •
  The Board of Directors appointed an Ethics Council reporting to the Board and consisting of 3 Company senior vice presidents.

  •
  The Ethics Council must consider conflict-of-interest waivers and advises the Audit Committee with respect to such waivers. Waivers of conflict-of-interest for executive officers must be approved by the Audit Committee.

  •
  The Ethics Council will periodically report to the Board and the Audit Committee with respect to Code of Ethics matters. The Ethics Council also will review with the Audit Committee any complaints received through the Company's confidential ethics hotline.

  •
  The Board will conduct an annual review of the Code of Ethics.

        The Company continues to evaluate its corporate governance practices in light of best practices and changing regulatory requirements and anticipates additional changes as necessary or appropriate.

II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 10 to the unaudited condensed consolidated financial statements which is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit No.	Description of Exhibits
10.18	Agreement and General Release between the Company and Bart Brown, Senior Vice President (filed herewith)
99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        1.    On September 18, 2002, the Company filed a report on Form 8-K, which reported under Item 5, that on September 16, 2002, the Company issued a press release announcing the appointment of Roderick M. Sherwood III as Senior Vice President & Chief Financial Officer of the Company. The press release was filed as an exhibit to the Form 8-K.

        2.    On August 8, 2002, the Company filed a report on Form 8-K, which reported under Item 9 that on August 8, 2002, the Company had filed the Statements under Oath of its Principal Executive Officer and of its Principal Financial Officer in accordance with the SEC's June 27, 2002 Order, and attached the text of the statements as exhibits to the Form 8-K.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.
Date: November 14, 2002	By:	/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (authorized officer and principal financial officer)
Date: November 14, 2002	By:	/s/ JEFFREY A. PACE Jeffrey A. Pace Vice President and Controller (chief accounting officer)

CERTIFICATION OF CEO PURSUANT TO RULE 13A-14 OR 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore W. Waitt, Chairman of the Board and Chief Executive Officer of Gateway, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ THEODORE W. WAITT Theodore W. Waitt Chairman of the Board & Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO RULE 13A-14 OR 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Roderick M. Sherwood III, Senior Vice President & Chief Financial Officer of Gateway, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III Senior Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.
10.18	Agreement and General Release between the Company and Bart Brown, Senior Vice President (filed herewith)
99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Gateway, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS For the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts) (unaudited)
Gateway, Inc. CONSOLIDATED BALANCE SHEETS September 30, 2002 and December 31, 2001 (in thousands, except per share amounts)
Gateway, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2002 and 2001 (in thousands) (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION OF CEO PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CFO PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO EXHIBITS