Form 10-K/A
period 2001-12-31
GATEWAY INC
filed 2003-04-14
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission file number 0-22784

GATEWAY, INC.

Incorporated in Delaware	I.R.S. Employer Number
42-1249184

14303 Gateway Place, Poway, CA 92064

Telephone number: (858) 848-3401

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 2002 (based on the last sale price on the New York Stock Exchange as of such date) was approximately $1,130,285,771. At such date, there were 323,972,895 shares of Common Stock outstanding.

Explanatory Note

This Amendment No. 1 to the Annual Report of Gateway, Inc. (“Gateway” or the “Company”) on Form 10-K/A for the year ended December 31, 2001 includes restated consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. Note 2 to the consolidated financial statements summarizes the impact of this restatement on Gateway’s financial statements for each year in the three year period ended December 31, 2001.

This report is being filed to amend and restate only the following items contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on February 12, 2002:

•	Item 3 (Legal Proceedings);

•	Item 6 (Selected Financial Data);

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	Item 8 (Financial Statements and Supplementary Data); and

•	Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in Gateway’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2001, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report.

Forward-Looking Statements

This Amendment No. 1 to the Annual Report on Form 10-K/A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Gateway to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including any projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

Item 3.    Legal Proceedings

This Item 3 has been updated for certain events and developments occurring subsequent to the filing of the original Form 10-K. In addition, this Item 3 has been revised to incorporate certain conforming changes.

Gateway is a party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with our business, including those identified below. Gateway evaluates such matters on a case by case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

Intergraph Hardware Technologies Company v. Dell Computer Corporation, Hewlett-Packard, Inc. & Gateway, Inc. is a suit filed in the United States District Court in the Eastern District of Texas on December 16, 2002. The suit alleges Gateway infringed three patents related to cache memory. Intergraph seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys fees.

UNOVA, Inc. v. Apple Computer, Inc., et al. is a suit filed against Gateway and six other defendants in the Central District of California on May 8, 2002. The suit alleges that portable computers manufactured by the named defendants infringe eight patents. Plaintiff seeks unspecified past damages and other relief. Gateway has answered the complaint denying all allegations and asserting numerous affirmative defenses.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia which was subsequently transferred to the United States District Court in the Southern District of California. The suit alleges that Gateway infringed seven patents related to PC systems and software. Plaintiff seeks unspecified damages and injunctive relief. Gateway has answered the complaint denying all allegations and asserting numerous affirmative defenses, and discovery has commenced. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway.

On March 27, 2001, Bruce Eubank (“Eubank”) filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway’s former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney’s fees. On May 15, 2001, Jacob Scheinhartz (“Scheinhartz”) filed a similar derivative suit in the United States District Court for the Southern District of California. The Company has filed motions seeking dismissal of the Eubank lawsuit. Both of these derivative lawsuits have been voluntarily stayed pending motions to dismiss the consolidated federal class actions. Both of these actions were subsequently dismissed.

On December 7, 2000, James Burton (“Burton”) filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway’s financial performance in securities filings and in statements to the public, and purport to be class actions on behalf of purchasers of Gateway’s stock between April 14, 2000 and February 28, 2001 (the “class period”). The complaints seek damages and attorneys’ fees. On December 18, 2000, the

Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court’s designation of a “lead plaintiff.” On April 23, 2001, plaintiffs’ counsel filed a Revised Motion to Appoint Perry Capital and Teachers’ Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs’ Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting defendants’ motion to dismiss, but allowed the plaintiffs to file an amended complaint within 60 days. Subsequently, the parties and insurance carriers reached a settlement in which the Company denied all allegations and did not admit liability. The settlement, which was funded entirely by the Company’s insurance carriers, was approved on September 9, 2002.

Gateway has been responding to an investigation by the Securities and Exchange Commission (“SEC”) which commenced in December 2000. We voluntarily restated our results of operations for the first, second and third quarters of 2000 in February 2001, and have since furnished the SEC information primarily related to our fiscal year 2000. In connection with the investigation, Gateway has received a “Wells Notice” from the SEC. Under the Wells process established by the SEC, we have been provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. Gateway has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. In April 2003, Gateway voluntarily restated certain results of operations included in our 2001 Form 10-K. See Note 2 to the consolidated financial statements.

Gateway’s management believes that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, such matters are inherently unpredictable and it is possible that our results of operations or cash flows could be affected in any particular period by the resolution of one or more of these contingencies.

Item 6.    Selected Consolidated Financial Data

The following historical data were derived from the Company’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 15 of this Report and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 5 of this Report. The information below is not necessarily indicative of the results of future operations. As discussed in Note 2 to the consolidated financial statements, the Company has restated net sales, cost of goods sold and other income (loss), net, for the years ended December 31, 2001, 2000 and 1999. This restatement did not impact reported results of operations prior to 1999. The $2.9 million is reflected as deferred interest income, net of tax impacts and is included in other current liabilities as of December 31, 2000.

	2001	2000	1999	1998	1997
	(restated)	(restated)	(restated)
Consolidated Statements of Operations Data (in thousands, except per share data):
Net sales	$5,937,896	$9,252,083	$8,956,337	$7,703,279	$6,460,530
Net income (loss)	$(1,031,062)	$238,630	$427,944	$346,399	$109,797
Net income (loss) per share:
Basic	$(3.19)	$0.74	$1.36	$1.11	$0.36
Diluted	$(3.19)	$0.72	$1.32	$1.09	$0.35

Consolidated Balance Sheet Data:
Total assets	$2,986,857	$4,180,645	$3,954,688	$2,890,380	$2,039,271
Long-term obligations, net of current maturities	$—	$2,548	$2,998	$3,360	$7,240
Series C redeemable convertible preferred stock	$193,109	$—	$—	$—	$—

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 2 of this Report under “Forward-Looking Statements” as well as under “Business—Factors that May Affect Gateway’s Business and Future Results” beginning on page 9 of Gateway’s Annual Report on Form 10-K.

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

As discussed in Note 2 to the Consolidated Financial Statements, Gateway restated 2001, 2000 and 1999 net sales to reduce the amounts of bounty income recognized, and cost of goods sold by the costs incurred for AOL bundled internet service sold to our customers, of $131 million, $337 million and $8 million, respectively. The amounts received from AOL were previously included in net sales and the amounts paid to AOL were previously included in cost of goods sold. The Company also restated 2001, 2000 and 1999 net sales and cost of goods sold to present the cost incurred for a third-party provider of extended warranty services of $10 million, $6 million and $0.5 million, respectively, as a reduction of net sales. In view of the nature of the relationships which the Company maintained with the parties described above and its customers, the Company determined that it is more appropriate to present such amounts on a net basis. These revisions had no impact on previously reported gross profit, operating income (loss) or net income (loss) per share in any period. Gateway also restated the 2001 and 2000 financial statements to account for the excess cash proceeds received on the sale of a portfolio of financing receivables as an adjustment to the yield on a loan that was made to an affiliate of the purchaser of the portfolio in 2000. The Company originally recorded the excess proceeds as net sales and has revised the accounting to recognize the excess proceeds in other income (loss), net over the period from the third quarter of 2000 through the fourth quarter of 2001. The impact of this change was to reduce net income in 2000 by approximately $2.9 million and a corresponding reduction in the 2001 net loss by approximately $2.9 million. The $2.9 million is reflected as deferred interest income, net of tax impacts, and is included in other current liabilities as of December 31, 2000.

Overview

During 2001, Gateway experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following objectives for the year: simplify the business, reduce the cost structure and return to a path to long-term sustainable profitability. In connection with these objectives, the Company discontinued certain non-profitable revenue streams beginning in the second quarter of 2001 of approximately $100 million quarterly, exited its international company-owned operations in the third quarter and took significant restructuring and other actions, which served to reduce costs and align its operation with its digital technology solutions provider strategy resulting in charges in 2001 totaling $1.1 billion. See Note 16 to the Consolidated Financial Statements included herein for further information.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from the Company’s consolidated income statements (dollars in thousands):

	2001	Increase (Decrease)	2000	Increase (Decrease)	1999
	(restated)		(restated)		(restated)
Net sales	$5,937,896	(36%)	$9,252,083	3%	$8,956,337
Gross profit	$838,192	(59%)	$2,052,956	12%	$1,837,222
Percentage of net sales	14.1%		22.2%		20.5%
Selling, general and administrative expenses	$2,022,122	31%	$1,547,701	25%	$1,241,552
Percentage of net sales	34.1%		16.7%		13.9%
Operating income (loss)	$(1,183,930)		$505,255	(15%)	$595,670
Percentage of net sales	(19.9%)		5.5%		6.7%
Net income (loss)	$(1,031,062)		$238,630	(44%)	$427,944

Net Sales

2001 vs. 2000

Gateway’s net sales declined 36% in 2001 from 2000. The Company shipped approximately 3.6 million systems in 2001 compared to 5.0 million systems in 2000, representing a decrease of 28%. Domestic net sales decreased 32% in 2001 from 2000.

The following table summarizes the Company’s net sales for the periods indicated by geographic region (dollars in thousands):

	2001	Decrease	2000	Increase (Decrease)	1999
	(restated)		(restated)		(restated)
Net sales:
U.S. Consumer	$2,955,747	(42%)	$5,056,530	9%	$4,652,373
U.S. Business	2,430,815	(14%)	2,832,936	(6%)	3,020,209

Total U.S.	$5,386,562	(32%)	$7,889,466	3%	$7,672,582
EMEA	229,026	(61%)	586,361	5%	556,100
Asia Pacific	322,308	(58%)	776,256	7%	727,655

Consolidated	$5,937,896	(36%)	$9,252,083	3%	$8,956,337

The Company’s net sales were adversely impacted by approximately $100 million per quarter related to a number of strategic actions taken beginning in the second quarter of 2001 to discontinue certain non-profitable revenue streams which included, among other things, the closure of certain retail locations, restructuring international markets, discontinuing lower quality consumer lending and exiting certain indirect sales activities. During the third quarter of 2001, the Company exited substantially all of its Company-owned international operations. International net sales were 9% of total Company net sales in 2001.

In the United States, the consumer and business segments represented 50% and 41%, respectively, of total Company net sales in 2001, and with the exit from substantially all of its Company-owned international operations, will represent all of net sales in 2002. In the United States, consumer segment net sales and unit shipments declined 42% and 36%, respectively, in 2001 from 2000. Excluding the impact of the strategic actions mentioned above, domestic consumer net sales declined approximately 34% during 2001 from 2000. The Company continued to experience a decline in consumer demand for PC and PC-related products and services in 2001, which is a continuing trend from the last quarter of 2000. In addition, the Company experienced a significant reduction in demand immediately following the terrorist attacks that took place on September 11,

2001, which had an adverse impact on net sales for the third and fourth quarters of 2001. In our business segment in the United States, net sales and unit shipments declined by 14% and 3%, respectively, in 2001 from 2000. Our business segment experienced declines in unit shipments to strategic accounts and governmental customers, respectively, in 2001 compared to 2000. This was partially offset by continued growth during 2001 in unit shipments to small and medium business, posting a 4% increase over 2000, while unit shipments to education customers were up slightly over 2000.

Digital Technology Solutions and Digital Services, accounted for $1.04 billion in 2001, or 17% of net sales, compared to $1.5 billion in 2000, or 16% of net sales. Digital Technology Solutions, previously referred to as beyond-the-box revenue including Digital Infrastructure, consists of Internet access and financing solutions, Digital Solutions, consisting of software and peripherals that are common elements of Gateway’s Your:)ware bundles, and Digital Services, consists of extended warranties, learning or training and installation offerings.

In 2001, $604 million of beyond-the-box revenue was sold at the point of sale and $433 million was sold after the point of sale. The decline in beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments as well as the Company’s decision to discontinue certain non-profitable revenue streams mentioned above. During the first quarter of 2001, the Company modified its strategic alliance with America Online, Inc. (AOL) whereby it converted existing gateway.net customers to the AOL-branded Internet access in order to improve the customer experience and the economic return to the Company for such subscribers. In addition, the Company began to participate earlier in a greater share of recurring income on new prepaid ISP subscribers.

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

Average selling price (ASP), which includes PC and non-PC products and services sold at the point of sale per unit, was $1,521 in the fourth quarter of 2001, up from $1,457 in the third quarter of 2001. This increase is significantly better than the earlier 2001 sequential quarterly declines experienced by the Company which is due, in large part, to a richer system mix and lower discounting in the fourth quarter of 2001. The Company did not report ASP prior to 2001.

Average unit price (AUP) was $1,650 compared to $1,842 in 2000, a decrease of 10%. The Company experienced an aggressive pricing environment triggered by some large competitors beginning in the fourth quarter of 2000, which resulted in AUP declines in the consumer segment. Management expects that the pricing environment will continue to be challenging for 2002.

2000 vs. 1999

Gateway’s net sales growth was 3% in 2000 over 1999. The Company shipped approximately 5.0 million systems in 2000 compared to approximately 4.7 million systems in 1999, representing an increase of 7%. Domestic and international sales grew 3% and 6%, respectively, in 2000 over 1999.

In the United States, the consumer and business segments represented 55% and 31%, respectively, of total Company sales in 2000. Consumer segment net sales and unit shipments grew 9% and 12%, respectively, in 2000 over 1999. Consumer net sales were strong the first three quarters of 2000 driven by new marketing initiatives, continued retail expansion and sales of beyond-the-box products and services in addition to PCs. In the fourth quarter, the consumer segment experienced a decline in both net sales and unit shipments of 10% and 9%, respectively, compared to the fourth quarter of 1999 due to a substantial decline in consumer demand for PC and PC-related products and services.

Beyond-the-box revenue including software and peripheral sales, Internet access and portal income, financing, extended warranty and training revenue accounted for $1.5 billion in 2000 sales compared to $.8 billion in 1999, or an increase of 95%. Beyond-the-box revenue in 2000 was driven in part by the successful delivery of training programs in the store channel as well as on the Internet.

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

Average unit price (AUP) declined 4% in 2000 compared to 1999. The Company experienced an aggressive pricing environment triggered by some large competitors in the fourth quarter of 2000, which resulted in AUP declines in the consumer segment during the quarter.

During 2000, Europe, Middle East and Africa (“EMEA”) net sales and units increased 5% and 21%, respectively, over 1999. The Asia Pacific region net sales increased 7% and units 17% in 2000 over 1999. These increases were principally due to expansion of the number of store-within-a-store outlets.

Gross profit

2001 vs. 2000

Gross profit in 2001 declined to $0.8 billion, a decrease of approximately 59% from 2000. As a percentage of sales, gross profit for 2001 decreased to 14.1% from 22.2% in 2000. The decline in 2001 is due in large part to the losses experienced in the first quarter of 2001 on the Company’s consumer financing portfolio and the costs associated with restructuring decisions during the third quarter of 2001 which included, among other things, the exit of substantially all of its Company-owned international operations and the closure and consolidation of manufacturing facilities, and increased pricing pressures throughout 2001.

The Company’s consumer financing operations are reported as net sales in the case of interest and fee income and cost of goods sold in the case of service fees and finance receivable losses. On February 16, 2001, the Company sold approximately $500 million of finance receivables, consisting of higher rated credits, to its loan-servicing partner at book value. Later in the first quarter of 2001, the Company’s remaining consumer financing operations experienced an increase to the provision for loan losses on financing receivables, resulting in a $75 million operating loss. In addition, while continuing to provide customer financing, the Company made the decision to sell the substantial balance of its remaining portfolio. As a result of that decision, the Company recorded an additional charge of $100 million in the first quarter of 2001 to reduce the carrying value of those receivables to their estimated net realizable value. See Other Income (loss), net below for discussion of other impacts from the consumer loan portfolio. Excluding the effects of the consumer financing portfolio on gross profit and the restructuring costs and other special charges of $116 million and $51 million, in 2001 and 2000, respectively, gross profit was $1.13 billion in 2001, or 19.1% of net sales, compared to $2.1 billion or 22.7% of net sales in 2000. Excluding the effects of the consumer financing portfolio and restructuring costs, the year-over-year comparisons of gross profit percentage are impacted primarily by the competitive pricing environment noted above, the decision to accelerate the sale of international inventory, product line transition costs in connection with the Company’s move to a more simplified hardware product line, as well as additional costs associated with the consolidation and closure of three manufacturing facilities. During 2000, gross margins were favorably impacted by reductions of contingent liabilities of approximately $7 million. For 2002, the Company has ceased new direct consumer financing activities, relying primarily on third-party partners.

2000 vs. 1999

Gross profit in 2000 rose to $2.1 billion, an increase of approximately 12% from 1999. As a percentage of sales, gross profit for 2000 increased to 22.2% from 20.5% in 1999. Year-over-year improved margins were driven principally by the continued diversification of the revenue stream from the sale of non-PC services and products and active supplier management.

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

Selling, General and Administrative Expenses

2001 vs. 2000

Selling, general and administrative expenses (SG&A) totaled $2.0 billion in 2001 compared to $1.5 billion in 2000. During 2001, the Company approved restructuring plans which, among other things, have led to the closure of substantially all of its Company-owned international operations, reduction of its workforce, closure of certain store locations, consolidation of facilities, redefinition of its information technology strategy, and the exit from certain other activities. Pre-tax charges of $759 million were recorded to SG&A to provide for these actions and other related items. During 2000, the Company recorded special charges totaling $43 million, including the impairment of goodwill, severance costs and asset write-downs. See Note 16 to the Consolidated Financial Statements included herein for further information.

Excluding the restructuring and other special charges noted above, SG&A expense would have been $1.3 billion or 21.3% of net sales in 2001 compared to the $1.5 billion or 16.3% of net sales in 2000. This decline in SG&A expense in 2001 compared to 2000 is the result of a combination of the restructuring decisions made in 2001 and variable cost declines associated with lower sales volume, as well as other cost reduction efforts. The increase in SG&A as a percentage of net sales is due, primarily, to the de-leveraging of expenses during the time frame of significant revenue reductions as described above, and to incremental costs resulting from the execution of the Company’s restructuring plans in 2001.

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

2000 vs. 1999

SG&A expenses totaled $1.5 billion in 2000 compared to $1.2 billion in 1999. In 2000, the Company continued to open retail stores, added sales personnel in other channels, experienced an increased depreciation charge due to the capitalization of systems infrastructure, and increased marketing in all segments. As a percentage of net sales, SG&A expenses were 16.7% in 2000, up from 13.9% in 1999.

Operating Income (Loss)

2001 vs. 2000

Operating loss for 2001 totaled $1.2 billion compared to operating income of $505 million in 2000. The operating loss in 2001 resulted principally from the restructuring and other special charges and the $75 million loss from the consumer financing operations noted above. Excluding the restructuring and other special charges and the $75 million loss from the consumer financing operations described above, the Company had an operating loss of approximately $133 million in 2001 compared to the operating income of $600 million in 2000.

Operating income in 2001 for the consumer segment was $15 million compared to $618 million in 2000. Business segment operating income in 2001 was $220 million and represented a decrease of 43% from 2000. The declines in operating income in the consumer and business segments in 2001 were due to net sales softness and de-leveraging of fixed expenses noted earlier. Internationally, the Company had an operating loss of $91 million prior to its exit from substantially all of its Company-owned international operations in 2001 and $50 million in 2000. Non-segment expenses for 2001 totaled $1.3 billion compared to $445 million in 2000. This increase is primarily the result of an increase in restructuring and other special charges described above. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

2000 vs. 1999

Operating income for 2000 was $505.3 million compared to $595.7 in 1999. Operating income in 2000 for the consumer segment was $618 million and represented an increase of 31% over 1999 due to successful expansion of the beyond-the-box strategy. Business segment operating income in 2000 was $383 million and declined 19% over 1999, in line with the net sales softness and de-leveraging of fixed expenses noted earlier. Internationally, the Company had an operating loss of $50 million in 2000 compared to an operating income of $24 million in 1999 due to a challenging competitive environment. Non-segment expenses for 2000 totaled $445 million compared to $376 million in 1999.

Other Income (Loss), Net

Other income (loss), net includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss), net resulted in a loss of $102 million in 2001 including charges totaling $184 million to write down the carrying value of the Company’s investments and long-term receivables associated with a strategic restructuring decision, partially offset by income of $34 million associated with the consumer financing portfolio which was sold during the third quarter. Other income (loss), net resulted in a loss of $101 million in 2000, including a charge of $152 million due to other than temporary declines in the Company’s investment portfolio. Excluding these items, other income (loss), net was $48 million, $51 million and $68 million in 2001, 2000 and 1999, respectively. The decrease in other income (loss), net from 1999 was due to higher interest expense in 2001 and gains on investments in 1999 with no significant corresponding gains in 2000 and 2001.

Income Taxes

The Company recorded a tax benefit of $274 million or 21.3% of the Company’s loss before income taxes, extraordinary gain, and cumulative change in accounting principle for the year ended December 31, 2001. This tax benefit for 2001 differs from the federal income tax rate of 35% principally due to losses related to the Company’s foreign operations, certain restructuring and other special charges and the establishment of a valuation allowance against deferred tax assets related to unrealized capital losses associated with the investment impairments. Excluding these items, the effective tax rate for the year 2001 would have been 37% compared to

38% for 2000 and 35.5% for 1999. The effective tax rate for 1999 was favorably impacted by shifts in the geographic distribution of the Company’s earnings to tax advantaged international jurisdictions from the United States.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	2001	2000	1999
	(dollars in thousands)
Cash and marketable securities	$1,166,054	$614,070	$1,336,371
Days of sales in accounts receivable	17	21	23
Days inventory on hand	12	15	8
Days in accounts payable	34	38	40
Cash conversion cycle	(5)	(2)	(9)

At December 31, 2001, the Company had approximately $1.2 billion in cash and marketable securities. At December 31, 2001, and presently, no amounts were outstanding under the Company’s unsecured $300 million revolving line of credit and the Company had no long-term debt. As a result of the Company’s losses in 2001, which included significant restructuring and other special charges, borrowing availability under the credit facility will be limited from time to time during the term of the facility. The Company does not have any plans to borrow under the credit facility at this time. Despite declining market conditions and restructuring activities undertaken in 2001, the current ratio improved from 1.4 in 2000 to 1.9 in 2001 and the cash conversion cycle improved from minus 2 days in 2000 to minus 5 days in 2001.

The Company used $270 million in cash from operations during 2001, including $215 million of net loss adjusted for non-cash items. Significant factors impacting cash used in operating activities include decreases in accounts payable and other liabilities of $574 million offset by decreases in accounts receivable of $302 million and inventory levels of $195 million. Cash proceeds from the sale, purchase and collection of financing and notes receivables of $591 million, $196 million from the issuance of a note payable, which was later extinguished in December 2001 as discussed below, net of payments and $200 million from the issuance of preferred stock were the primary cash inflows. The principal uses of cash include $199 million for capital expenditures and $283 million to purchase available-for-sale securities.

The Company generated $289 million in cash from operations during 2000, including $548 million of net income adjusted for non-cash items. Significant factors impacting cash provided by operating activities include an increase in inventory levels of $123 million, an increase in other assets of $131 million, a decrease in accounts payable and other liabilities of $81 million, and a decrease in accounts receivable of $76 million. The adoption of SAB 101 increased inventory by $52 million and decreased receivables by $64 million as of December 31, 2000. Additionally, component inventory increased due to the decline in fourth quarter demand in 2000. The principal uses of cash included approximately $472 million to purchase notes and financing receivables net of proceeds received for repayment, $315 million for capital expenditures and $247 million to purchase investments in unconsolidated affiliates. Cash proceeds from the sale of marketable securities were $79 million, net of purchases of securities.

The Company generated $731 million in cash from operations during 1999, including $590 million of net income adjusted for non-cash items. Other significant factors impacting cash provided by operating activities include an increase in accounts payable and other liabilities of $466 million, partially offset by an increase in accounts receivable of $116 million, inventory of $24 million and other assets of $185 million. The Company used approximately $338 million for capital expenditures, $50 million to purchase investments in marketable securities, net of proceeds of securities sold, $315 million to purchase financing receivables, net of proceeds received for repayment and $127 million to purchase investments in unconsolidated affiliates.

In December 2001, the Company extinguished its convertible note to AOL through the issuance of 50,000 shares of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”), resulting in an extraordinary gain of $4.3 million, net of tax. The Series C Preferred Stock bears a 1.5% annual dividend, paid semi-annually. The third and final funding of Company’s investment agreement with AOL occurred in December 2001 when the Company issued $200 million of Series A Convertible Preferred Stock, bearing an annual dividend of 2.92% paid quarterly. The Series A Preferred Stock and the Series C Preferred Stock are subject to certain limitations on transfer and certain registration rights. See Note 8 to the Consolidated Financial Statements included herein for further information.

Due to the Company’s significant loss in 2001, an income tax refund in excess of $200 million is expected in early 2002.

As a result of the restructuring plans described in the Note 16 and 17 to the accompanying Consolidated Financial Statements, the Company expects future cash outlays of approximately $176 million primarily for the exit of its international operations. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. In addition, the Company expects cash inflows totaling approximately $50 million over the next several quarters as a result of the sale of certain assets in connection with the Company’s restructuring plan. Execution of the restructuring plan is anticipated to be substantially complete by the first quarter of 2003.

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

Management believes that the Company’s current sources of working capital, including its expected income tax refund, will provide adequate flexibility for the Company’s financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Forward Looking Statements” and “Business—Factors that May Affect Gateway’s Business and Future Results” as well as “Outlook” that could affect the Company’s estimates of future financial needs and sources of working capital.

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

The Company is required to adopt FAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, management cannot determine the potential effects that adoption of FAS 144 will have on the Company’s financial statements with respect to future disposal decisions. See Note 17 to the Consolidated Financial Statements included herein for discussion of decisions made in early 2002.

Item 8.    Financial Statements and Supplementary Data

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 8 have been revised to reflect the restatement and with respect to Note 6 and Note 17 of the Notes to the Consolidated Financial Statements, certain events occurring subsequent to the filing of the original Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (RESTATED)

Report of Independent Accountants

To the Stockholders and Board of Directors of Gateway, Inc.

In our opinion, the restated consolidated financial statements listed in the accompanying index present fairly, in all material respects, the restated financial position of Gateway, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows as restated for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its previously issued financial statements.

As discussed in Note 1, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As discussed in Note 1, effective January 1, 2000, the Company changed its revenue recognition policy relating to product shipments.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Diego, California

January 24, 2002, except for Notes 2 and 6,

as to which the date is April 14, 2003

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2001, 2000 and 1999

(in thousands, except per share amounts)

	2001	2000	1999
	(restated)	(restated)	(restated)
Net sales	$5,937,896	$9,252,083	$8,956,337
Cost of goods sold	5,099,704	7,199,127	7,119,115

Gross profit	838,192	2,052,956	1,837,222
Selling, general and Administrative expenses	2,022,122	1,547,701	1,241,552

Operating income (loss)	(1,183,930)	505,255	595,670
Other income (loss), net	(101,854)	(101,184)	67,809

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(1,285,784)	404,071	663,479
Provision (benefit) for income taxes	(274,232)	153,590	235,535

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(1,011,552)	250,481	427,944
Extraordinary gain on early extinguishment of debt, net of tax	4,341	—	—
Cumulative effect of change in accounting principle, net of tax	(23,851)	(11,851)	—

Net income (loss)	$(1,031,062)	$238,630	$427,944

Basic net income (loss) per share:
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$(3.13)	$0.78	$1.36
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	(0.07)	(0.04)	—

Net income (loss) per basic share	$(3.19)	$0.74	$1.36

Diluted net income (loss) per share:
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$(3.13)	$0.75	$1.32
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	(0.07)	(0.03)	—

Net income (loss) per diluted share	$(3.19)	$0.72	$1.32

Weighted average shares outstanding:
Basic	323,289	321,742	313,974

Diluted	323,289	331,320	324,421

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

(in thousands, except per share amounts)

	2001	2000
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$730,999	$483,997
Marketable securities	435,055	130,073
Accounts receivable, net	219,974	544,755
Inventory	120,270	315,069
Other, net	616,626	793,166

Total current assets	2,122,924	2,267,060
Property, plant and equipment, net	608,429	897,414
Intangibles, net	36,304	165,914
Other assets, net	219,200	850,257

	$2,986,857	$4,180,645

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$341,122	$785,345
Accrued liabilities	468,609	556,323
Accrued royalties	135,698	138,446
Other current liabilities	200,599	181,874

Total current liabilities	1,146,028	1,661,988
Other long-term liabilities	82,636	141,171

Total liabilities	1,228,664	1,803,159

Commitments and contingencies (Note 6)

Series C redeemable convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2001	193,109	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2001	200,000	—
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 323,973 shares and 323,955 shares issued in 2001 and 2000, respectively	3,239	3,239
Additional paid-in capital	731,623	741,646
Common stock in treasury, at cost, 552 shares in 2000	—	(21,948)
Retained earnings	616,420	1,647,482
Accumulated other comprehensive income	13,802	7,067

Total stockholders’ equity	1,565,084	2,377,486

	$2,986,857	$4,180,645

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$(1,031,062)	$238,630	$427,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199,976	189,084	134,105
Provision for uncollectible accounts receivable	23,151	25,453	28,334
Deferred income taxes	(29,831)	(82,818)	(2,876)
Loss on investments	186,745	151,694	—
Write-down of long-lived assets	418,304	19,085	—
Cumulative effect of change in accounting principle	23,851	11,851	—
Extraordinary gain on extinguishment of debt	(4,341)	—	—
Other, net	(1,707)	(4,795)	2,381
Changes in operating assets and liabilities:
Accounts receivable	301,630	76,191	(115,822)
Inventory	194,799	(123,196)	(23,947)
Other assets	21,729	(131,126)	(185,192)
Accounts payable	(442,312)	(113,800)	181,704
Accrued liabilities	(87,714)	(55,201)	195,299
Accrued royalties	(2,747)	(15,395)	(14,033)
Other liabilities	(40,810)	103,115	103,157

Net cash provided by (used in) operating activities	(270,339)	288,772	731,054

Cash flows from investing activities:
Capital expenditures	(199,493)	(314,804)	(338,211)
Investments in other long-term investments	—	(246,900)	(126,931)
(Purchases) sales of available-for-sale securities, net	(282,798)	78,988	(49,553)
Proceeds from the sale of financing receivables	569,579	54,090	—
Purchase of financing receivables, net of repayments	(28,476)	(463,693)	(315,207)
Proceeds from (purchases of) notes receivable	50,000	(62,500)	—
Other, net	189	1,539	(1,384)

Net cash provided by (used in) investing activities	109,001	(953,280)	(831,286)

Cash flows from financing activities:
Proceeds from issuances of notes payable	200,000	3,000	—
Principal payments on long-term obligations and notes payable	(3,984)	(8,934)	(6,287)
Purchase of treasury stock	—	(58,992)	(122,580)
Proceeds from stock issuance	200,000	1,775	100,000
Stock options exercised	9,431	83,346	83,341

Net cash provided by financing activities	405,447	20,195	54,474

Foreign exchange effect on cash and cash equivalents	2,893	656	3,602

Net increase (decrease) in cash and cash equivalents	247,002	(643,657)	(42,156)
Cash and cash equivalents, beginning of year	483,997	1,127,654	1,169,810

Cash and cash equivalents, end of year	$730,999	$483,997	$1,127,654

The accompanying notes are an integral part of the consolidated financial statements.

Gateway, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2001, 2000 and 1999

(in thousands)

	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
Series A preferred stock:		(restated)		(restated)
Balance, beginning of year	—	$—	—	$—	—	$—
Issuance of preferred stock	50	200,000

Balance, end of year	50	$200,000	—	$—	—	$—

Common stock:
Balance, beginning of year	323,955	$3,239	320,016	$3,200	313,138	$3,131
Stock issuances under employee plans	18	—	3,371	34	4,153	42
Issuance of common stock and warrants	—	—	568	5	2,725	27

Balance, end of year	323,973	$3,239	323,955	$3,239	320,016	$3,200

Additional paid-in capital:
Balance, beginning of year		$741,646		$656,870		$364,421
Stock issuances under employee plans, including tax benefit of $1,120, $56,105, and $79,961 in 2001, 2000, and 1999, respectively		(11,397)		50,577		92,476
Issuance of common stock and warrants		1,374		34,199		199,973

Balance, end of year		$731,623		$741,646		$656,870

Treasury stock, at cost:
Balance, beginning of year	552	$(21,948)	730	$(51,796)	—	$—
Common stock purchased		—	1,165	(58,992)	2,884	(122,580)
Stock issuances under employee plans	(552)	21,948	(1,343)	88,840	(2,154)	70,784

Balance, end of year	—	$—	552	$(21,948)	730	$(51,796)

Retained earnings:
Balance, beginning of year		$1,647,482		$1,408,852		$980,908
Net income (loss)		(1,031,062)		238,630		427,944

Balance, end of year		$616,420		$1,647,482		$1,408,852

Accumulated other comprehensive income (loss):
Balance, beginning of year		$7,067		$(8)		$(4,085)
Foreign currency translation		(3,165)		(732)		4,941
Unrealized gain (loss) on available-for-sale securities		9,900		7,807		(864)

Balance, end of year		$13,802		$7,067		$(8)

Total stockholders’ equity		$1,565,084		$2,377,486		$2,017,118

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Finance Receivables:

During 2001, the Company made the decision to discontinue substantially all of its own financing of consumer receivables. See Note 3 for further information.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is required to adopt FAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s consolidated financial position or results of operations because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions, if any, initiated by management. As a result, management cannot determine the potential effects that adoption of FAS 144 will have on the Company’s consolidated financial position or results of operations with respect to future disposal decisions. See Note 17 for a discussion of decisions made in early 2002.

2.    Restatement of Previously Issued Financial Statements:

Gateway restated 2001, 2000 and 1999 net sales to reduce the amounts of bounty income recognized, and cost of goods sold by the costs incurred for AOL bundled internet service sold to our customers, of $131 million, $337 million and $8 million, respectively. The amounts received from AOL were previously included in net sales and the amounts paid to AOL were previously included in cost of goods sold. The Company also restated 2001, 2000 and 1999 net sales and cost of goods sold to present the cost incurred for a third-party provider of extended warranty services of $10 million, $6 million and $0.5 million, respectively, as a reduction of net sales. In view of the nature of the relationships which the Company maintained with the parties described above and its customers, the Company determined that it is more appropriate to present such amounts on a net basis. These revisions had no impact on previously reported gross profit, operating income (loss) or net income (loss) per share in any period. Gateway also restated the 2001 and 2000 financial statements to account for the excess cash proceeds received on the sale of a portfolio of financing receivables as an adjustment to the yield on a loan that was made to an affiliate of the purchaser of the portfolio. The Company originally recorded the excess proceeds as net sales and has revised the accounting to recognize the difference in other income (loss), net, over the period from the third quarter of 2000 through the fourth quarter of 2001. The impact of this change was to reduce net income in 2000 by approximately $2.9 million and a corresponding reduction in the 2001 net loss by approximately $2.9 million. The $2.9 million is reflected as deferred interest income, net of tax impacts, and is included in other current liabilities as of December 31, 2000.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impacts are as follows (in thousands)

	2001	2000	1999
Net sales, as previously reported	$6,079,524	$9,600,600	$8,964,900
Adjustments:
Reporting sales of bundled internet service on a net basis	(131,352)	(336,640)	(8,032)
Reporting sales of third party extended warranty on a net basis	(10,276)	(5,839)	(531)
Deferral of the gain on the sale of financing receivables	—	(6,038)	—

Net sales, as restated	$5,937,896	$9,252,083	$8,956,337

Cost of goods sold, as previously reported	$5,241,332	$7,541,606	$7,127,678
Adjustments:
Reporting sales of bundled internet service on a net basis	(131,352)	(336,640)	(8,032)
Reporting sales of third party extended warranty on a net basis	(10,276)	(5,839)	(531)

Cost of goods sold, as restated	$5,099,704	$7,199,127	$7,119,115

Other income (loss), net, as previously reported	$(106,383)	$(102,693)	$67,809
Recognition of the gain on the sale of financing receivables	4,529	1,509	—

Other income (loss), net, as restated	$(101,854)	$(101,184)	$67,809

Provision (benefit) for income tax, as previously reported	$(275,908)	$155,266	$235,535
Adjustment	1,676	(1,676)	—

Provision (benefit) for income tax, as restated	$(274,232)	$153,590	$235,535

3.    Finance Receivables:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Financing Arrangements:

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

5.    Marketable Securities and Long-Term Investments:

At December 31, 2001 and 2000, the carrying value of the Company’s short-term and long-term investments is as follows (in thousands):

	2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Cumulative Effect of Change in Accounting Principle	Carrying Value
Equity	$26,409	$14,114	$—	$(4,225)	$—	$36,298
State and municipal	3,070	—	—	—	—	3,070
Mortgage-backed securities	55,781	341	—	—	—	56,122
US Government and agencies	189,158	524	(95)	—	—	189,587
Corporate securities	149,486	624	(132)	—	—	149,978

Total marketable securities	$423,904	$15,603	$(227)	$(4,225)	$—	$435,055

Publicly traded equity investments	$126,432	$1,418	$(181)	$(76,412)	$—	$51,257
Other long-term investments	127,590	—	—	(57,347)	(33,330)	36,913

Total long-term investments	$254,022	$1,418	$(181)	$(133,759)	$(33,330)	$88,170

	2000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Carrying Value
Equity	$1,400	$—	$(129)	$(1,091)	$180
Mutual funds	117,462	—	(389)	—	117,073
US Government and agencies	5,000	—	—	—	5,000
Corporate securities	7,820	—	—	—	7,820

Total marketable securities	$131,682	$—	$(518)	$(1,091)	$130,073

Publicly traded equity investments	$181,403	$7,472	$(141)	$(51,694)	$137,040
Other long-term investments	302,103	—	—	(100,000)	202,103

Total long-term investments	$483,506	$7,472	$(141)	$(151,694)	$339,143

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    Commitments, Contingencies and Concentrations:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements; however, if the actual losses prove to be greater than estimated it could affect the Company’s future results of operations.

Contingencies:

The Company had Standby Letters of Credit and Guarantees outstanding at December 31, 2001, amounting to $2.6 million.

Gateway is a party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with our business, including those identified below, which have been updated for events and developments occurring subsequent to the filing of the original Form 10-K.

Intergraph Hardware Technologies Company v. Dell Computer Corporation, Hewlett-Packard, Inc. & Gateway, Inc. is a suit filed in the United States District Court in the Eastern District of Texas on December 16, 2002. The suit alleges Gateway infringed three patents related to cache memory. Intergraph seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys fees.

UNOVA, Inc. v. Apple Computer, Inc., et al. is a suit filed against Gateway and six other defendants in the Central District of California on May 8, 2002. The suit alleges that portable computers manufactured by the named defendants infringe eight patents. Plaintiff seeks unspecified past damages and other relief. Gateway has answered the complaint denying all allegations and asserting numerous affirmative defenses.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia which was subsequently transferred to the United States District Court in the Southern District of California. The suit alleges that Gateway infringed seven patents related to PC systems and software. Plaintiff seeks unspecified damages and injunctive relief. Gateway has answered the complaint denying all allegations and asserting numerous affirmative defenses, and discovery has commenced. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway.

On March 27, 2001, Bruce Eubank (“Eubank”) filed a shareholder derivative suit on behalf of Gateway against its Board of Directors and two of Gateway’s former officers in the Superior Court of the State of California, County of San Diego. The Eubank complaint alleges among other things that the defendants breached their fiduciary duties to Gateway and wasted corporate assets and seeks compensatory and punitive damages, an accounting, injunctive relief, and attorney’s fees. On May 15, 2001, Jacob Scheinhartz (“Scheinhartz”) filed a similar derivative suit in the United States District Court for the Southern District of California. The Company has filed motions seeking dismissal of the Eubank lawsuit. Both of these derivative lawsuits have been voluntarily stayed pending motions to dismiss the consolidated federal class actions. Both of these actions were subsequently dismissed.

On December 7, 2000, James Burton (“Burton”) filed a purported class action complaint against Gateway, one of its former officers, and one director, in the United States District Court for the Southern District of California for alleged violation of federal securities laws. Since December 2000, six similar cases have been filed in the same court by other plaintiffs. The complaints were amended to allege among other things that the defendants misrepresented Gateway’s financial performance in securities filings and in statements to the public,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and purport to be class actions on behalf of purchasers of Gateway’s stock between April 14, 2000 and February 28, 2001 (the “class period”). The complaints seek damages and attorneys’ fees. On December 18, 2000, the Court entered an Order directing counsel for the lead plaintiffs to file a single consolidated complaint within 60 days after the Court’s designation of a “lead plaintiff.” On April 23, 2001, plaintiffs’ counsel filed a Revised Motion to Appoint Perry Capital and Teachers’ Retirement System of Louisiana as Lead Plaintiff and to Approve Plaintiffs’ Choice of Lead Counsel, and this motion was granted by the Court on May 18, 2001. On July 16, 2001, the lead plaintiff filed a consolidated complaint alleging violations of the federal securities laws for the class period against Gateway and two former officers. On September 13, 2001, defendants filed a motion to dismiss. On February 1, 2002, the court entered an order granting defendants’ motion to dismiss, but allowed the plaintiffs to file an amended complaint within 60 days. Subsequently, the parties and insurance carriers reached a settlement in which the Company denied all allegations and did not admit liability. The settlement, which was funded entirely by the Company’s insurance carriers, was approved on September 9, 2002.

Gateway has been responding to an investigation by the Securities and Exchange Commission (“SEC”) which commenced in December 2000. Gateway voluntarily restated our results of operations for the first, second and third quarters of 2000 in February 2001 and has since furnished the SEC information primarily related to our fiscal year 2000. In connection with the investigation, Gateway has received a “Wells Notice” from the SEC. Under the Wells process established by the SEC, Gateway has been provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. Gateway has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. In April 2003, Gateway voluntarily restated certain results of operations included in our 2001 Form 10-K. See Note 2 for further discussion.

Gateway’s management believes that the ultimate resolution of the cases above and all other matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, such matters are inherently unpredictable and it is possible that Gateway’s results of operations or cash flows could be affected in any particular period by the resolution of one or more of these contingencies.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.    Income Taxes:

The components of the provision for income taxes are as follows (in thousands):

	2001	2000	1999
	(restated)	(restated)
Current:
United States	$(274,193)	$240,200	$238,799
Foreign	15,964	(3,792)	(388)
Deferred:
United States	(166,329)	(73,295)	(13,850)
Foreign	42,589	(9,523)	10,974
Change in valuation allowance	107,737	—	—

	$(274,232)	$153,590	$235,535

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	2001	2000	1999
	(restated)	(restated)
Federal income tax at statutory rate	$(449,934)	$141,334	$232,218
Losses from foreign operations	123,935	—	—
Increase in valuation allowance	107,737	—	—
State income tax, net of federal benefit	(26,423)	9,854	10,745
Other, net	(29,547)	2,402	(7,428)

Provision for income taxes	$(274,232)	$153,590	$235,535

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2001	2000
U.S. deferred tax assets:
Inventory	$10,995	$7,941
Accounts receivable	6,899	29,208
Accrued liabilities	102,236	117,529
Other liabilities	38,556	56,463
Other assets	36,887	—
Operating loss carryforwards	24,394	—
Property, plant and equipment	31,106	—
Investments	115,316	56,676
Other	9,906	8,291

Total U.S.	376,295	276,108
Foreign deferred tax assets:
Operating loss carryforwards	—	35,583
Other	—	7,006

Total foreign	—	42,589

Total deferred tax assets	376,295	318,697

U.S. deferred tax liabilities:
Intangible assets	—	60,001
Property, plant & equipment	—	23,587
Other	5,386	1,768

Total deferred tax liabilities	5,386	85,356
Valuation allowance	(107,737)	—

Net deferred tax assets	$263,172	$233,341

The Company has a federal net operating loss carryforward of $25 million that expires after 2021 and state net operating loss carryforwards of $339 million that expire between 2006 and 2021, depending on each state’s law. Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that the net deferred tax assets recorded will be realized.

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

8.    Preferred Stock and Preferred Share Purchase Rights Plan:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.    Stock Option Plans, Employee Stock Purchase Plan and Warrant:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes activity under the stock option plans for 2001, 2000 and 1999 (in thousands, except per share amounts):

	Common Stock	Weighted-Average Price	Class A Common Stock	Weighted-Average Price
Outstanding, December 31, 1998	24,654	$17.10	560	$0.97
Granted	20,850	37.17	—	—
Exercised	(5,884)	14.12	(434)	0.97
Forfeited	(2,824)	25.14	—	—

Outstanding, December 31, 1999	36,796	$28.60	126	$0.94

Granted	19,312	61.65	—	—
Exercised	(4,089)	20.48	(65)	0.93
Forfeited	(3,379)	35.70	—	—

Outstanding, December 31, 2000	48,640	$41.80	61	$0.93

Granted	35,144	13.59	—	—
Exercised	(570)	15.95	—	—
Forfeited	(19,405)	38.81	—	—

Outstanding, December 31, 2001	63,809	$27.78	61	$0.93

The following table summarizes information about the Company’s Common Stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Outstanding Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$ .93- 9.85	16,055	9.04	$6.17	2,158	$7.36
9.93-20.23	20,988	8.35	17.87	5,476	16.85
20.28-56.88	18,106	7.47	39.67	12,993	42.01
57.00-82.50	8,721	8.33	66.54	8,559	66.45

The weighted-average fair value per share of options granted during 2001, 2000 and 1999 was $8.09, $36.76, and $22.51, respectively. The fair value of these options was estimated on the date of grant using the

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
	(restated)	(restated)
Net income (loss)—as reported	$(1,031,062)	$238,630	$427,944
Net income (loss)—pro forma	(1,103,523)	(56,528)	$319,494
Net income (loss) per share—as reported
Basic	$(3.19)	$0.74	$1.36
Diluted	$(3.19)	$0.72	$1.32
Net income (loss) per share—pro forma
Basic	$(3.41)	$(0.18)	$1.02
Diluted	$(3.41)	$(0.18)	$0.98

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

10.    Retirement Savings Plan:

The Company has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age and have been employed by the Company for at least six months. Participants may contribute up to 20% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. The Company contributed $7.8 million, $8.1 million and $6.4 million, to the Plan during 2001, 2000, and 1999, respectively.

11.    Acquisition:

During the first quarter of 1999, the Company paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. The Company subsequently sold half of that interest to a third party. During the first quarter of 2000, the Company issued 537,554 shares of common stock to exercise its option to purchase the remaining 80.1% interest

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(resulting in a 90% ownership interest) and entered into an agreement to make annual payments totaling approximately $20 million ratably over ten years beginning in April 2002. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155 million, which includes the cost basis of the original investment and liabilities assumed, has been allocated primarily to goodwill that was being amortized over a ten year period. In 2001, the Company decided to abandon the business and technology related to the acquisition of NECX Direct, LLC, and recorded a $140 million impairment charge based on its revised estimate of future cash flows associated with the business. Pro forma statements of operations reflecting the acquisition of NECX are not shown as such amounts would not differ materially from reported results.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Selected Balance Sheet Information and Comprehensive Income (Loss) (in thousands):

	2001	2000
		(restated)
Accounts receivable, net:
Accounts receivable	$224,443	$557,479
Allowance for uncollectible accounts	(4,469)	(12,724)

	$219,974	$544,755

Inventory:
Components and subassemblies	$92,669	$252,085
Finished goods	27,601	62,984

	$120,270	$315,069

Property, plant and equipment, net:
Land	$12,649	$18,766
Leasehold improvements	170,210	169,715
Buildings	103,730	202,100
Construction in progress	71,870	159,386
Internal use software	215,497	250,775
Office and production equipment	365,127	348,742
Furniture and fixtures	108,680	134,009
Vehicles	657	25,203

	1,048,420	1,308,696
Accumulated depreciation and amortization	(439,991)	(411,282)

	$608,429	$897,414

Intangibles:
Intangibles	$50,550	$226,702
Accumulated amortization	(14,246)	(60,788)

	$36,304	$165,914

Other current assets:
Finance receivables, net	$6,744	$288,357
Income taxes receivable	274,727	37,150
Deferred income taxes	139,383	162,206
Other	195,772	305,453

	$616,626	$793,166

Other assets:
Finance receivables, net	$—	$413,303
Long-term investments	88,170	339,143
Other	131,030	97,811

	$219,200	$850,257

Accrued liabilities:
Warranty	$84,024	$127,770
Restructuring	126,439	—
Other	258,146	428,553

	$468,609	$556,323

Other current liabilities:
Deferred revenue	$72,202	$116,089
Other	128,397	65,785

	$200,599	$181,874

Other long-term liabilities:
Deferred revenue	$42,124	$62,673
Warranty	18,682	54,910
Other	21,830	23,588

	$82,636	$141,171

Accumulated other comprehensive income:
Foreign currency translation	$(2,911)	$254
Unrealized loss on available-for-sale securities	16,713	6,813

	$13,802	$7,067

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	2000	1999
	(restated)	(restated)
Other comprehensive income (loss):
Net income (loss)	$(1,031,062)	$238,630	$427,944
Foreign currency translation	(3,165)	(732)	4,941
Unrealized gain (loss) on available-for-sale securities	9,900	7,807	(864)

Total comprehensive income (loss)	$(1,024,327)	$245,705	$432,021

13.    Supplemental Statements of Cash Flows Information (in thousands):

	2001	2000	1999
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,962	$2,256	$1,533
Cash paid during the year for income taxes	$—	$209,371	$218,944
Supplemental schedule of noncash investing and financing activities:
Extinguishment of note payable and issuance of Series C Redeemable Convertible Preferred Stock	$193,109	$—	$—
Acquisitions
Fair value of assets acquired	$—	$4,962	$—
Less: Liabilities assumed	—	37,391	—

Common stock issued for acquisitions	$—	$32,429	$—
Common stock issued in exchange for common stock of investee	$—	$—	$100,000

14.    Segment Data:

The Company’s segments are based on geography and, in the United States (U.S.), by customer class. Geographic segments include the U.S.; Europe, Middle East, Africa (EMEA); and Asia Pacific (A-P). During the third quarter of 2001, the Company exited substantially all of its company-owned international operations. Customer class segments in the U.S. are Consumer and Business. The Company evaluates the performance of its Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and, for the year ended December 31, 2001 and 2000, include restructuring and other special charges discussed in Note 16.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summary information by segment (in thousands):

	2001	2000	1999
	(restated)	(restated)	(restated)
The Americas:
Net sales:
Consumer	$2,955,747	$5,056,530	$4,652,373
Business	2,430,815	2,832,936	3,020,209

	$5,386,562	$7,889,466	$7,672,582

Operating income:
Consumer	$15,303	$618,111	$473,124
Business	219,773	382,512	474,599

	$235,076	$1,000,623	$947,723
Income tax expense (benefit)	(292,643)	164,149	224,949
Depreciation and amortization	185,739	169,602	116,142
Segment assets	2,930,953	3,695,002	3,449,240
Long-lived assets	740,143	1,742,015	1,124,467
EMEA
Net sales	$229,026	$586,361	$556,100
Operating loss	(53,493)	(55,126)	(8,807)
Income tax expense (benefit)	8,034	(2,689)	(734)
Depreciation and amortization	8,118	10,974	9,235
Segment assets	34,944	243,917	241,489
Long-lived assets	—	60,489	61,676
A-P
Net sales	$322,308	$776,256	$727,655
Operating income (loss)	(37,548)	4,799	33,049
Income tax expense (benefit)	10,377	(7,870)	11,320
Depreciation and amortization	6,119	8,508	8,728
Segment assets	20,960	241,726	263,959
Long-lived assets	—	40,564	38,739

A reconciliation of the segments’ operating income (loss) is as follows:

Operating income (loss):
Segment operating income	$144,035	$950,296	$971,965
Non-segment operating expenses:
Restructuring and other special charges:
Cost of goods sold	(216,327)	(51,369)	—
Selling, general and administrative expenses	(759,170)	(43,368)	—
Other non segment operating expenses	(352,468)	(350,304)	(376,295)

Total operating income (loss)	$(1,183,930)	$505,255	$595,670

As described in Note 2, we have restated net sales and cost of goods sold for the years ended December 31, 2001, 2000 and 1999. Substantially all of the changes related to the consumer segment.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Selected Quarterly Financial Data (Unaudited):

As discussed in Note 2, the Company has restated net sales, cost of goods sold and other income (loss), for the years ended December 31, 2001 and 2000.

The following tables contain selected unaudited consolidated quarterly financial data for the Company (in thousands, except per share data):

2001:	1st Quarter (Restated)	2nd Quarter (Restated)	3rd Quarter (Restated)	4th Quarter (Restated)
Net sales	$1,900,347	$1,498,985	$1,407,579	$1,130,985
Gross profit	197,305	280,106	120,060	240,721
Operating income (loss)	(575,955)	(53,440)	(555,251)	716
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(478,578)	(20,311)	(519,187)	6,524
Net income (loss)	$(502,429)	$(20,311)	$(519,187)	$10,865
Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$(1.48)	$(0.06)	$(1.61)	$0.02
Diluted	$(1.48)	$(0.06)	$(1.61)	$0.02
Net income per share:
Basic	$(1.56)	$(0.06)	$(1.61)	$0.03
Diluted	$(1.56)	$(0.06)	$(1.61)	$0.03
Basic weighted average shares outstanding	322,868	323,014	323,296	323,965
Diluted weighted average shares outstanding	322,868	323,014	323,296	327,341

(Previously reported)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,033,510	$1,500,875	$1,409,759	$1,135,380
Gross profit	197,305	280,106	120,060	240,721
Operating income (loss)	(575,955)	(53,440)	(555,251)	716
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(479,053)	(20,786)	(519,662)	5,096
Net income (loss)	$(502,904)	$(20,786)	$(519,662)	$9,437
Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$(1.48)	$(0.06)	$(1.61)	$0.02
Diluted	$(1.48)	$(0.06)	$(1.61)	$0.02
Net income per share:
Basic	$(1.56)	$(0.06)	$(1.61)	$0.03
Diluted	$(1.56)	$(0.06)	$(1.61)	$0.03
Basic weighted average shares outstanding	322,868	323,014	323,296	323,965
Diluted weighted average shares outstanding	322,868	323,014	323,296	327,341

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000:	1st Quarter (Restated)	2nd Quarter (Restated)	3rd Quarter (Restated)	4th Quarter (Restated)
Net sales	$2,386,383	$2,158,365	$2,406,024	$2,301,311
Gross profit	518,502	493,333	578,697	462,424
Operating income (loss)	186,264	157,551	186,692	(25,252)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	131,491	114,374	132,313	(127,697)
Net income (loss)	$119,640	$114,374	$132,313	$(127,697)
Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$0.41	$0.36	$0.41	$(0.40)
Diluted	$0.40	$0.34	$0.40	$(0.40)
Net income per share:
Basic	$0.37	$0.36	$0.41	$(0.40)
Diluted	$0.36	$0.34	$0.40	$(0.40)
Basic weighted average shares outstanding	320,013	321,265	322,408	323,252
Diluted weighted average shares outstanding	332,541	331,727	333,681	323,252

(Previously reported)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,398,950	$2,207,017	$2,548,290	$2,446,343
Gross profit	518,502	499,371	578,697	462,424
Operating income (loss)	186,264	163,589	186,692	(25,252)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	131,491	118,178	131,838	(128,173)
Net income (loss)	$119,640	$118,178	$131,838	$(128,173)
Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$0.41	$0.37	$0.41	$(0.40)
Diluted	$0.40	$0.36	$0.40	$(0.40)
Net income per share:
Basic	$0.37	$0.37	$0.41	$(0.40)
Diluted	$0.36	$0.36	$0.40	$(0.40)
Basic weighted average shares outstanding	320,013	321,265	322,408	323,252
Diluted weighted average shares outstanding	332,541	331,727	333,681	323,252

16.    Restructuring and Other Special Charges:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes charges recorded during 2001 for exit activities and asset write-downs (in millions):

	Exit Activities		Asset Write-downs	Additional Depreciation Expense	Total Charges 2001
	Amount Paid Prior to December 31, 2001	Accrued at December 31, 2001
Productivity Initiatives	$63	$7	$2	$—	$72
Facilities/Capital Assets	9	9	161	13	192
Operating Assets	18	12	44	12	86
International Restructuring	108	89	147	5	349
Impairment of goodwill and related intangibles	—	—	140	—	140
Other	17	9	11	—	37

Total	$215	$126	$505	$30	$876

The nature of the charges recorded during the year ended December 31, 2001 is as follows:

•	Productivity Initiatives—The Company recorded a $72 million charge related to severance benefits to terminated employees in the United States and Canada. The Company terminated approximately 5,000 employees during the year, including approximately 1,700 employees related to retail store closings, 1,150 employees primarily related to sales and customer service, 1,000 manufacturing employees, 700 call center employees and 450 other administrative personnel.

•	Facilities/Capital Assets—The Company recorded a $192 million charge related to the abandonment of certain capital assets, including $144 million primarily related to the abandonment of certain information technology projects in the United States. The Company incurred charges of approximately $18 million, principally related to future lease commitments, net of expected recoveries, as a result of consolidating certain of the Company’s facilities. The Company also reduced its estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense during 2001.

•	Operating Assets—The Company recorded a charge of $86 million related to the closing of 33 stores in the U.S. and 11 stores in Canada and the exit of all of its store-within-a-store locations. In connection with these store closings, the Company incurred charges of approximately $30 million during 2001 in exit costs related to future lease commitments, net of expected recoveries and $44 million for impairment of store assets that were abandoned during 2001. The Company also reduced its estimate of the useful lives of assets related to stores that had not yet been closed and recorded an additional $12 million of depreciation expense in 2001.

•	International Restructuring—The Company recorded a charge of $349 million related to its international restructuring and exit from substantially all of its company-owned international operations, including $26 million for lease commitments associated with the closing of its facilities, $147 million for impairment of assets at closed facilities, $88 million related to severance for 1,520 employees in Europe and 1,710 employees in Asia Pacific, $68 million associated with the settlement of contractual obligations and $15 million of other charges. The Company also reduced its estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Impairment of goodwill and related intangibles—The Company decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result of this decision, the Company’s revised estimate of future cash flows associated with this business was significantly reduced, resulting in a $140 million impairment charge.

•	Other—Other exit activities charged totaled $37 million and related to the settlement of certain contractual obligations and the impairment of assets.

During 2001, the Company recorded total restructuring and other special charges of $1.1 billion. Included in this amount is the $876 million described above, a charge to other income (loss), net, of $50 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision, a charge of $134 million to other income (loss), net relating to management’s determination that a number of the Company’s investments and long-term receivables were impaired on an other-than-temporary basis and a $100 million charge to reduce the carrying value of the Company’s consumer financing receivables, partially offset by $34 million in income associated with the consumer financing portfolio which was ultimately sold during the third quarter as described in Note 3.

During 2000, the Company recorded special charges totaling $246 million, including $152 million related to management’s determination that a number of the Company’s investments were impaired on an other-than-temporary basis and the remainder consisting of the impairment of goodwill, severance costs and asset write-downs.

17.    Subsequent Event:

The Company committed to a plan in early 2002 to close select sites and take other restructuring actions as it continued to focus on cost reduction and aligning its operation with its digital technology solutions strategy. The Company recorded a charge in the first quarter of 2002 of approximately $99 million associated with these actions. The plan was completed in the first quarter of 2003.

Gateway, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 1999, 2000 and 2001

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period
Year ended December 31, 1999:
Allowance for uncollectible accounts receivable	$14,948	$28,334	$26,810	$16,472

Allowance for losses on finance receivables	$—	$4,728	$1,093	$3,635

Year ended December 31, 2000:
Allowance for uncollectible accounts receivable	$16,472	$25,453	$29,201	$12,724

Allowance for losses on finance receivables	$3,635	$121,856	$50,384	$75,107

Year ended December 31, 2001:
Allowance for uncollectible accounts receivable	$12,724	$23,151	$31,406	$4,469

Allowance for losses on finance receivables	$75,107	$190,240	$262,184	$3,163

*	Includes $100 million charge to reduce the carrying value of finance receivables to their net estimated realizable value.

PART IV

Item 14.    Exhibits, Financial Schedules and Reports on Form 8-K

(a)    The following documents are filed as a part of this Report:

(1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on Page 15 of this Report.

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

10.4	Gateway, Inc. 1992 Stock Option Plan. (Exhibit No. 10.4 to the Form S-1)*

10.5	Gateway, Inc. 1993 Stock Option Plan for Executives and Key Employees. (Exhibit No. 10.6 to the Form S-1)*

10.6	Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*

10.7	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (Exhibit No. 10.7 to Form 10-K for 2001)*

10.8	Gateway, Inc. 2000 Equity Incentive Equity Plan, as amended and restated (Exhibit No. 10.18 to Form 10-Q for the period ended June 30, 2000)*

10.9	Gateway, Inc. 1996 Non-Employee Directors Stock Option Plan as amended. (Exhibit No. 10.20 to Form 10-Q for the period ended June 30, 1998)*

10.10	Gateway, Inc. Management Incentive Plan, as amended (Exhibit 10.10 to the Form 10-Q for the period ended June 30, 2001)*

10.11	Gateway, Inc. Deferred Compensation Plan, as amended (Exhibit 10.11 to the Form 10-K for 1998)*

10.12	Gateway, Inc. Retirement Savings Plan (Exhibit No. 10.16 to Form 10-K for 1995)*

10.13	Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended (Exhibit 10.19 to Form 10-Q for period ended June 30, 1999)*

10.14	Change in Control Compensation Plan (Exhibit No. 10.14 to Form 10-K for 2001)*

10.15	Employment Agreement between Gateway, Inc. and Susan B. Parks dated as of August 1, 2000 (Exhibit No. 10.15 to Form 10-K for 2001)*

10.16	Agreement and General Release between Gateway, Inc. and Susan B. Parks dated November 29, 2001 (Exhibit No. 10.16 to Form 10-K for 2001)*

Exhibit No.	Description of Exhibits

10.17	Letter Agreement between Gateway, Inc. and Susan B. Parks dated November 29, 2001 (Exhibit No. 10.17 to Form 10-K for 2001)*

21.1	List of subsidiaries (Exhibit No. 21.1 to Form 10-K for 2001)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

GATEWAY, INC.

By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Executive Vice President and Chief Financial Officer (authorized officer and chief financial officer)

By:	/s/ JEFFREY A. PACE
Jeffrey A. Pace Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated below:

Date	Signature	Title

April 14, 2003	/s/ THEODORE W. WAITT Theodore W. Waitt	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 14, 2003	/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 14, 2003	/s/ JEFFREY A. PACE Jeffrey A. Pace	Vice President and Controller (Principal Accounting Officer)

April 14, 2003	* Charles G. Carey	Director

April 14, 2003	* George H. Krauss	Director

April 14, 2003	* Douglas L. Lacey	Director

April 14, 2003	* James F. McCann	Director

April 14, 2003	* Richard D. Snyder	Director

*By:	/s/ JAVADE CHAUDHRI
Javade Chaudhri (Attorney-in-fact)

CEO CERTIFICATION

I, Theodore W. Waitt, Chairman of the Board and Chief Executive Officer of Gateway, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Gateway, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 14, 2003

By:	/s/ THEODORE W. WAITT
Theodore W. Waitt Chairman of the Board and Chief Executive Officer

CFO CERTIFICATION

I, Roderick M. Sherwood III, Executive Vice President & Chief Financial Officer of Gateway, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Gateway, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 14, 2003

By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Executive Vice President & Chief Financial Officer