Form 10-K
period 2002-12-31
GATEWAY INC
filed 2003-04-15
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22784

GATEWAY, INC.

Incorporated in Delaware	I.R.S. Employer Number
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last sale price on the New York Stock Exchange as of such date) was approximately $978,362,000.

As of April 14, 2003 there were 324,072,364 shares of Common Stock outstanding and no shares of  Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gateway’s definitive proxy statement relating to our 2003 annual meeting of stockholders to be held on May 15, 2003, are incorporated by reference in Part III of this Form 10-K.

GATEWAY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

Forward-Looking Statements—This Annual Report on Form 10-K contains forward-looking statements based on Gateway’s current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause future results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including without limitation any statements relating to future results of operations, plans or strategies or relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Business—Factors That May Affect Gateway’s Business and Future Results” under Part I, page 11. Gateway assumes no obligation to update any forward-looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

PART I

Item 1.    Business

General

Gateway, Inc. (“Gateway”) improves people’s lives through a combination of the latest and best hardware, communication tools, applications, training and services. Gateway takes a localized approach, utilizing our website, call centers and nationwide network of Gateway retail stores to build relationships with consumers, small and medium businesses and government and education institutions. Our strategy is to deliver the best value to customers by offering personal computers (“PCs”) and digital electronics products such as digital cameras, digital audio and video products, plasma televisions, and home entertainment products that employ the latest technology at competitive prices, along with a full complement of related products and services.

Gateway is one of the leading suppliers of PCs to the U.S. consumer market, with an estimated market share of approximately 6% in 2002, according to preliminary data from International Data Corporation. We are also a significant supplier of PCs to the U.S. business market, consisting of large corporate, small and medium businesses and government and educational institutions. We sell our products nationally through a number of channels, including our website at www.gateway.com, our telephone call centers (1-800-GATEWAY) and our retail stores where customers can experience our products with assistance from our trained sales force. We believe these sales channel options, our diversified product and service offerings, and our superior customer support provide a unique customer experience that differentiates us from our competitors.

Our strategy is to profitably grow our PC business, diversify our revenue with digital technology products and optimize our cost structure. To do so we intend to continue to integrate our sales channels and in particular our retail locations to make Gateway the place where customers can rely upon effective advice to purchase integrated digital solutions, traditional PC hardware and consumer electronic products and services. We will continue to deliver the latest technology, the best value and seek to develop innovative new products and services to allow our customers to derive the maximum benefits from their digital products. We also intend to continue to maintain a strong liquidity position to maintain our flexibility. We exited 2002 with $1.07 billion in cash and marketable securities.

Available Information

You can access information about Gateway and our products and services at www.gateway.com. You can also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, free of charge, on our website at www.gateway.com, as soon as reasonably practicable after we file the reports with or furnish them to the Securities and Exchange Commission. Gateway was incorporated as “Gateway 2000 Inc.” in 1986 and changed our name to “Gateway, Inc.” in 1999.

2002 Accomplishments

Although challenging economic conditions and competitive pressures during 2002 negatively impacted revenues, margins and profitability, we achieved significant results in a number of areas:

•	We introduced during the second quarter a line of newly designed desktop and notebook PCs with industry-leading features. In addition, we launched our latest Profile product, which is a sleek all-in-one desktop unit. As a result, our notebook shipments outpaced the U.S. market, growing by approximately 16% year-over-year and 40% fourth quarter-over-fourth quarter;

•	Our desktop PCs earned more than 90 awards including Computer Shopper’s “Best PC Line” of the year in 2002 for our 700 Series, PC World’s “Best Buy” in the office PC value category for the Gateway 500S and PC Magazine’s “Editor’s Choice” in a round-up of value PCs for the Gateway 300S value and we outperformed our competitors in a “mystery shopper” comparison according to the February 2003 Computer Shopper Magazine;

•	We launched our digital solutions retail initiative where we stocked a limited number of PCs, digital cameras, digital audio and video products, and selected software, supplies and peripherals in our Gateway retail locations that customers can take home immediately;

•	We launched the 42 inch Gateway Plasma TV and achieved double-digit market share during our fourth quarter release;

•	We expanded our line of home entertainment offerings, to include a high-end surround sound system and multi-media platform;

•	We improved our offerings in the business segment which continues to generate operating income, before unallocated general and administrative expenses;

•	Gateway’s PCs and servers powered the 2002 Olympic Winter Games in Salt Lake City flawlessly and effectively; and

•	In March 2003, we were named the second most admired American company in the computer industry by Fortune Magazine.

Business Segments

We operated our business in two segments in 2002: Consumer and Business. For further information on our operating segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to the Consolidated Financial Statements.

Operations of the Business

Direct Marketing and Distribution.    We market our products and solutions directly to customers, primarily by placing advertisements on television, newspapers, magazines, radio, the Internet, the gateway.com website, and through local promotions and trade show appearances. We believe our creative marketing, including use of our famous trademarked Black-and-White Spot Design on product packaging, helps to generate significant brand awareness and a loyal customer base.

We sell our products and technology solutions directly to customers primarily through three complementary distribution channels—phone sales, web sales, and our nationwide network of Gateway retail stores. Gateway’s stores allow customers to see and evaluate products and obtain information from highly trained sales representatives. Unlike traditional retail stores, our stores generally maintain only a limited inventory of computers and technology products for sale, keeping inventory risks and related costs low. Customers can buy and carry out certain products in inventory at the stores, or order products at stores or on Gateway’s website or over the telephone. We believe that a significant number of our consumer customers take advantage of at least two of these channels before making their purchases.

As of December 31, 2002, we had 272 Gateway retail stores located in the United States. During the first quarter of 2003, we closed 80 underperforming stores to reduce costs. As a result, as of April 15, 2003, we had 192 retail stores located in the United States. These stores are generally open seven days a week and our sales call centers are open up to eighteen hours a day, seven days a week.

Gateway believes that this direct distribution and multi-channel approach provides several competitive advantages. First, we can offer competitive pricing by avoiding the additional markups, inventory and occupancy costs associated with distributors, dealers and traditional retail stores. Second, by not maintaining the high levels of finished goods inventory required by traditional retail channels, we can respond quickly to changing customer demands by offering new products on a timely basis, while reducing our exposure to the risk of product obsolescence. Third, we believe that working directly with customers promotes brand awareness and customer loyalty and is instrumental to Gateway’s high customer satisfaction ratings.

Business Sales.    During 2002, our business sales and marketing activities focused on our core market segments: small and medium business, education and government. In 2002, our Business Solutions centers in Gateway’s stores and approximately 50 dedicated Business Solutions Advisors addressed the technology needs of small and medium business clients. To complement our business sales efforts, Gateway also retains approximately 200 third-party Network Solutions Providers who work with our Business Solutions Advisors and business sales force to deliver localized consultation and integration services to business, education and government customers in essentially all the top markets across the United States. We plan to increase our direct sales force significantly and expand our indirect business sales channel in 2003.

In addition to our retail store and telephone sales channels, Gateway has enhanced customer sales options with Internet-based tools. We offer business, education and government clients customized websites, called eSource sites, to facilitate their order and order management requirements. Additionally, we have developed the Gateway eMarketplace to facilitate both online purchases and sales of a wide range of technology and products that help businesses run.

Gateway’s Custom Integration Solutions (“CIS”) program is designed to accommodate the needs of customers who require specialized hardware, software and services that are not available as a part of our standard offerings. Our CIS group accelerates technology deployment for clients through integration of unique hardware and software and development of customized services to meet customer individual requirements.

Gateway’s Customer Relationship Management (“CRM”) system is designed to achieve high customer satisfaction levels and assists our small and medium business sales force with respect to repeat and referral business and the delivery of quality service and support. With the increased use of CRM tools and processes, we expect to be able to provide more personalized and valued services and products. This tailored sales approach, based on leveraging behavior information from CRM, is designed to increase customer loyalty and has enabled revenue gains for Gateway.

Growth Initiatives.    In 2002, we continued our efforts towards reducing fixed costs, strengthening our balance sheet, improving product quality and customer satisfaction and pursuing our strategy to evolve from a traditional manufacturer of PCs to a leading provider of digital technology products. In the area of products and services, we continued our strategy of leveraging our existing retail presence and our brand position through new products ranging from digital cameras to plasma televisions. As part of this strategy, we continued to transform our national network of retail stores into local technology resource centers, serving as hubs for cross-functional sales, service and marketing teams that will provide customers with increased personalization and local service and support.

This transformation is continuing in 2003 and we intend to expand significantly our digital solutions and consumer electronics offerings while working to significantly further reduce our costs.

For a discussion of certain risks associated with Gateway’s operations, see “Business—Factors That May Affect Gateway’s Business and Future Results” beginning on page 11 of this Annual Report.

PC Hardware

We offer our customers a broad line of Gateway-branded PCs and servers. We market our PCs with recommended configurations, but our customers can also custom-configure PCs with a choice of microprocessor clock speeds, memory, storage capacities, as well as other options. The following are the key products within this class:

Desktop PCs.    Gateway offers a series of desktop PC products, developed to serve targeted customer segments. We offer a range of standard model series—the 300, 500 and 700 Series for consumers and the Gateway E-Series for businesses, with each series having a number of recommended configurations representing increasing levels of technology and features. In addition, Gateway introduced an updated all-in-one desktop, the Profile 4. Individual customers can and often purchase a configuration that they customize for their particular needs. Desktops represented over 65% of net sales in 2002.

Mobile PCs.    Gateway offers a series of mobile PC products to provide portable computing capabilities for users who operate in both a mobile and networked environment. The systems can be designed for either home or business use and models are available with docking stations and various multimedia applications. As with desktops, portables have a range of standard model series—the 200, 400, 450, and 600 Series, with each series having a number of recommended configurations. Portables are designed to range from the very light 200 series products that can be undocked from the base unit and weigh about 2 pounds to the 600 Series, a high-end, feature-laden desktop replacement. Mobile PCs are a growing percentage of Gateway’s business, representing about 17% of net sales in 2002.

Tablet PC.    In November 2002, we introduced the Tablet PC. Weighing in at less than three pounds, our new Tablet PC couples the flexibility and ease of a simple notepad with the full computing power of a notebook PC. With its external mobile keyboard and docking station and stand, the Tablet PC is like a traditional notebook PC. However, when in tablet mode, our customers can write on it using a digitizer pen, providing an innovative, convenient computing experience.

Servers.    Gateway also offers Gateway-branded servers for business customers. Every Gateway server has an adaptable design and can be custom built with a variety of options to fit the customer’s needs. Gateway servers can be ordered in tower based or rack-mounted configurations, with Windows® operating software. Servers represented approximately 1% of net sales in 2002.

Digital Technology Solutions

A key element of our growth strategy is expansion of “digital technology solutions,” also referred to as “beyond-the-box” offerings, which includes all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital solutions, digital television products and financing. Our digital technology solutions include the newly-introduced Gateway Plasma TV. Digital technology solutions represented approximately 17% of net sales in 2002.

Digital Solutions Products.    During 2002, we began to carry a strategically selected inventory of consumer electronics products in our Gateway retail stores as well as on our website and from our call centers, including digital cameras, digital audio products and digital video products. We also began marketing a Gateway Plasma TV. Launched in the fourth quarter of 2002, Gateway’s Plasma TV delivers an affordable, high picture quality television to consumers. The Plasma TV provides an attractive 42-inch wide screen, with an ultra-thin design. We plan to introduce additional television and consumer electronics products in 2003. We also offer a variety of home networking solutions.

Peripherals, Software and Other Computer-Related Products.    We market printers, scanners, personal digital assistants (PDAs), monitors, CD burners, storage devices, surge protectors and other PC accessories that are manufactured by leading companies in their respective markets. We also market a broad range of software offerings, from entertainment and productivity applications for the consumer market to vertical applications for various segments of the commercial and institutional markets. Peripherals, software and other computer-related products are sold in all three of our sales channels, including online through Gateway’s “Accessory Store” on our website at www.gateway.com, where more than 9,000 SKUs are available.

Services and Support.    We provide customers with a number of additional offerings beyond Gateway’s standard warranty, service and support packages included with a typical product purchase. These fee-based services include extended warranties, repair service and technical support, home and office installation and integration services, software application support, network support, technology planning and consulting and outsourcing of IT support for businesses. We have also partnered with a number of third parties to provide and strengthen our fee-based service offerings to consumers and businesses of all sizes. In addition, with our nationwide network of stores, we offer a unique ability among PC manufacturers to service in most of our stores the PCs we sell.

In our consumer segment, our value added service and support offerings consist of extended service plans, including extended warranty and accidental damage programs, installation services and fee based technical support services. In our business segments, our value added service and support offerings are designed to satisfy the needs of customers throughout the technology lifecycle. For this segment, we offer:

•	Technology planning services, such as on-site consultation and network design services;

•	Implementation services, such as custom installation and imaging, asset tagging and hardware and network installation;

•	Productivity services, such as network and application support and custom helpdesk solutions;

•	Maintenance services, such as on-site and advanced exchange services; and

•	End of life services, such as data migration, deinstallation and asset recovery services.

In addition to standard customer service and support offerings, Gateway also offers highly customized services to meet customer specifications.

We deliver customer service and support at the customer’s location, at Gateway, at third-party locations and via telephone and online. Gateway believes the availability of services through multiple channels benefits customers by providing them with a range of service options. We are the only major OEM that controls our local repair facilities through our chain of retail stores, most of which have service capabilities.

We also offer services to enable customers to create and maintain websites and conduct business over the Internet. Product offerings range from domain registration to web site design and hosting, as we offer customized e-commerce sites for commercial accounts that tailor the product offerings and procurement practices to the customer’s specifications.

Communications.    We offer a variety of Internet access service options and networking products and services. Our offerings include broadband Internet access service provided by a number of leading cable broadband providers and wireless communications offerings, as well as narrowband Internet access service.

Financing Programs.    In 2002, we arranged for third-parties to provide financing of approximately 36% of our consumer net sales by partnering with a number of third-party consumer financing and business lease partners, which are non-recourse to Gateway.

Training.    Through our nationwide network of Gateway retail stores, as of April 15, 2003 we had approximately 2,200 classroom seats throughout the U.S., offering training on general PC usage, popular third-party software, Internet usage, digital devices, and networking services to consumers, businesses and institutions. We also offer a unique, Gateway-branded multi-media training solution that combines instructor-led, CD-ROM and Internet-based training classes that enhance customer convenience and accessibility.

Cooperative Research and Product Development

The PC industry is characterized by rapid technological advances. Our ability to compete successfully is heavily dependent upon our ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. Our focus is primarily on coordinating and leveraging the research and development activities of a number of key technology partners and product or component providers. Our internal product development efforts are focused on designing and developing competitively priced computer systems that adhere to industry standards and incorporate the technologies and features that we believe are most desired by our customers. Our research and development expenditures in each of the last three years were less than 1% of net sales. The amount we spend on research and development activities is based on cost-benefit analyses and we prioritize such activities to focus on projects that we believe will have the greatest market acceptance and achieve the highest return on investment.

In addition, as noted, we rely on close and cooperative relationships with a wide range of suppliers and other advanced technology developers for research, development and engineering and to evaluate the latest developments in PCs and solutions-related digital technology. Working with these companies, our engineers manage quality, integrate technologies and design product and system architecture. We believe that these relationships, together with market information obtained from our direct customer relationships, the flexibility of our build-to-order manufacturing, low inventory and short production lead times, allow us to rapidly introduce and deliver appealing new products, software and services to the marketplace.

Manufacturing

We have designed our manufacturing process to provide a simplified line of products with standardized recommended configurations as well as products that are “build to order” or custom-configured to meet customer specifications. We use production teams to assemble most of our desktop PCs and servers with each member of a production team trained to do several tasks, increasing flexibility and efficiency. We also use third-party suppliers to manufacture Gateway-branded mobile PCs and certain desktop and other products such as monitors on our behalf as well as to supply the Gateway Plasma TV. Our production and quality assurance teams ensure that products meet our quality specifications and applicable regulatory requirements. Most desktop PCs are shipped from Gateway’s manufacturing facilities ready-for-use, with an operating system and certain application software already installed. Replacement parts are also shipped directly from Gateway or our suppliers to customers. Other digital products that we sell are manufactured and branded by third parties.

Our desktop computer manufacturing operations in North Sioux City, South Dakota and Hampton, Virginia have been assessed and certified as meeting the requirements of the International Organization for Standardization (“ISO”) 9002. ISO 9002 certification recognizes Gateway’s compliance with international standards for quality assurance. In an effort to maintain manufacturing excellence, we continue to identify and analyze those risks that impact our manufacturing ability and we are presently preparing to be approved as a company under the new ISO 9001-2000 certification. We utilize risk transfer methods and continuity planning to maintain our manufacturing capabilities.

Patents, Trademarks and Licenses

We hold over 300 U.S. and international patents and have a significant number of pending U.S. and international patent applications. Our patents cover a broad range of computer-related and information processing technologies. A majority of the patents in our portfolio are recently issued patents. In addition to our own engineering resources, we work closely with PC component suppliers and other technology developers to develop products based on the latest PC technology. Patents are sought for inventions that contribute to Gateway’s business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous, some of which require royalty payments. In addition, we have entered into patent licenses and cross-licenses to obtain access to other technology, and we license our own patents to others in return for royalty payments. Trade secrets developed by us are protected through formal procedures that include employee agreements and confidentiality agreements with other entities.

We own and use a number of trademarks on or in connection with our products and services, including Gateway, the Black-and-White Spot Design, the Spotted G Logo and the Spotted G Gateway Logo, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries. We believe these trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

We do not generally own the software used on our PCs and have entered into software licensing arrangements with a number of software developers, including Microsoft Corporation. For example, Gateway has licenses with Microsoft Corporation for Windows XP, Windows 2000, and Microsoft Office software products, among others. Software and materials developed by Gateway are protected by copyright in the United States and internationally.

Competition

The PC industry is characterized by aggressive pricing by several large branded and numerous additional branded and generic competitors, short product life cycles, and price sensitivity by customers. The level of pricing aggressiveness is accelerating, particularly in the low-priced end of the market. We also compete with consumer electronics stores and retailers with respect to our PCs and digital technology products. We believe our direct sales model, dedicated retail stores, and sales offering of technology solutions are competitive advantages.

We compete primarily on the basis of customer intimacy, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, our retail network and their locations, customer service and support, and by maintaining supplier relationships to enable us to bring products quickly to market. We believe we compete favorably with respect to many of these factors.

Our results of operations, however, could be adversely affected if we are unable to compete successfully in any of these areas. In recent years, we and many of our competitors have regularly lowered prices. We expect these competitive pressures to continue in 2003 and that average sales prices for PCs will continue to decline. If we continue to reduce PC prices in response to such competition, without corresponding cost savings and product diversification, we may be unable to maintain or improve gross margins.

International Operations

During the third quarter of 2001, we discontinued our company-owned international operations outside of North America. During 2002, Gateway continued to sell products in Canada and Mexico in addition to sales and operations in the United States. Although we have exited substantially all of our company-owned international operations, we are still in the process of finalizing the termination of a number of leases and fulfilling warranty obligations. Net sales in 2001 and 2000 were $229 million and $586 million, respectively in Europe, Middle East and Africa. Net sales in 2001 and 2000 were $322 million and $776 million, respectively in Asia-Pacific.

Employees

As of December 31, 2002, we had approximately 11,500 employees in the United States. We believe our employee relations are generally good. During the first quarter of 2003, we reduced our workforce by approximately 1,900 employees as part of our cost reduction initiatives.

Backlog

The backlog of unfilled orders was approximately $58 million at year-end 2002 and approximately $55 million at year-end 2001. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of our policy of allowing customers to cancel or reschedule orders under certain circumstances.

Seasonality

Our operating results have been subject to seasonality and to quarterly and annual fluctuations. Factors involved include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Historically, our sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending and institutional buying patterns; however, the third and fourth quarters of 2001 and 2002 did not follow the historical trend in light of adverse general economic and industry trends and the intensely competitive environment.

Corporate Governance

The Gateway Board of Directors is elected by stockholders and is responsible for directing the management of business and affairs of Gateway. The Chief Executive Officer and senior management run Gateway’s day-to-day business operations. During 2002, the Board adopted formal Corporate Governance Guidelines. The Corporate Governance Guidelines provide that the principal responsibilities of the Board, in addition to its general oversight responsibilities, include the: (a) selection, evaluation and compensation of the Chief Executive Officer and oversight of the selection and compensation of Gateway’s senior executive management; (b) oversight of succession plans for the CEO and key executive positions; (c) review and evaluation and, as appropriate, approval of Gateway’s financial and business performance and operations and key objectives, strategies, plans and actions; and (d) review of the processes in place to ensure the integrity of Gateway’s financial and accounting systems and the auditing and accounting principles and practices used to prepare the financial statements.

The current Board consists of six directors, of whom five are independent directors under the rules of the New York Stock Exchange and the sixth director is our Chairman and Chief Executive Officer, Theodore W. Waitt. The Board meets in regularly scheduled meetings as well as in special meetings. Beginning in 2002, all independent directors meet without management present during each regularly scheduled Board meeting, with a designated independent Board member chairing that segment of the meeting.

The Board has delegated a number of responsibilities to various committees of the Board. At the present time, the Board Committees are the Audit, Compensation, and Corporate Governance and Nominating Committees. The members of each committee are appointed by the Board. Currently, each committee consists entirely of independent directors. Each committee meets on a regularly scheduled basis and operates under a written charter approved by the Board.

The Audit Committee represents the Board in its general oversight of Gateway’s financial reporting, internal controls and audit functions. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of Gateway’s independent accountants. During 2002, PricewaterhouseCoopers LLP (“PwC”) was appointed as independent accountants of Gateway and the Audit Committee has appointed PwC as independent accountants for 2003, subject to stockholder approval. The Audit Committee also approves any non-audit services by the independent accountants. The Audit Committee meets regularly in separate sessions with senior management, internal audit and Gateway’s independent accountants. The Audit Committee met six times during 2002.

The Compensation Committee reviews and approves salaries, bonuses and other compensation for the Chief Executive Officer and other senior executive management. In addition, the Compensation Committee administers Gateway’s 2000 Equity Incentive Plan, including reviewing and granting stock options and equity awards to officers and other employees.

The Corporate Governance and Nominating Committee reviews and reports to the Board concerning corporate governance matters, and conducts an annual evaluation of the performance of the Board and the Corporate Governance Guidelines. In addition, the Corporate Governance and Nominating Committee recommends to the Board the size and composition of the Board and establishes procedures for consideration of candidates for the Board and recommends candidates for election to the Board.

Since early 2001, we have implemented a number of other corporate governance improvements to address both proposed and actual legal requirements, as well as best practices:

•	We updated our Code of Ethics and also expanded employee ethics training.

•	The Board of Directors appointed an Ethics Council reporting to the Board, consisting of three senior and executive vice presidents.

•	The Ethics Council reviews conflict-of-interest issues and advises the Audit Committee with respect to any waivers. The Audit Committee must approve waivers of conflict-of-interest for executive officers.

•	The Ethics Council periodically reports to the Board and the Audit Committee with respect to Code of Ethics matters. The Ethics Council also reviews with the Audit Committee any complaints received through Gateway’s confidential ethics hotline.

•	The Board will conduct an annual review of the Code of Ethics.

•	We revamped and republished our records administration policy that includes controls on the retention of corporate records.

We continue to evaluate our corporate governance practices in light of best practices and changing regulatory requirements and anticipate additional changes as necessary or appropriate.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this report.

General Economic and Business Conditions and Current Political Uncertainty.    If general economic and industry conditions fail to improve or continue to deteriorate, demand for our products could continue to be adversely affected, as could the financial health of Gateway’s suppliers and resellers. In addition, war in the Middle East or wherever located around the world and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

Declining Net Sales of Gateway’s Computers and Computer-Related Products.    Our revenue growth and profitability depend significantly on the overall demand for PCs and related products and services. Since late

2000, general growth in demand for computers and computer-related products has slowed as a result of market maturation and deteriorating economic conditions. This has adversely impacted demand for our products and services. In this environment of decreasing demand and declining average selling prices, our revenues and operating results have declined and may continue to decline as a result. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results and continued deterioration in our unit sales would materially adversely affect Gateway’s future results of operations and financial condition. If future net sales significantly decline further, it will be difficult for Gateway to return to profitability.

Competitive Market Conditions.    The PC industry is characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, and price sensitivity by customers. We also compete with consumer electronics stores and retailers with respect to our digital technology products. Many of our competitors have greater financial, marketing, manufacturing and technological resources and consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets. We compete primarily on the basis of customer intimacy, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, our retail network and their locations, customer service and support value and by maintaining supplier relationships to enable us to bring products quickly to market. Gateway from time to time has lost market share in this competitive market. To the extent we are unable to compete successfully in any of these areas, our revenues and business prospects could be affected adversely. We expect these competitive pressures to continue in 2003 and that average sales prices for PCs will continue to decline. If we continue to reduce PC prices in response to such competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin products.

Selling, General and Administrative Costs.    As a result of costs associated with marketing our products and Gateway’s retail stores, Gateway incurs higher selling, general and administrative costs as a percent of revenue, than many of our competitors. If Gateway is unable to develop and sell innovative new products with attractive gross margins, our results of operations would be materially adversely affected by our SG&A cost structure.

Gateway’s Retail Initiative.    Gateway’s retail operations and infrastructure require substantial investment in leasehold improvements, equipment, information systems, inventory, and personnel. Gateway has also entered into substantial operating lease commitments for retail space and a relatively high proportion of each store’s costs are fixed because of depreciation on store leasehold improvement costs and lease expenses. As a result, if we are unable to improve the performance of our retail stores, particularly through digital solutions, digital TVs, and other beyond-the-box revenue and gross margins, our retail operations may not achieve our expectations.

During 2002, we expanded the product offering in our retail stores beyond PCs, peripheral products and software, to include consumer electronics products and digital TVs. We have limited experience as a major retailer of non-PC consumer electronics products and if we are unable to compete profitably in these highly competitive retail markets, our results of operations and financial condition could be materially adversely affected.

Retail operations present many other risks and uncertainties, some of which are beyond Gateway’s control. For instance, our retail operations are subject to the risk of macro-economic factors that could have a negative impact on general retail activity; consumer acceptance of Gateway’s retail approach; our potential inability to sell third-party products and services at adequate margins; our potential inability to manage relationships with existing retail channel partners; our lack of experience in managing retail operations; the costs associated with unanticipated fluctuations in the value of Gateway-branded and third-party retail inventory; and our potential inability to obtain and retain quality retail locations at reasonable costs.

Corporate Restructuring and Infrastructure Requirements.    We plan to transform Gateway into a leading provider of personalized digital technology products and solutions by leveraging our existing retail stores, our brand and our digital technology products and services. To meet competitive conditions, we have undertaken several corporate restructurings and additional cost-cutting efforts have recently been implemented and are contemplated in the future. There can be no assurance that our strategy of focusing on our core domestic markets, reducing costs and diversifying sales of non-PC products and services will be successful in the event of sustained adverse economic industry conditions or at all. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Suppliers.    We require a high volume of quality components for our products and solutions offerings, substantially all of which we obtain from outside suppliers. While we attempt to have multiple suppliers for such components, in some circumstances we maintain single-source supplier relationships, such as with Microsoft for Windows products. If the supply of a key material component is delayed or curtailed, our ability to ship the related product or solution in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate these potential costs by requiring our suppliers to protect us with insurance. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party suppliers for key components were to erode, the delay or curtailment of deliveries of key material components could occur.

Dependence on Third Party Manufacturing and Logistics Services.    Our reliance on third-party suppliers of key material components exposes us to potential product quality issues that could affect the reliability and performance of our products and solutions. In addition, many of Gateway’s products are manufactured in whole or in part by third-party manufacturers and Gateway relies upon a principal logistics partner. While such outsourcing arrangements may lower the fixed cost of operations, they also reduce Gateway’s direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arose from faulty components manufactured by third-party suppliers, the market for our products or solutions could be adversely affected with a resulting reduction in revenues. In many instances we rely on offshore suppliers, particularly from Asia, including for product assembly and manufacture, and risks associated with transportation and other natural or human factors may disrupt the flow of product. The recent outbreak of Severe Acute Respiratory Syndrome in Asia may disrupt the manufacturing of such goods and our ability to purchase from suppliers in Asia. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, political, medical, or military conditions or events, Gateway’s results of operations and financial condition could be adversely affected.

Consumer Financing.    Reduced availability of financing generally or additional tightening in consumer credit policies from our third-party financial partners could materially and adversely affect our operations and financial results. In 2002, third-party financial institutions provided financing of approximately 36% of our consumer net sales. The consumer financing is on a non-recourse basis to Gateway. In 2001, Gateway participated in a loss sharing arrangement with one lender that at December 31, 2002 had a maximum exposure of $15 million. Additional financing under this arrangement ended in the second quarter of 2001.

Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions associated with Gateway’s change in control and financial liquidity. If such conditions are not met, this lender has the right to provide us with 60 days written notice of its intent to terminate further customer financing. We have diversified the business among our two consumer financing partners and are in the process of seeking additional sources of financing. The objective of these efforts is to expand the customer financing alternatives available through our other existing partner and any additional financing partners to reduce or eliminate the risk associated with any termination of this agreement. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by the remaining lenders, we would experience a decrease in consumer net sales from levels we might otherwise achieve.

Product Cycles.    Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC and consumer electronics industry. Our internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC and digital technology products. The success of new products is dependent on many factors including market acceptance and availability of the product. There is no assurance that we will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in our products in a timely manner.

Third Party Patents and Intellectual Property.    There is no assurance that we will continue to have access to existing or new third-party technology for use in our products. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, Gateway believes that based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses would be available on acceptable terms. If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties’ protected technology.

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe existing patents of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel.

Risks of Minority Investments.    We hold a limited number of and may consider additional minority investments in companies having operations or technology in areas within or ancillary to our strategic focus. Some of these investments have been in early stage companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in late 2000 through 2002 and poor operating results of certain of these underlying investments have resulted and may in the future result in our incurring losses or an inability to recover the original carrying value of our investment.

Risks of Acquisitions, Joint Ventures and Strategic Alliances.    We have entered into certain strategic alliances and acquired certain businesses that we believe are complementary to our operations. In addition, we may make acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. In the case of certain strategic alliances involving services by third-parties to Gateway, we may be dependent upon the financial reporting methodology selected by our strategic partners for the calculation of payments to Gateway. In addition, in the case of acquisitions, we may be unable to smoothly integrate the acquired companies’ marketing, production, development, distribution and management systems resulting in our inability to realize hoped for cost savings and/or sales growth. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

Inventory Risks.    By distributing directly to our customers, we have been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allows us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. During 2002, we carried a limited inventory of computers and digital technology products in our retail stores which we expect to expand. In addition, we maintain certain component products in inventory. A decrease in market demand or an increase in supply, among other factors, could result in higher finished goods and component inventory levels which could have a negative effect on our results of operations. In addition, continued declines in PC prices may decrease the value of any PC inventory in our retail stores.

Environmental Regulations.    Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. Although Gateway does not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

Customer or Product Sales Mix.    Our profits vary by product and customer segment. As a result, our results of operations for a particular period will depend, in part, on the corresponding mix of customers and products.

Item 2.    Properties

The following are Gateway’s principle administrative and sales offices, production and manufacturing facilities, and support and training centers in the following locations:

Facilities	Square Footage	Owned or Leased	Description / Property Use
Poway, California	125,000	Leased	Corporate headquarters.

Lakewood, Colorado	59,000	Leased	Information technology and support center.

Kansas City, Missouri	222,000	Owned	Administrative; sales; customer support center.

North Sioux City, South Dakota	857,000	Owned	Production facility; customer sales and support center; training center; administration; and warehouse space.

North Sioux City, South Dakota	29,000	Leased	Customer pick-up; manufacturing; and warehouse space.

Sioux Falls, South Dakota (two facilities)	213,000	Owned	Sale and fulfillment of orders for add-on PC components; receipt of returned merchandise; and fulfillment of orders for customer replacement parts.

Sioux Falls, South Dakota	172,000	Leased	Administrative; remanufacturing; and warehouse operations.

Hampton, Virginia (two facilities)	515,000	Leased	Manufacturing; warehouse; and office space.

As of December 31, 2002 we leased store space for our 272 retail locations throughout the United States. During the first quarter of 2003, we closed 80 under performing stores. We are actively seeking to dispose of leases in all closed locations. We also continue to actively market for sale or sublease warehouse, office and distribution facilities in Lake Forest, California; San Diego, California; Lakewood, Colorado; Beverly, Massachusetts; Rio Rancho, New Mexico; Vermillion, South Dakota; Salt Lake City, Utah; and Hampton, Virginia.

We exited substantially all of our company-owned international operations outside of North America in 2001, and currently own a facility in Dublin, Ireland, our former European headquarters, which we are marketing for sale. We have exited substantially all of our European leases. During 2002, we sold our former manufacturing facility in Malacca, Malaysia, and have exited all of our leases in the region.

We believe that our administrative and sales offices, production and manufacturing facilities, support and training centers, and retail store space will be adequate for our business needs in the foreseeable future. All of these properties are used by our business and consumer segments.

Item 3.    Legal Proceedings

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Gateway common stock is quoted on the New York Stock Exchange under the trading symbol “GTW”. The following table sets forth the quarterly high and low price per share for our common stock as quoted at the close of trading on such date in 2002 and 2001:

	High	Low
2002:
1st quarter	$10.25	$4.60
2nd quarter	$6.65	$4.35
3rd quarter	$4.34	$2.85
4th quarter	$4.29	$2.69
2001:
1st quarter	$23.69	$14.86
2nd quarter	$19.50	$14.65
3rd quarter	$15.95	$5.45
4th quarter	$10.22	$4.65

Holders of Record

As of March 18, 2003, there were 4,927 holders of record of our common stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

Dividends

Gateway management believes the best use of retained earnings is to fund internal growth and for general corporate purposes. As a result, we have not declared any cash dividends on our common stock since it was first publicly registered and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Gateway is obligated to pay dividends on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) at the annual rate of 2.92%, payable quarterly, and on our Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) at the annual rate of 1.5%, payable semi-annually. We are precluded from declaring or paying dividends on our common stock unless all required dividends have been paid in full on Series A Preferred Stock and Series C Preferred Stock (“Preferred Stock”).

Holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. If dividends on the Preferred Stock are not paid, they continue to accrue and, in general, we may not buy back our common stock while such dividends remain unpaid. In addition, if dividends remain unpaid for (i) any two consecutive quarters or (ii) three quarterly payment periods in any six consecutive quarterly payment periods, then (1) if such dividends are unpaid on the Series A Preferred Stock, the holder has the option to convert the Series A Preferred Stock into 22,238,283 shares of Gateway common stock based on a conversion price of $8.99 per share, and (2) certain restrictions on the transfer of the Preferred Stock and the Gateway common held by the holder of the Preferred Stock are lifted.

Item 6.    Selected Consolidated Financial Data

The following historical data was derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 34 of this Annual Report and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19 of this Annual Report. The information below is not necessarily indicative of the results of future operations.

	For the years ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statements of Operations Data (in thousands, except per share data):
Net sales	$4,171,325	$5,937,896	$9,252,083	$8,956,337	$7,703,279
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(297,718)	$(1,011,552)	$250,481	$427,944	$346,399
Net income (loss)	$(297,718)	$(1,031,062)	$238,630	$427,944	$346,399
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$(0.95)	$(3.13)	$0.78	$1.36	$1.11
Diluted	$(0.95)	$(3.13)	$0.75	$1.32	$1.09
Net income (loss) per share:
Basic	$(0.95)	$(3.19)	$0.74	$1.36	$1.11
Diluted	$(0.95)	$(3.19)	$0.72	$1.32	$1.09

	December 31,
	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data (in thousands):
Total assets	$2,509,407	$2,986,857	$4,180,645	$3,954,688	$2,890,380
Long-term obligations, net of current maturities	$—	$—	$2,548	$2,998	$3,360
Series C redeemable convertible preferred stock	$195,422	$193,109	$—	$—	$—

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Business—Factors that May Affect Gateway’s Business and Future Results” beginning on page 11 of this Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

During the fourth quarter of 2000, Gateway adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As a result, we changed our revenue recognition policy retroactive to January 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was an expense of $11.9 million, net of tax in 2000. The pro forma impact of this accounting change on prior periods is not material.

On January 1, 2001, our financial statements were adjusted by an expense of $23.9 million, net of tax, to record the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Gateway restated 2001, 2000 and 1999 net sales to reduce the amounts of bounty income recognized, and cost of goods sold by the costs incurred for AOL bundled internet service sold to our customers, of $131 million, $337 million and $8 million, respectively. The amounts received from AOL were previously included in net sales and the amounts paid to AOL were previously included in cost of goods sold. Gateway also restated 2001, 2000 and 1999 net sales and cost of goods sold to present the cost incurred for a third-party provider of extended warranty services of $10 million, $6 million and $0.5 million, respectively, as a reduction of net sales. In view of the nature of the relationships which we maintained with the parties described above and our customers, Gateway determined that it is more appropriate to present such amounts on a net basis. These revisions had no impact on previously reported gross profit dollars, operating income (loss) or net income (loss) per share in any period. Gateway also restated the 2001 and 2000 financial statements to account for the excess cash proceeds received on the sale of a portfolio of financing receivables as an adjustment to the yield on a loan that was made to an affiliate of the purchaser of the portfolio in 2000. Gateway originally recorded the excess proceeds as net sales and has revised the accounting to recognize the excess proceeds in other income (loss), net over the period from the third quarter of 2000 through the fourth quarter of 2001. The impact of this change was to reduce net income in 2000 by approximately $2.9 million and a corresponding reduction in the 2001 net loss by approximately $2.9 million. The $2.9 million is reflected as deferred interest income, net of tax impacts, and is included in other current liabilities as of December 31, 2000.

Outlook

The demand environment continues to be difficult and we cannot count on significant demand uplift in 2003. We anticipate revenue for the first quarter of 2003 will be approximately $820 million to $850 million, reflecting our sharpened focus on higher-margin PC sales and the current weak demand environment. We expect gross margin dollars in the first quarter of 2003 to be in the range of $112 million to $120 million. In the first quarter of 2003, we closed 76 retail stores (in addition to the four stores previously announced). In addition, we continued to focus on cost reductions by taking further restructuring actions, resulting in the termination of employees. We also adjusted previously recorded restructuring accruals. Gateway expects to report a charge of approximately $75 million to $80 million for the first quarter of 2003 related to these actions. Including the restructuring costs of $75 million to $80 million, earnings per share in the first quarter of 2003 are projected to be at a loss of $0.62 to $0.66. SG&A levels in the first quarter of 2003 are expected to be approximately

$250 million. We expect SG&A levels in subsequent quarters of 2003 to be down significantly, and our plan contemplates that fourth quarter SG&A expenses will be below $200 million. In addition, we expect to reduce cost-of-goods sold by $200 million annually by the end of 2003. We expect to be cash-flow positive by year-end and that we will exit 2003 with more than $1.0 billion in cash and marketable securities, including the $285 million tax refund we received in the first quarter of 2003. We also anticipate an effective tax rate of 0%, which will result in pre-tax losses being equal to net losses in 2003. In addition, we have several major re-engineering efforts underway and are evaluating our overall operations and our business across all segments, channels and product lines, in an effort to reduce costs and to return to profitability by the fourth quarter of 2003. We also are planning several major new product launches throughout the year and have plans for profitable channel expansion in the very near future. We are also continuing to evaluate strategies to streamline operations through continuous improvement of manufacturing, assembly, service, and support functions. Actual results may vary depending on our results of operations and other factors, including the risk factors identified elsewhere in this Report.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gateway’s consolidated financial statements.

Management believes the following to be critical accounting policies whose application has a material impact on Gateway’s financial presentation. That is, they are both important to the portrayal of Gateway’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

Gateway recognizes revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by us, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties, such as extended warranties and installation is generally recognized when delivered. We offer our customers internet services which are provided by a third party. The revenue associated with these services is based on the monthly active subscriber counts, which are reported to us by the service provider and is recognized as the services are provided. If the actual subscriber counts or the economics associated with these subscriber counts prove to be less than originally reported by the service provider, we may be required to adjust revenue associated therewith downward, as occurred in the fourth quarter of 2002.

Gateway records reductions in revenue in the current period for estimated future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. If actual returns exceed estimated returns, we would be required to record additional reductions to revenue.

Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives, including, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered. Additionally, certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of the particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, we would be required to record additional reductions to revenue.

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. We do not expect default rates to be greater than 1% of business segment net sales. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Gateway does not have a single customer that accounts for 10% or more of our revenue.

Inventory Valuation

The business environment in which Gateway operates is subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed assessment of inventory by part each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. Gateway may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates which would affect earnings in the period the write-downs are made.

Warranty Provision

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty liability would be required and would affect earnings in the period the adjustments are made.

Taxes on Earnings

Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. As of December 31, 2002, our valuation allowance was approximately $127 million. Gateway has considered our ability to carryback losses, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we were to later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. As of December 31, 2002, the net deferred tax asset is approximately $6 million.

Litigation

Gateway is currently involved in certain legal proceedings where the amount or range of loss can be estimated. A liability is recorded in these instances when the loss is considered probable. Where a liability is probable to occur in connection with litigation or governmental proceedings and there is a range of estimated loss, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated income statements (dollars in thousands):

	2002	Increase (Decrease)	2001	Increase (Decrease)	2000
Net sales	$4,171,325	(30%)	$5,937,896	(36%)	$9,252,083
Gross profit	$566,205	(32%)	$838,192	(59%)	$2,052,956
Percentage of net sales	13.6%		14.1%		22.2%
Selling, general and administrative expenses	$1,077,447	(47%)	$2,022,122	31%	$1,547,701
Percentage of net sales	25.8%		34.1%		16.7%
Operating income (loss)	$(511,242)	(57%)	$(1,183,930)	NA	$505,255
Percentage of net sales	(12.3%)		(19.9%)		5.5%
Net income (loss)	$(297,718)	(71%)	$(1,031,062)	NA	$238,630

Net Sales

The following table summarizes Gateway’s net sales for the periods indicated by segment and by geographic region (dollars in thousands):

	2002	Decrease	2001	Decrease	2000
Net sales:
North America:
Consumer	$2,356,573	(20%)	$2,955,747	(42%)	$5,056,530
Business	1,814,752	(25%)	2,430,815	(14%)	2,832,936

Total North America	$4,171,325	(23%)	$5,386,562	(32%)	$7,889,466
EMEA	—	(100%)	229,026	(61%)	586,361
Asia Pacific	—	(100%)	322,308	(58%)	776,256

Consolidated	$4,171,325	(30%)	$5,937,896	(36%)	$9,252,083

2002 vs. 2001

Our net sales declined 30% in 2002 from 2001. We shipped approximately 2.7 million units in 2002 compared to 3.6 million units in 2001, representing a decrease of 25%. North America net sales decreased 23% in 2002 from 2001. The consumer and business segments represented 56% and 44%, respectively, of total Company net sales in 2002 compared to 50% and 41%, respectively, in 2001. International net sales were 0% and 9% of total net sales in 2002 and 2001, respectively.

Consumer net sales and unit shipments declined 20% and 10%, respectively, in 2002 from 2001. Gateway continued to experience a decline in consumer demand for PC and PC-related products and services through the third quarter of 2002. In the fourth quarter of 2002, consumer unit shipments increased 12% over the fourth quarter of 2001, representing the first year over year unit increase for the consumer segment since the third quarter of 2000. In 2002, third-party financial institutions provided financing of approximately 36% of our consumer net sales. The consumer financing is on a non-recourse basis to Gateway. In the business segment in North America, net sales and unit shipments declined by 25% and 20%, respectively, in 2002 from 2001.

Digital technology solutions accounted for $692 million in 2002, or 17% of net sales, compared to $1.04 billion in 2001, or 17% of net sales. Digital technology solutions, also referred to as beyond-the-box offerings, includes all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training internet services, digital solutions, digital television products and financing.

In 2002, $322 million of beyond-the-box revenue was sold at the point of sale and $370 million was sold after the point of sale compared to $604 million and $433 million, respectively, in 2001. The decline in beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments as well as our decision to discontinue certain non-profitable revenue streams and the insourcing of certain extended warranty service plans. This transition to insourcing such service plans will reduce the overall cost of providing extended warranty protections and will improve gross margins as such revenue is recognized over the terms of extended warranties in the future. During the first quarter of 2001, we modified our strategic alliance with America Online, Inc. (AOL) whereby we converted existing gateway.net customers to the AOL-branded internet access in order to improve the customer experience and the economic return to Gateway for such subscribers. In addition, we began to participate earlier in a greater share of recurring income on new prepaid ISP subscribers. In the fourth quarter of 2002, AOL unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and have commenced formal dispute proceedings as required by our agreement. In view of the uncertainty over our ultimate ability to collect the withheld amounts, we have reduced 2002 net sales and gross margins by the approximately $16 million in dispute. If AOL’s adjustments are appropriate, we anticipate a reduction of about $3 million to $5 million in future quarterly net sales and gross margins related to Gateway AOL subscribers.

During 2002, we closed 24 retail locations and exited the year with 272 stores in the United States compared to 296 stores at the end of 2001. In the first quarter of 2003, we closed 80 retail locations in the United States. We are continuing to evaluate the stores and their locations to optimize store traffic and profit characteristics in terms of contribution to multiple channels sales and financial results. This could result in a decision to close or relocate certain stores in the future.

Average selling price (ASP) includes only revenue earned at the point of sale of an associated PC divided by total units. Average unit price (AUP) is calculated using total net sales divided by total PC units. Total net sales include revenue from items that are sold independent from the sale of a PC. AUP was $1,519 compared to $1,650 in 2001, a decrease of 8%. ASP was $1,384 in 2002, down from $1,530 in 2001, a decrease of 10%. The decrease in AUP and ASP is the result of the value pricing and marketing strategy employed by Gateway during 2002, as well as, the insourcing of certain extended warranty service plans as described above. We expect that the pricing environment will continue to be challenging for 2003 potentially resulting in further decreases in AUP and ASP.

2001 vs. 2000

Our net sales declined 36% in 2001 from 2000. We shipped approximately 3.6 million PCs in 2001 compared to 5.0 million PCs in 2000, representing a decrease of 28%. North America net sales decreased 32% in 2001 from 2000.

Our 2001 net sales were adversely impacted by approximately $100 million per quarter related to a number of strategic actions taken beginning in the second quarter of 2001 to discontinue certain non-profitable revenue streams which included, among other things, the closure of certain retail locations, restructuring international markets, discontinuing lower quality consumer lending, and exiting certain indirect sales activities. During the third quarter of 2001, we exited substantially all our Gateway-owned international operations. International net sales were 9% of total Gateway net sales in 2001.

In North America, the consumer and business segments represented 50% and 41%, respectively, of our total net sales in 2001. In North America, consumer segment net sales and unit shipments declined 42% and 36%, respectively, in 2001 from 2000. Excluding the impact of the strategic actions mentioned above, domestic consumer net sales declined approximately 34% during 2001 from 2000. We continued to experience a decline in consumer demand for PC and PC-related products and services in 2001, which is a continuing trend from the last quarter of 2000. In addition, we experienced a significant reduction in demand immediately following the terrorist attacks that took place on September 11, 2001, which had an adverse impact on net sales for the third and fourth quarters of 2001. In our business segment in the United States, net sales and unit shipments declined by 14% and 3%, respectively, in 2001 from 2000. Our business segment experienced declines in unit shipments to strategic accounts and governmental customers, respectively, in 2001 compared to 2000. This was partially offset by continued growth during 2001 in unit shipments to small and medium business, posting a 4% increase over 2000, while unit shipments to education customers were up slightly over 2000.

Digital technology solutions accounted for $1.04 billion in 2001, or 17% of net sales, compared to $1.5 billion in 2000, or 16% of net sales. Digital technology solutions, also referred to as beyond-the-box offerings, includes all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital solutions and financing.

In 2001, $604 million of beyond-the-box revenue was sold at the point of sale and $433 million was sold after the point of sale. The decline in beyond-the-box revenue on a year-over-year basis is primarily attributable to the decline in unit shipments as well as our decision to discontinue lower quality consumer lending.

As part of the strategic reviews of Gateway’s direct sales policy and in response to the decline in consumer demand, we curtailed retail expansion plans in 2001 and closed a number of retail locations. Gateway exited 2001 with 296 Gateway stores in North America as compared to 327 at the end of 2000, and no store-within-a-store locations as compared to 463 at the end of 2000.

AUP was $1,650 in 2001 compared to $1,842 in 2000, a decrease of 10%. We experienced an aggressive pricing environment triggered by some large competitors beginning in the fourth quarter of 2000, which resulted in AUP declines in the consumer segment. ASP was $1,530 in 2001. Prior to 2001, we did not report ASP.

Gross profit

2002 vs. 2001

Gross profit in 2002 declined to $0.6 billion, a decrease of approximately 32% from 2001. As a percentage of sales, gross profit for 2002 decreased to 13.6% from 14.1% in 2001. During 2002 and 2001, we recorded charges of $16 million and $116 million, respectively, in cost of goods sold related to the closure of certain sites and severance obligations. During 2001, we incurred an operating loss of $75 million related to our consumer financing portfolio, and recorded an additional $100 million charge to reduce the carrying value of those receivables to their net realizable value following our decision to sell the substantial balance of our consumer financing portfolio. The decline in gross margin percentage in 2002 compared to 2001 is primarily due to the decline in unit shipments, the value pricing and marketing strategy we adopted and maintained in 2002, the AOL dispute discussed above, a $4.8 million provision for losses shared with a third-party financing partner on an old loan portfolio, as well as the insourcing of certain extended warranty service plans discussed above, partially offset by the net impact of approximately $18 million for favorable determinations of litigation and contingent liabilities and offset by lower restructuring and other special charges in 2002. We earned approximately $30 million, included in net sales, from our customers for certain extended warranty services, of which $6 million, included in net sales and associated cost of goods sold relates to payments to the third-party provider of such services.

2001 vs. 2000

Gross profit in 2001 declined to $0.8 billion from $2.1 billion in 2000, a decrease of approximately 59% from 2000. As a percentage of sales, gross profit for 2001 decreased to 14.1% from 22.2% in 2000. The decline in 2001 was due in large part to the $75 million loss experienced in the first quarter of 2001 on our consumer financing portfolio due to an increase in the provision for loan losses and an additional charge of $100 million at the end of the quarter to reduce the carrying value of our remaining financing portfolio to its estimated net realizable value as we decided to sell such portfolio. In addition, gross profit was impacted by increased pricing pressures throughout 2001 and the $116 million in costs associated with restructuring decisions during the third quarter of 2001 which included, among other things, the exit of substantially all Gateway-owned international operations and the closure and consolidation of manufacturing facilities. Additionally, the year-over-year comparisons of gross profit percentage were impacted primarily by the competitive pricing environment noted above, the decision to accelerate the sales of international inventory, product line transition costs in connection with our move to a more simplified hardware product line, as well as additional costs associated with the consolidation and closure of three manufacturing facilities. During 2000, our gross margins were favorably impacted by reductions of contingent liabilities of approximately $7 million.

Selling, General and Administrative Expenses

2002 vs. 2001

Selling, general and administrative (SG&A) expenses totaled $1.1 billion in 2002 compared to $2.0 billion in 2001. During the first quarter of 2002, SG&A included charges of $83 million related to the closure of certain sites, severance obligations and the write down of capital assets, including the abandonment of certain information technology projects. During 2001, we approved restructuring plans which, among other things, led to the closure of substantially all of our Gateway-owned international operations, reduction of our workforce, closure of certain store locations, consolidation of facilities, redefinition of our information technology strategy, and the exit from certain other activities. Pre-tax charges of $759 million were recorded to SG&A in 2001 to provide for these actions and other related items. See “Restructuring Activities” below for further information concerning 2002 and 2001 restructuring activities.

This decline in SG&A expenses in 2002 compared to 2001 reflects the restructuring decisions made in 2001 and variable cost declines associated with lower sales volume, as well as other cost reduction efforts.

2001 vs. 2000

SG&A expenses totaled $2.0 billion in 2001 compared to $1.5 billion in 2000. During 2000, we recorded special charges totaling $43 million, including the impairment of goodwill, severance costs and asset write- downs. The increase in SG&A expenses in 2001 were primarily due to the restructuring and other special charges in 2001, partially offset by lower expense levels resulting from a combination of the restructuring decisions made in 2001 and variable cost declines associated with lower sales volume, as well as other cost reduction efforts. The increase in SG&A expense as a percentage of net sales in 2001 was due, primarily to the de-leveraging of expenses during the time frame of significant revenue reductions as described above, and to incremental costs resulting from the execution of our restructuring plans in 2001.

In July 2001, we announced that we were accelerating the implementation of our strategy that involved transforming Gateway from a traditional manufacturer of PCs to a leading provider of personalized technology solutions by better leveraging our existing retail footprint, our brand position and our digital solutions leadership. This acceleration consolidated our U.S. Consumer and Business operating units into one sales organization and included the formation of a new digital solutions group. As part of this shift, we turned our U.S. retail locations into local technology resource centers, serving as hubs for cross-functional sales, service and marketing teams that provide customers with personalization and local service and support. In August 2001, we announced plans to further align operations and cost structure with this strategy including, among other things, the consolidation and closure of certain manufacturing and call center operations in the United States and the closure of substantially all of our Gateway-owned international operations.

Restructuring Activities

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail locations and other company sites. A pre-tax charge of $109 million ($16 million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded to provide for these actions. Included in the pre-tax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter.

The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain of the Company’s facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain of the Company’s facilities.

•	Operating Assets—Gateway recorded a charge of $20 million related to the closing of 19 stores in the U.S. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. Pre-tax charges of $454 million (including non-cash charges of $229 million) were recorded in 2001, to provide for these actions. The charges are included in cost of goods sold and selling, general and administrative expenses. In the first quarter of 2002, an adjustment to reduce these charges by $10 million was recorded due to higher than expected recovery on assets.

The nature of the charges related to the Q3 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded charges of $28 million and $5 million in the third and fourth quarters of 2001, respectively, related to severance benefits to terminated employees in the United States and Canada. We terminated approximately 2,600 employees in the United States during the quarter ended September 30, 2001, including approximately 600 manufacturing employees, 700 call center employees, 1000 employees primarily related to sales and customer service and 300 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded charges of $92 million and $1 million, respectively, in the third and fourth quarters of 2001 related to the abandonment of certain capital assets, including $66 million primarily related to the abandonment of certain information technology projects in the United States and $17 million related to the impairment of assets that were abandoned. We accrued approximately $10 million principally related to future lease commitments, net of expected recoveries, and other costs, as a result of consolidation and closure of certain of our facilities.

•	Operating Assets—Gateway recorded a charge of $5 million, related to the closing of 6 stores in the United States. In connection with these store closings, we accrued approximately $3 million in the third quarter of 2001 in exit costs related to future lease commitments, net of expected recoveries. We also recorded $2 million in the third quarter of 2001 for the impairment of store assets that were abandoned during that quarter.

•	International Restructuring—During the third quarter of 2001, Gateway made the decision to exit substantially all of our company-owned international operations. As a result, we recorded a charge of $301 million during the third quarter of 2001. The charge included $131 million for impairment of assets, $68 million associated with the settlement of certain contractual obligations, including warranty obligations to customers, repayment of an economic development grant and termination of contracts with service providers, $70 million related to severance for 1,300 employees in Europe and 1,500 employees in Asia Pacific, $19 million for lease commitments, net of expected recoveries, and $13 million related to administrative costs incurred in connection with the winding up of international operations. In the first quarter of 2002, an adjustment of $10 million was recorded primarily due to a higher than expected recovery on assets.

•	Other—In the third quarter of 2001, Gateway recorded a charge of $11 million related to the settlement of certain contractual obligations and $11 million for impairment of assets.

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities. Pre-tax charges of $422 million were recorded in 2001 to provide for these actions and other related items. The charges are included in cost of goods sold and selling, general and administrative expenses. Included in the pre-tax charges of $422 million is $306 million for asset write-downs and additional depreciation expense related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.

The nature of the charges related to the Q1 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $39 million charge related to severance benefits to terminated employees in the United States and Canada approximately, all of which was paid prior to December 31, 2001. We terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,850 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $99 million charge related to the abandonment of certain capital assets during the first quarter of 2001, including $78 million primarily related to the abandonment of certain information technology projects in the United States. In addition, we recorded $8 million principally related to lease commitments, net of expected recoveries, as a result of consolidating certain of the Company’s facilities. We also reduced our estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense.

•	Operating Assets—Gateway recorded a charge of $81 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations. In connection with these store closings, we recorded approximately $27 million in exit costs related to future lease commitments, net of expected recoveries, and $42 million for impairment of store assets that were abandoned during the year ended December 31, 2001. We also reduced our estimate of the useful lives of assets related to stores that had not yet been closed and recorded $12 million of additional depreciation expense.

•	International Restructuring—Gateway recorded a charge of $48 million related to its international restructuring activities, including $7 million for lease commitments, net of expected recoveries, associated with the closing of stores, $16 million for impairment of assets at closed facilities, an accrual of $18 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. We also reduced our estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

•	Impairment of goodwill and related intangibles—In late March 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result, upon review of the estimated cash flows of the NECX business from the decision date to the disposition date and Gateway’s determination that the assets had no alternative future uses, the estimated value of the NECX goodwill was determined to be zero. Gateway consequently wrote off the unamortized value of the NECX goodwill, resulting in a $140 million impairment charge recorded in 2001.

•	Other—Other exit activities total $15 million for contract termination fees, including the service provider for gateway.net customers.

During 2001, Gateway recorded total restructuring and other special charges of $1.1 billion. Included in this amount is the $454 million and $422 million related to the Q3 2001 Plan and Q1 2001 Plan, respectively ($117 million is included in cost of goods sold for costs associated with the shutdown of domestic and international manufacturing sites, such as asset writedowns and severance costs, and $759 million is included in selling, general and administrative expenses which consists of the impairment of goodwill and other assets acquired in the acquisition of NECX and the costs associated with the shutdown of the international operations and the alignment and closure of certain sites), a charge to other income (loss), net, of $50 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision, a charge of $134 million to other income (loss), net, relating to management’s determination that a number of Gateway’s investments and long-term note receivables were impaired on an other-than-temporary basis and a $100 million charge included in cost of goods sold to reduce the carrying value of Gateway’s consumer financing receivables, partially offset by $34 million in income included in other income (loss), net, associated with the consumer financing portfolio which was ultimately sold during the third quarter.

Operating Income (Loss)

2002 vs. 2001

Operating loss for 2002 totaled $511 million compared to $1.2 billion in 2001. The operating loss in 2002 includes $99 million in restructuring and other special charges discussed above. The operating loss in 2001 reflected the restructuring and other special charges of $975 and the $75 million loss from the consumer financing operations noted above.

Operating loss in 2002 for the consumer segment was $222 million compared to operating income of $15 million in 2001. Business segment operating income in 2002 was $161 million compared to $220 million in 2001. The declines in operating income in the consumer and business segments in 2002 were due to net sales softness and de-leveraging of fixed expenses noted earlier. The consumer segment loss in 2002 also reflects the aggressive pricing environment in the consumer segment. Non-segment expenses for 2002 totaled $450 million compared to $1.3 billion in 2001. This decrease is primarily the result of decreases in restructuring and other special charges described above. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

2001 vs. 2000

Operating loss for 2001 totaled $1.2 billion compared to operating income of $505 million in 2000. The operating loss in 2001 reflected the restructuring and other special charges and the $75 million loss from the consumer financing operations noted above.

Operating income in 2001 for the consumer segment was $15 million compared to $618 million in 2000. Business segment operating income in 2001 was $220 million and represented a decrease of 43% from 2000. The declines in operating income in the consumer and business segments in 2001 were due to net sales softness and de-leveraging of fixed expenses noted earlier. In addition, consumer segment operating income declined due to the $75 million operating loss associated with the consumer financing portfolio. Internationally, we had an operating loss of $91 million prior to our exit from substantially all of our Company-owned international operations in 2001 and an operating loss of $50 million in 2000. Non-segment expenses for 2001 totaled $1.3 billion compared to $445 million in 2000. This increase is primarily the result of an increase in restructuring and other special charges described above.

Other Income (Loss), Net

Other income (loss), net includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss) net resulted in income of $35 million in 2002, including a gain on an investment portfolio disposition, offset by the write-downs of strategic investments, as well as a favorable renegotiation and settlement of acquisition liabilities. Other income (loss), net resulted in a loss of $102 million in 2001 including charges totaling $184 million to write down the carrying value of our investments and, partially offset by income of $34 million associated with the sale of the consumer financing portfolio sold during the third quarter. Other income (loss), net resulted in a loss of $101 million in 2000, including a charge of $152 million due to other than temporary declines in our investment portfolio.

Income Taxes

We recorded a tax benefit of $178 million or 37.4% of our loss before income taxes for the year ended December 31, 2002. We recorded a tax benefit of $274 million or 21.3% of our loss before income taxes, extraordinary gain, and cumulative change in accounting principle for the year ended December 31, 2001. The 2001 tax benefit rate reflects the impact of losses related to our foreign operations, certain restructuring and other special charges and the establishment of a valuation allowance against deferred tax assets related to unrealized capital losses associated with the investment impairments. Excluding these items, the effective tax rate for the year 2001 would have been 37% compared to 37.4% in 2002 and 38% for 2000. We expect a zero percent effective tax rate for 2003 which will result in pre-tax losses being equal to net losses in 2003.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated (dollars in thousands) :

	2002	2001	2000
Cash and marketable securities	$1,066,721	$1,166,054	$614,070
Days of sales in accounts receivable	17	17	21
Days inventory on hand	8	12	15
Days in accounts payable	27	34	38
Cash conversion cycle	(2)	(5)	(2)

We used $25 million of cash from operations more than we generated during 2002, including $197 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include an increase in other liabilities of $55 million and an increase in inventory, accounts receivable and other assets of $34 million, due in large part to the collection of income tax refunds of approximately $425 million in the first and third quarters, offset by the current income tax receivable of $305 million, and inventory reduction efforts throughout the supply chain, particularly in components and subassemblies. This increase was largely offset by a decrease in accounts payable, accrued liabilities and royalties of $243 million, due primarily to payments associated with restructuring activities initiated in 2001 and the first quarter of 2002. We used approximately $78 million for capital expenditures and $614 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $436 million, while generating $10 million in proceeds from the sale of finance receivables and $11 million from the sale of an investment. We also used $6 million to pay preferred dividends.

We used $270 million in cash from operations during 2001, including $215 million of net loss adjusted for non-cash items. Significant factors impacting cash used in operating activities include decreases in accounts payable and other liabilities of $574 million offset by decreases in accounts receivable of $302 million and inventory levels of $195 million. Cash proceeds from the sale, purchase and collection of financing and notes receivables of $591 million, $196 million from the issuance of a note payable, which was later extinguished in December 2001 as discussed below, net of payments and $200 million from the issuance of preferred stock were the primary cash inflows. The principal uses of cash included $199 million for capital expenditures and $639 million to purchase available-for-sale securities offset by proceeds from sales of marketable securities of $356 million.

We generated $289 million in cash from operations during 2000, including $548 million of net income adjusted for non-cash items. Significant factors impacting cash provided by operating activities included an increase in inventory levels of $123 million, an increase in other assets of $131 million, a decrease in accounts payable and other liabilities of $81 million, and a decrease in accounts receivable of $76 million. The adoption of SAB 101 increased inventory by $52 million and decreased receivables by $64 million as of December 31, 2000. Additionally, component inventory increased due to the decline in fourth quarter demand in 2000. The principal uses of cash included approximately $472 million to purchase notes and financing receivables net of proceeds received for repayment, $315 million for capital expenditures and $247 million to purchase investments in unconsolidated affiliates. Cash proceeds from the sale of marketable securities were $160 million, offset by $81 million in purchases of securities.

In December 2001, we extinguished our $200 million convertible note to AOL through the issuance of 50,000 shares of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”), resulting in an extraordinary gain of $4.3 million, net of tax. The Series C Preferred Stock bears a 1.5% annual dividend, paid semi-annually and has a face value of $200 million. The holder can put the Series C Preferred Stock to us in December 2004, 2009 and 2014 (or earlier in the event of a change in control or other fundamental events) at face value and we satisfy this put option in cash or registered common stock, or a combination thereof, at our option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2014, provided our common stock trades over $33.68 for 5 consecutive days. In addition, we can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

In December 2001 we also issued to AOL $200 million of Series A Convertible Preferred Stock, bearing an annual dividend of 2.92% paid quarterly. Our Series A Preferred Stock and the Series C Preferred Stock are subject to certain limitations on transfer and certain registration rights. See Note 7 to the consolidated financial statements included herein for further information. Our Series A Preferred Stock will automatically convert into our common stock on the third anniversary of its issuance at a conversion rate between $8.99 and $10.07 per share based on the fair value of our common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of December 31, 2002, the Series A would convert into a total of 22,238,283 shares of our common stock. The preferred stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances.

Due to our significant loss in 2002 and our ability to carryback that loss to offset taxable income in prior years, an income tax refund of approximately $285 million was received in early 2003. Additional tax refunds in 2003 and 2004 will be limited and we do not expect them to exceed a total of approximately $5 million and $15 million, respectively.

As a result of the restructuring plans described in the Note 15 to the consolidated financial statements, we expect future cash outlays of approximately $54 million primarily for the exit of our international operations. In addition, we expect future cash outlays of approximately $11 million in connection with liabilities accrued prior to the restructuring decisions related to international operations. We expect to fund this total cash outlay from existing cash balances and internally generated cash flows from operations. In addition, we expect cash inflows totaling approximately $50 million over the next several quarters as a result of the sale of certain assets in connection with our restructuring plans. Execution of these past restructuring plans is substantially complete while cash payments are expected to continue until 2004.

The following represents future payments for contractual commitments associated with operating leases, royalty and licensing agreements and expected cash flow impacts from the restructurings announced in 2001 and 2002:

	Payments due by Period (in millions)
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$45	$53	$33	$40
Royalty/Licensing agreements	39	12	12	17
Restructuring	44	10	—	—

Total	$128	$75	$45	$57

At December 31, 2002, we had approximately $1.1 billion in cash and marketable securities. Approximately $45 million was restricted cash at December 31, 2002, to provide for certain commitments and contingencies. During the first quarter of 2003, we terminated our former $300 million bank credit facility under which no loans were outstanding, in order to reduce commitment fees payable under this unused facility. We had not previously had any loans outstanding under this credit facility, and given our substantial liquidity position, we did not foresee any need to borrow under the facility during its remaining term.

Gateway had Standby Letters of Credit and Guarantees outstanding at December 31, 2002, amounting to $16.4 million.

In the fourth quarter of 2002, we introduced digital electronics retail offerings, including digital cameras, MP3 players, digital video gear, software, printers and accessories, in our retail stores. Inventory associated with our in-store cash and carry programs was less than $30 million at the end of 2002 and will continue to be tightly monitored in 2003 in connection with the introduction of the additional digital solutions products but could increase.

We have an arrangement whereby we share in the actual loss experience of a third-party financing partner with respect to certain consumers’ past purchases of Gateway products and services. Our maximum exposure under this loss sharing arrangement is $15 million. Additional financing under this loss sharing arrangement ended in the second quarter of 2001. The estimated losses as of December 31, 2002 are provided for in our financial statements; however, if the actual losses prove to be greater than estimated it could affect our future results of operations. We believe that the actual results of this loss sharing arrangement will not materially affect liquidity.

We believe that our current sources of working capital, including our recent income tax refund, will provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Forward Looking Statements” and “Business—Factors that May Affect Gateway’s Business and Future Results” as well as “Outlook” that could affect our estimates of future financial needs and sources of working capital.

We continually evaluate the opportunity to sell additional equity and debt securities, restructure current debt or preferred stock arrangements or otherwise improve our financial position. The sale of additional equity, convertible debt or convertible equity securities could have dilutive effects on stockholders. We have also given consideration to share repurchases from time to time, which could have an anti-dilutive effect on stockholders. We will also consider the acquisition of or investment in complementary businesses, products, services and technologies which might affect our liquidity profile or the level of our equity and debt securities. In the event that we desire to engage in any of these activities, there can be no assurances that any required financing will be available in amounts or terms that are acceptable.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which allowed recognition at the date of an entity’s commitment to an exit plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, we will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken and issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In November 2002, the EITF reached No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of this statement during the year ended December 31, 2002 did not have an impact on our results of operations, financial position, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are generally not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Marketable equity securities that have certain regulatory disposal limitations could contain some market risk. Regarding long-term investments, Gateway holds and expects to continue to consider investments in minority interests in companies having operations or technology in areas within Gateway’s strategic focus. Many of these investments are in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in the years starting in 2000, and poor operating results of certain of these underlying investments, have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of our investments. As of December 31, 2002, we held long term investments of approximately $44 million.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Accountants

To the Board of Directors and Stockholders of Gateway, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gateway, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Gateway, Inc.’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, Gateway adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, Gateway changed its revenue recognition policy relating to product shipments.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

April 14, 2003

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002, 2001 and 2000

(in thousands, except per share amounts)

	2002	2001	2000
Net sales	$4,171,325	$5,937,896	$9,252,083
Cost of goods sold	3,605,120	5,099,704	7,199,127

Gross profit	566,205	838,192	2,052,956
Selling, general and administrative expenses	1,077,447	2,022,122	1,547,701

Operating income (loss)	(511,242)	(1,183,930)	505,255
Other income (loss), net	35,496	(101,854)	(101,184)

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(475,746)	(1,285,784)	404,071
Provision (benefit) for income taxes	(178,028)	(274,232)	153,590

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(297,718)	(1,011,552)	250,481
Extraordinary gain on early extinguishment of debt, net of tax	—	4,341	—
Cumulative effect of change in accounting principle, net of tax	—	(23,851)	(11,851)

Net income (loss)	$(297,718)	$(1,031,062)	$238,630
Preferred stock dividends and accretion	(11,323)	—	—

Net income (loss) attributable to common stockholders	$(309,041)	$(1,031,062)	$238,630

Basic net income (loss) per share:
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$(0.95)	$(3.13)	$0.78
Extraordinary item	—	0.01	—
Cumulative effect of change in accounting principle	—	(0.07)	(0.04)

Net income (loss) per basic share	$(0.95)	$(3.19)	$0.74

Diluted net income (loss) per share:
Income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$(0.95)	$(3.13)	$0.75
Extraordinary item	—	0.01	—
Cumulative effect of change in accounting principle	—	(0.07)	(0.03)

Net income (loss) per diluted share	$(0.95)	$(3.19)	$0.72

Weighted average shares outstanding:
Basic	324,020	323,289	321,742

Diluted	324,020	323,289	331,320

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands, except per share amounts)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$465,603	$730,999
Marketable securities	601,118	435,055
Accounts receivable, net	197,817	219,974
Inventory	88,761	120,270
Other, net	602,073	616,626

Total current assets	1,955,372	2,122,924
Property, plant and equipment, net	481,011	608,429
Intangibles, net	23,292	36,304
Other assets, net	49,732	219,200

	$2,509,407	$2,986,857

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278,609	$341,122
Accrued liabilities	364,741	468,609
Accrued royalties	56,684	135,698
Other current liabilities	240,315	200,599

Total current liabilities	940,349	1,146,028
Other long-term liabilities	127,118	82,636

Total liabilities	1,067,467	1,228,664

Commitments and contingencies (Note 5)

Series C redeemable convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2002 and 2001	195,422	193,109

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2002 and 2001	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,072 shares and 323,973 shares issued and outstanding in 2002 and 2001, respectively	3,240	3,239
Additional paid-in capital	732,760	731,623
Retained earnings	307,379	616,420
Accumulated other comprehensive income	3,139	13,802

Total stockholders’ equity	1,246,518	1,565,084

	$2,509,407	$2,986,857

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(297,718)	$(1,031,062)	$238,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	159,458	199,976	189,084
Provision for uncollectible accounts receivable	11,139	23,151	25,453
Deferred income taxes	257,172	(29,831)	(82,818)
Loss on investments	30,272	186,745	151,694
Write-down of long-lived assets	52,975	418,304	19,085
Gain on settlement of acquisition liability	(13,782)	—	—
Cumulative effect of change in accounting principle	—	23,851	11,851
Extraordinary gain on extinguishment of debt	—	(4,341)	—
Other, net	(1,929)	(1,707)	(4,795)
Changes in operating assets and liabilities:
Accounts receivable	11,020	301,630	76,191
Inventory	31,505	194,799	(123,196)
Other assets	(76,975)	21,729	(131,126)
Accounts payable	(59,856)	(442,312)	(113,800)
Accrued liabilities	(103,868)	(87,714)	(55,201)
Accrued royalties	(79,014)	(2,747)	(15,395)
Other liabilities	54,924	(40,810)	103,115

Net cash provided by (used in) operating activities	(24,677)	(270,339)	288,772

Cash flows from investing activities:
Capital expenditures	(78,497)	(199,493)	(314,804)
Investments in other long-term investments	—	—	(246,900)
Proceeds from sale of investment	11,100	—	—
Purchases of available-for-sale securities	(614,023)	(638,869)	(80,968)
Sales of available-for-sale securities	436,316	356,071	159,956
Proceeds from the sale of financing receivables	9,896	569,579	54,090
Purchase of financing receivables, net of repayments	—	(28,476)	(463,693)
Proceeds from (purchases of) notes receivable	—	50,000	(62,500)
Other, net	—	189	1,539

Net cash provided by (used in) investing activities	(235,208)	109,001	(953,280)

Cash flows from financing activities:
Proceeds from issuances of notes payable	—	200,000	3,000
Principal payments on long-term obligations and notes payable	—	(3,984)	(8,934)
Purchase of treasury stock	—	—	(58,992)
Proceeds from stock issuance	—	200,000	1,775
Payment of preferred dividends	(5,878)	—	—
Stock options exercised	367	9,431	83,346

Net cash provided by (used in) financing activities	(5,511)	405,447	20,195

Foreign exchange effect on cash and cash equivalents	—	2,893	656

Net increase (decrease) in cash and cash equivalents	(265,396)	247,002	(643,657)
Cash and cash equivalents, beginning of year	730,999	483,997	1,127,654

Cash and cash equivalents, end of year	$465,603	$730,999	$483,997

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2002, 2001 and 2000

(in thousands)

	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
Series A preferred stock:
Balance, beginning of year	50	$200,000	—	$—	—	$—
Issuance of preferred stock			50	200,000	—	—

Balance, end of year	50	$200,000	50	$200,000	—	—

Common stock:
Balance, beginning of year	323,973	$3,239	323,955	$3,239	320,016	$3,200
Stock issuances under employee plans	99	1	18	—	3,371	34
Issuance of common stock and warrants	—	—	—	—	568	5

Balance, end of year	324,072	$3,240	323,973	$3,239	323,955	$3,239

Additional paid-in capital:
Balance, beginning of year		$731,623		$741,646		$656,870
Stock issuances under employee plans, including tax benefit of $75, $1,120, and $56,105 in 2002, 2001, and 2000, respectively		366		(11,397)		50,577
Issuance of common stock and warrants		771		1,374		34,199

Balance, end of year		$732,760		$731,623		$741,646

Treasury stock, at cost:
Balance, beginning of year	—	$—	552	$(21,948)	730	$(51,796)
Common stock purchased	—	—	—	—	1,165	(58,992)
Stock issuances under employee plans	—	—	(552)	21,948	(1,343)	88,840

Balance, end of year	—	$—	—	$—	552	$(21,948)

Retained earnings:
Balance, beginning of year		$616,420		$1,647,482		$1,408,852
Dividends declared and accretion of redeemable preferred stock		(11,323)		—		—
Net income (loss)		(297,718)		(1,031,062)		238,630

Balance, end of year		$307,379		$616,420		$1,647,482

Accumulated other comprehensive income (loss):
Balance, beginning of year		$13,802		$7,067		$(8)
Foreign currency translation		2,656		(3,165)		(732)
Unrealized gain on available-for-sale securities, net		795		9,900		7,807
Realized gain included in net loss		(14,114)		—		—

Balance, end of year		$3,139		$13,802		$7,067

Total stockholders’ equity		$1,246,518		$1,565,084		$2,377,486

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

Gateway, Inc. (“Gateway”) is a direct marketer of personal computers (“PCs”) and PC-related products and services. Gateway develops, manufactures, markets and supports a broad line of desktop and portable PCs, servers, and PC-related products used by individuals, families, businesses, government agencies and educational institutions. Gateway also offers and supports PC-related services including training, financing and Internet service.

The significant accounting policies used in the preparation of the consolidated financial statements of Gateway are as follows:

(a)    Basis of Presentation:

The consolidated financial statements include the accounts of Gateway and our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

(b)    Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

(c)    Cash and Cash Equivalents:

Gateway considers all highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

(d)    Marketable Securities and Long-Term Investments:

Marketable securities consist of mutual funds, equity securities which are in the process of being liquidated, commercial paper and debt securities, with market values that approximate their amortized cost. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas within or adjacent to Gateway’s strategic focus. Certain of the investments carry restrictions on immediate disposition. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. An investment in a public company, which carried Rule 144 restrictions on disposition within one year, was classified as available for sale as Gateway expected to fully dispose of the investment within one year. This investment was adjusted to our fair value each period through charges/credits to comprehensive income. Fair value was determined based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other than temporary are reported in other income (loss), net.

Gateway regularly monitors and evaluates the realizable value of our investments. When assessing the investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than our original cost, the performance of the investee’s stock price in relation to the

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock price of our competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Gateway also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve our operating results. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, Gateway records a charge to Other Income (loss), net.

(e)    Finance Receivables:

During 2001, Gateway discontinued substantially all of our own financing of consumer receivables. See Note 2 for further information.

Finance receivables, included in other current assets and other assets, consist of receivables due from customer installment purchases of Gateway’s products and services net of allowance for losses. Finance charges on the receivables are recognized using the interest method. Finance charge accruals are generally suspended on accounts when they become 60 days contractually delinquent. Receivable origination and commitment fees are deferred and amortized as a component of finance charges over the life of the related receivable. At December 31, 2002, Gateway had no financing receivables.

Gateway maintains an allowance for losses on finance receivables at an amount that we believe is sufficient to provide for losses in our existing receivables portfolio and that portion of a third-party’s receivables that is subject to a loss sharing arrangement. Gateway has an arrangement whereby we share in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. The allowance is assessed on a regular basis by management and is based upon management’s periodic review of the collectibility of the receivables with respect to historical experience, the nature and volume of the portfolio, adverse situations that may affect the customer’s ability to repay and general economic conditions. Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible, generally when the receivable becomes 180 days delinquent.

(f)    Inventory:

Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. On a quarterly basis, Gateway compares on a part by part basis, the amount of the inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in Gateway’s consolidated balance sheet at December 31, 2002 and 2001 are considered adequate by Gateway’s management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with Gateway’s inventory.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income (loss).

(h)    Intangible Assets:

Intangible assets are amortized on a straight-line basis over four to ten years. During 2001, Gateway recorded a charge of $140 million related to impairment of goodwill and related intangibles based on an assessment of the related future net cash flows.

(i)    Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

(j)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(k)    Warranty:

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure. A reconciliation of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and other long-term liabilities, is as follows, in thousands:

December 31, 2001	$102,706
Accruals for warranties issued during the period	131,687
Accruals related to pre-existing warranties	—
Settlements made	(167,252)

December 31, 2002	$67,141

(l)    Revenue Recognition:

Gateway recognizes revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties, such as extended warranties and installation is generally recognized when delivered. We offer our customers internet services which are provided by a third party. The revenue associated with these services is based on the monthly active subscriber counts, which are reported to Gateway by the service provider and recognized as the services are provided.

Gateway records reductions in revenue in the current period for future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives, including, among other things, trade-ins and referral credits.

A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and other long-term liabilities, and recognition of extended warranty revenue is as follows, in thousands:

December 31, 2001 extended warranty deferred revenue	$71,072
Additions to extended warranty deferred revenue	138,188
Extended warranty revenue recognition	(61,661)

December 31, 2002 extended warranty deferred revenue	$147,599

Gateway incurred $41 million of expense in servicing the extended warranties noted above.

During the fourth quarter of 2000, Gateway adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognized in Financial Statements.” As a result, Gateway changed its revenue recognition policy effective January 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was an expense of $11.9 million, net of tax.

(m)    Advertising Costs:

Advertising costs are charged to expense as incurred. Advertising expenses were approximately $215 million, $240 million, and $328 million for 2002, 2001 and 2000, respectively.

(n)    Income Taxes:

The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Other current liabilities includes potential tax liabilities related to current or future federal, state or foreign tax audits.

(o)    Net Income (Loss) Per Share (in thousands):

Basic earnings per common share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income (loss) attributable to common stockholders and the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the years ended December 31, 2002, and 2001 excludes 22,378 and 2,703 weighted average incremental shares respectively, related to employee and director common stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price or assuming the “if converted” method for the Series A Convertible Preferred Stock as their effect is

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating earnings per share as the contingency was not met as of December 31, 2002. In addition, for the years ended December 31, 2002, 2001, and 2000 Gateway has excluded 52,498 shares, 44,728 shares, and 19,208 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share (in thousands):

	2002	2001	2000
Weighted average shares for basic earnings per share	324,020	323,289	321,742
Dilutive effect of stock options	—	—	9,578

Weighted average shares for diluted earnings per share	324,020	323,289	331,320

No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net income (loss) and net income (loss) per share would have resulted in the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss)—as reported	$(309,041)	$(1,031,062)	$238,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,341)	(72,461)	(295,158)

Net income (loss)—pro forma	$(344,382)	$(1,103,523)	$(56,528)

Net income (loss) per share—as reported
Basic	$(0.95)	$(3.19)	$0.74
Diluted	$(0.95)	$(3.19)	$0.72
Net income (loss) per share—pro forma
Basic	$(1.06)	$(3.41)	$(0.18)
Diluted	$(1.06)	$(3.41)	$(0.18)

(p)    Stock-based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

(q)    Derivative Instruments, Hedging Activities and Foreign Currency:

Gateway considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in “Accumulated other comprehensive income.” Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in “Other income (loss), net.”

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2001, Gateway made the decision to exit substantially all of its company-owned international operations. Prior to this decision, Gateway used foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. These forward contracts were designated as a hedge of international sales by U.S. dollar functional currency entities and intercompany purchases by certain foreign subsidiaries. The principal currencies hedged were the British Pound, Japanese Yen, French Franc, Australian Dollar, Singapore Dollar and the Deutsche Mark over periods ranging from one to six months. Forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Gains or losses arising from forward contracts which were effective as a hedge were included in the basis of the designated transactions. The related receivable or liability with counterparties to the forward contracts was recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts were included in operating activities in the consolidated statements of cash flows. Aggregate transaction gains and losses included in the determination of net income (loss) are not material for any period presented. As of December 31, 2002 and 2001, Gateway did not hold any forward contracts. Forward contracts designated to hedge foreign currency transaction exposure of $228 million were outstanding at December 31, 2000. The estimated fair value of these forward contracts at December 31, 2000 was $227 million based on quoted market prices.

In the first quarter of 2001, Gateway adopted Statement of Financial Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). Under FAS 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. Changes in fair values are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs.

Gateway uses foreign currency forward contracts to hedge foreign currency transactions. These forward contracts are designated as cash flow hedges and generally have three to six month terms. Additionally, Gateway holds warrants as investments in connection with certain strategic relationships. On January 1, 2001, Gateway’s financial statements were adjusted by an expense of $24 million, net of tax, to record the cumulative effect of adopting this accounting principle.

(r)    Segment Data:

Gateway reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of Gateway’s reportable operating segments.

(s)    New Accounting Pronouncements:

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”), which allowed recognition at the date of an entity’s commitment to an exit plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, we will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken an issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement is not expected to have a material impact on Gateway’s consolidated financial position or results of operations.

In November 2002, the EITF reached No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of this statement during the year ended December 31, 2002 did not have an impact on our results of operations, financial position, or cash flows.

2.    Finance Receivables:

Finance receivables which have been discontinued as discussed on Note 1, were included in other current assets and other assets consist of receivables due from customer installment purchases of Gateway’s products and services net of allowance for losses. In February 2001, Gateway sold approximately $500 million of financing receivables to a third party at book value with no recourse. Subsequently, management decided that, while we will continue to offer customer financing, we discontinued providing customer financing to lesser quality credits. In March 2001, management made the further decision to sell the substantial balance of its remaining financing receivables portfolio consisting of such lesser quality credits. As a result of this decision, in the first quarter of 2001, Gateway recorded an additional charge of $100 million, included in cost of goods sold, to reduce the carrying value of these receivables to their estimated net realizable value. From the date of the decision to sell to completion of the sale in the third quarter of 2001, Gateway recorded $34 million of income in other income (loss), net, related to the portfolio. In the first quarter of 2002, Gateway sold the remaining balance of its finance receivables.

At December 31, the components of net finance receivables were as follows (in thousands):

	2002	2001
Gross Finance Receivables	$—	$9,907
Unearned Income	—	—

Finance Receivables	—	9,907

Less current portion	—	9,907

Amounts due after one year, net	$—	$—

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Financing Arrangements:

During the first quarter of 2003, Gateway terminated its former $300 million bank credit facility under which no loans were outstanding in order to reduce commitment fees payable under this unused facility. Gateway had not previously had any loans outstanding under this credit facility, and given its substantial liquidity position, Gateway did not foresee any need to borrow under the facility during its remaining term.

4.    Marketable Securities and Long-Term Investments:

At December 31, 2002 and 2001, the carrying value of Gateway’s short-term and long-term investments is as follows (in thousands):

	2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Carrying Value
State and municipal	$10,833	$47	$—	$—	$10,880
Mortgage-backed securities	144,761	1,033	(521)	—	145,273
US Government and agencies	217,079	2,423	(102)	—	219,400
Corporate debt securities	225,017	1,550	(1,002)	—	225,565

Total marketable securities	$597,690	$5,053	$(1,625)	$—	$601,118

Publicly traded equity investments	$46,948	$—	$—	$(23,315)	$23,633
Other long-term investments	25,813	—	—	(5,768)	20,045

Total long-term investments	$72,761	$—	$—	$(29,083)	$43,678

	2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Cumulative Effect of Change in Accounting Principle	Carrying Value
Equity	$26,409	$14,114	$—	$(4,225)	$—	$36,298
State and municipal	3,070	—	—	—	—	3,070
Mortgage-backed securities	55,781	341	—	—	—	56,122
US Government and agencies	189,158	524	(95)	—	—	189,587
Corporate debt securities	149,486	624	(132)	—	—	149,978

Total marketable securities	$423,904	$15,603	$(227)	$(4,225)	$—	$435,055

Publicly traded equity investments	$126,432	$1,418	$(181)	$(76,412)	$—	$51,257
Other long-term investments	127,590	—	—	(57,347)	(33,330)	36,913

Total long-term investments	$254,022	$1,418	$(181)	$(133,759)	$(33,330)	$88,170

Gateway’s investments in debt securities consist of state and municipal securities, US Government and agencies securities and corporate securities. The following table summarizes debt maturities at December 31, 2002 (in thousands):

	Amortized Cost	Carrying Value
Less than one year	$128,093	$128,783
Due in 1-2 years	229,348	231,162
Due in 3-5 years	95,488	95,900

	$452,929	$455,845

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to other than temporary declines in the market value of its investment portfolio, Gateway recorded a pre-tax charge of $29 million, $134 million and $152 million in 2002, 2001 and 2000, respectively. As discussed in Note 1, on January 1, 2001, Gateway adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As a result of this adoption, Gateway’s financial statements were adjusted by $37 million, of which $33 million related to Gateway’s long-term investments, to record the cumulative effect of this statement.

During 2001, Gateway recorded charges to other income (loss) totaling $150 million comprised of: $50 million to write-down to fair value the securities and a long-term note receivable from a cost basis investee as a result of a dispute with the investee company which substantially called into question the recoverability of the receivable; and the $134 million pre-tax charge described in the previous paragraph. These were partially offset by $34 million in income included in other income (loss), net associated with the consumer financing portfolio which was ultimately sold during the third quarter of 2001.

5.    Commitments, Contingencies and Concentrations:

Commitments:

Gateway leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2027. Rent expense was approximately $56 million, $84 million and $89 million for 2002, 2001 and 2000, respectively.

Gateway has entered into licensing and royalty agreements that allow us to use certain hardware and software intellectual properties in its products. Total royalty expense is expected to be greater than the minimum amount stated below for these periods.

Future minimum lease and royalty payments under terms of operating leases and royalty agreements as of December 31, 2002 are as follows (in thousands):

	Operating Leases	Royalty Agreements
2003	$51,377	$39,340
2004	34,156	6,100
2005	22,233	6,100
2006	16,967	6,100
2007	16,085	6,100
Thereafter	39,728	16,825

Total	$180,546	$80,565

Certain of our operating lease commitments have been accrued for in connection with our restructuring actions. See Note 15 for further information.

Gateway has an arrangement whereby we share in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. Financing originations under this arrangement ended in the second quarter of 2001. Gateway’s maximum exposure under this loss sharing arrangement is approximately $15 million. The estimated losses are provided for in Gateway’s financial statements; however, if the actual losses prove to be greater than estimated it could affect Gateway’s future results of operations.

Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at December 31, 2002, amounting to $16.4 million.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway is a party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with our business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims which Gateway believes are without merit.

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

Gateway believes that the ultimate resolution of the cases above and all other matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, such matters are inherently unpredictable and it is possible that Gateway’s results of operations or cash flows could be affected in any particular period by the resolution of one or more of these contingencies.

Concentrations:

Gateway participates in the PC and related products and services industries that are characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. Gateway’s operating results could be adversely affected should Gateway be unable to successfully anticipate customer demand accurately; manage our product transitions, inventory levels and manufacturing process efficiently; distribute our product and solutions quickly in response to customer demand; differentiate our products and solutions from those of our competitors or compete successfully in the markets for our new products and solutions.

Gateway depends on many third-party suppliers for key components contained in our product and solutions offerings. For some of these components, Gateway may only use a single source supplier, in part due to the lack of alternative sources of supply. If the supply of a key material component is delayed or curtailed, Gateway’s

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected possibly resulting in reductions in net sales. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of Gateway’s third-party suppliers for key components was to erode, the delay or curtailment of deliveries of key material components could occur. Additionally, Gateway’s reliance on third-party suppliers of key material components exposes Gateway to potential product quality issues that could affect the reliability and performance of our products and solutions. Any lesser ability to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for Gateway’s products or solutions and lead to a reduction in Gateway’s net sales.

Similarly, Gateway depends on third-party suppliers of its solutions offerings, including financing and broadband. Should any of these sources discontinue the provision of services sold by Gateway or be less willing to offer their services to Gateway for any reason, then this could lead to a reduction in net sales if we are unable to find alternative sources of these services.

Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions associated with Gateway’s change in control and financial liquidity. If such conditions are not met, this lender has the right to provide us with 60 days written notice of its intent to terminate further customer financing. We have diversified the business among our two consumer financing partners and are in the process of seeking additional sources of financing. The objective of these efforts is to expand the customer financing alternatives available through our other existing partner and any additional financing partners to reduce or eliminate the risk associated with any termination of this agreement. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by the remaining lenders, we would experience a decrease in consumer net sales from levels we might otherwise achieve.

6.    Income Taxes:

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2002	2001	2000
Current:
United States	$(435,200)	$(274,193)	$240,200
Foreign	—	15,964	(3,792)
Deferred:
United States	238,302	(166,329)	(73,295)
Foreign	—	42,589	(9,523)
Change in valuation allowance	18,870	107,737	—

	$(178,028)	$(274,232)	$153,590

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	2002	2001	2000
Federal income tax at statutory rate	$(166,510)	$(449,934)	$141,334
Losses from foreign operations	—	123,935	—
Increase in valuation allowance	18,870	107,737	—
State income tax, net of federal benefit	(9,515)	(26,423)	9,854
Other, net	(20,873)	(29,547)	2,402

Provision (benefit) for income taxes	$(178,028)	$(274,232)	$153,590

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2002	2001
Deferred tax assets:
Inventory	$2,116	$10,995
Accounts receivable	3,841	6,899
Accrued liabilities	114,435	102,236
Other liabilities	—	38,556
Other assets	—	36,887
Operating loss carryforwards	42,187	24,394
Property, plant and equipment	—	31,106
Investments	102,587	115,316
Other	13,617	9,906

Total deferred tax assets	278,783	376,295
Deferred tax liabilities:
Intangible assets	35,939	—
Prepaid expenses	52,844	—
Property, plant & equipment	25,086	—
Other	32,307	5,386

Total deferred tax liabilities	146,176	5,386
Valuation allowance	(126,607)	(107,737)

Net deferred tax assets	$6,000	$263,172

Gateway has a federal net operating loss carryforward of $71 million that expires after 2022 and state net operating loss carryforwards of $567 million that expire between 2007 and 2022, depending on each state’s law. Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that the net deferred tax assets recorded will be realized.

Gateway has a valuation allowance of approximately $127 million as of December 31, 2002 for net deferred tax assets because of the uncertainty regarding their realization. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits from future results of operations.

7.    Preferred Stock and Preferred Share Purchase Rights Plan:

Gateway has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, Gateway’s Board of Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At December 31, 2002 and 2001 no shares of Series B Junior Participating Preferred Stock were outstanding.

On January 19, 2000, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed non-consensual takeover of Gateway believed not to be in the stockholders’ best interests. Under the Rights Plan, Gateway declared a dividend of one preferred share purchase right (a Right) for each share of Gateway’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from Gateway a one one-thousandth share of Series B Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $350. In general, with certain exceptions, the Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of Gateway’s outstanding shares of common stock. Upon exercise, holders, other than Acquiring Person, will have the right, subject to termination, to receive Gateway’s common stock or other

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on January 18, 2010, are redeemable in whole, but not in part, at Gateway’s option for a price of $0.001 per Right.

During 1999, Gateway entered into a strategic relationship with America Online, Inc. (“AOL”) to leverage certain of the companies’ sales and distribution channels and capabilities. As a part of the agreement, AOL agreed to invest $800 million (subsequently reduced to $600 million) in Gateway over a three-year period. In December 1999, Gateway sold $200 million of common stock to AOL for cash and shares of AOL as the first closing.

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with AOL. In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million which resulted in an extraordinary gain of $7 million or $4.3 million, net of taxes. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the interest method. The Series C preferred stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value and Gateway can satisfy this put option in cash or registered common stock at our option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at anytime prior to December 2014, provided Gateway’s common stock trades over $33.68 for 5 consecutive days. In addition, Gateway can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of Gateway on the third anniversary of its issuance at a conversion rate between $8.99 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of December 31, 2002, the Series A would convert into a total of 22,238,283 shares of our common stock. The preferred stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

Holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. If dividends on the Preferred Stock are not paid, they continue to accrue and, in general, we may not buy back our common stock while such dividends remain unpaid. In addition, if dividends remain unpaid for (i) any two consecutive quarters or (ii) three quarterly payment periods in any six consecutive quarterly payment periods, then (1) if such dividends are unpaid on the Series A Preferred Stock, the holder has the option to convert the Series A Preferred Stock into 22,238,283 shares of Gateway common stock based on a conversion price of $8.99 per share, and (2) certain restrictions on the transfer of the Preferred Stock and the Gateway common stock held by the holder of the Preferred Stock are lifted.

The accretion and dividends on preferred stock are subtracted from net income (loss) in calculating net income (loss) attributable to common stockholders for the purposes of computing earnings per share.

8.    Stock Option Plans, Employee Stock Purchase Plan and Warrants:

Gateway maintains various stock option plans for our employees. Employee options are generally granted at the fair market value of the related common stock at the date of grant. These options generally vest over a four-

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year period from the date of grant. In addition, these options generally expire, if not exercised, ten years from the date of grant. Gateway also maintains option plans for non-employee directors. Option grants to non-employee directors generally have an exercise price equal to the fair market value of the related common stock on the date of grant. These options generally vest over one to three-year periods and generally expire, if not exercised, ten years from the date of grant.

For all of Gateway’s stock option plans, options for 22,081,000; 29,125,000 and 11,351,000 shares of common stock were exercisable at December 31, 2002, 2001 and 2000, respectively, with a weighted-average exercise price of $31.04; $41.89 and $23.35, respectively. In addition, options for 61,000 shares of Class A common stock were exercisable at December 31, 2001 and 2000 with a weighted average exercise price of $0.93. All options for Class A common stock were exercised as of December 31, 2002. Class A common stock may be converted into an equal number of shares of common stock at any time. There were 30,312,000; 9,797,000 and 10,889,000 shares of common stock reserved and available for grant under the plans at December 31, 2002, 2001 and 2000, respectively.

The following table summarizes activity under the stock option plans for 2002, 2001 and 2000 (in thousands, except per share amounts):

	Common Stock	Weighted-Average Exercise Price	Class A Common Stock	Weighted-Average Exercise Price
Outstanding, December 31, 1999	36,796	$28.60	126	$0.94
Granted	19,312	61.65	—	—
Exercised	(4,089)	20.48	(65)	0.93
Forfeited	(3,379)	35.70	—	—

Outstanding, December 31, 2000	48,640	$41.80	61	$0.93

Granted	35,144	13.59	—	—
Exercised	(570)	15.95	—	—
Forfeited	(19,405)	38.81	—	—

Outstanding, December 31, 2001	63,809	$27.78	61	$0.93

Granted	15,104	4.98	—	—
Exercised	(38)	5.99	(61)	0.93
Forfeited	(25,437)	33.59	—	—

Outstanding, December 31, 2002	53,438	$18.68	—	$—

The following table summarizes information about Gateway’s Common Stock options outstanding at December 31, 2002 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price
$ 1.62- 5.03	12,238	9.31	$4.70	152	$3.41
5.05-11.19	16,745	8.25	7.17	4,912	7.46
14.53-20.23	10,627	7.23	18.99	4,802	17.78
20.28-67.38	13,799	6.69	44.70	12,191	46.03
69.38-82.50	29	6.95	72.99	24	72.76

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of options granted during 2002, 2001 and 2000 was $3.30, $8.09, and $36.76, respectively. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2002, 2001, and 2000: dividend yield of zero percent; risk-free interest rates ranging from 1.5 to 6.6 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent, 73 percent and 60 percent in 2002, 2001 and 2000, respectively.

Gateway also offers eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan, shares of Gateway’s common stock may be purchased at 85% of the lower of the fair market value on the first or last business day of each month. Employees may purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares purchased for participating employees under the plan were 470,000; 472,000 and 110,000 in 2002, 2001 and 2000, respectively.

Gateway issued warrants to purchase 850,191 and 624,750 shares of common stock in exchange for certain consulting services during 2002 and 2001, respectively. As of December 31, 2002, the warrants are outstanding and exercisable. The exercise price of the warrant issued in 2001 is $8.92 per share and it expires on September 4, 2005. The exercise price of the warrant issued in 2002 is $5.97 and expires April 5, 2006.

9.    Retirement Savings Plan:

Gateway has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age. Prior to January 1, 2002, employees must have completed six months of employment prior to being eligible to participate and immediately vested in Company contributions. Beginning January 1, 2002, employees were eligible to participate on the first day of employment and vest in Company contributions over two years. Participants may contribute up to 50% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. Gateway contributed $7.7 million, $7.8 million and $8.1 million, to the Plan during 2002, 2001, and 2000, respectively.

10.    Acquisition:

During the first quarter of 1999, Gateway paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer. Gateway subsequently sold half of that interest to a third party. During the first quarter of 2000, Gateway issued 537,554 shares of common stock to exercise our option to purchase the remaining 80.1% interest (resulting in a 90% ownership interest) and entered into an agreement to make annual payments totaling approximately $20 million ratably over ten years beginning in April 2002. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155 million, which includes the cost basis of the original investment and liabilities assumed, had been allocated primarily to goodwill that was being amortized over a ten year period. In 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX, Direct, LLC, and recorded a $140 million impairment charge based on our revised estimate of future cash flows associated with the business. Pro forma statements of operations reflecting the acquisition of NECX are not presented as such amounts would not differ materially from reported results. In the first quarter of 2002, Gateway renegotiated the $20 million payment described above and made an $11 million lump-sum payment, resulting in a $9 million gain which was recorded in other income (loss), net in 2002. NECX was liquidated by Gateway during 2002.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Selected Balance Sheet Information and Comprehensive Income (Loss) (in thousands):

	2002	2001
Cash and cash equivalents
Unrestricted Cash and cash equivalents	$420,729	$727,084
Restricted cash	44,874	3,915

	$465,603	$730,999

Accounts receivable, net:
Accounts receivable	$202,937	$224,443
Allowance for uncollectible accounts	(5,120)	(4,469)

	$197,817	$219,974

Inventory:
Components and subassemblies	$64,428	$92,669
Finished goods	24,333	27,601

	$88,761	$120,270

Other current assets:
Finance receivables, net	$—	$6,744
Income taxes receivable	304,593	274,727
Deferred income taxes	45,927	139,383
Prepaid expenses	99,783	47,293
Other	151,770	148,479

	$602,073	$616,626

Property, plant and equipment, net:
Land	$11,065	$12,649
Leasehold improvements	138,999	170,210
Buildings	97,149	103,730
Construction in progress	46,087	71,870
Internal use software	275,666	215,497
Office and production equipment	360,385	365,127
Furniture and fixtures	103,570	108,680
Vehicles	638	657

	1,033,559	1,048,420
Accumulated depreciation and amortization	(552,548)	(439,991)

	$481,011	$608,429

Intangibles:
Intangibles	$50,550	$50,550
Accumulated amortization	(27,258)	(14,246)

	$23,292	$36,304

Other assets:
Long-term investments	$43,678	$88,170
Other	6,054	131,030

	$49,732	$219,200

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001
Accrued liabilities:
Warranty	$61,610	$84,024
Restructuring	53,942	126,439
Other	249,189	258,146

	$364,741	$468,609

Other current liabilities:
Deferred revenue	$78,283	$72,202
Other	162,032	128,397

	$240,315	$200,599

Other long-term liabilities:
Deferred revenue	$81,660	$42,124
Warranty	5,531	18,682
Other	39,927	21,830

	$127,118	$82,636

Series C redeemable convertible preferred stock:
Beginning balance	$193,109	$—
Issuance of shares	—	193,109
Accretion	2,313	—

Ending balance	$195,422	$193,109

Accumulated other comprehensive income:
Foreign currency translation	$(255)	$(2,911)
Unrealized loss on available-for-sale securities	3,394	16,713

	$3,139	$13,802

	2002	2001	2000
Other comprehensive income (loss):
Net income (loss)	$(297,718)	$(1,031,062)	$238,630
Foreign currency translation	2,656	(3,165)	(732)
Unrealized gain on available-for-sale securities, net	795	9,900	7,807
Realized gain included in net loss	(14,114)	—	—

Total comprehensive income (loss)	$(308,381)	$(1,024,327)	$245,705

12.    Supplemental Statements of Cash Flows Information (in thousands):

	2002	2001	2000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,233	$7,962	$2,256
Cash paid (received) during the year for income taxes	$(424,865)	$—	$209,371
Supplemental schedule of noncash investing and financing activities:
Extinguishment of note payable and issuance of Series C Redeemable Convertible Preferred Stock	$—	$193,109	—
Acquisitions
Fair value of assets acquired	$—	$—	$4,962
Less: Liabilities assumed	—	—	37,391

Common stock issued for acquisitions	$—	$—	$32,429

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment Data:

Gateway’s segments are based on geography and, in North America, by customer class. Geographic segments include North America; Europe, Middle East, Africa (EMEA); and Asia Pacific (A-P). During the third quarter of 2001, Gateway exited substantially all of our company-owned international operations. Customer class segments in North America are Consumer and Business. Gateway evaluates the performance of our Consumer and Business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and include restructuring and other special charges discussed in Note 15.

The following table sets forth summary information by segment (in thousands):

	2002	2001	2000
North America:
Net sales:
Consumer	$2,356,573	$2,955,747	$5,056,530
Business	1,814,752	2,430,815	2,832,936

	$4,171,325	$5,386,562	$7,889,466

Operating income:
Consumer	$(222,295)	$15,303	$618,111
Business	161,076	219,773	382,512

	$(61,219)	$235,076	$1,000,623

Income tax expense (benefit)	(178,028)	(292,643)	164,149
Depreciation and amortization	159,458	185,739	169,602
Segment assets	2,478,951	2,930,953	3,695,002
Long-lived assets	554,035	740,143	1,742,015
EMEA
Net sales	$—	$229,026	$586,361
Operating loss	—	(53,493)	(55,126)
Income tax expense (benefit)	—	8,034	(2,689)
Depreciation and amortization	—	8,118	10,974
Segment assets	21,239	34,944	243,917
Long-lived assets	—	—	60,489
A-P
Net sales	$—	$322,308	$776,256
Operating income (loss)	—	(37,548)	4,799
Income tax expense (benefit)	—	10,377	(7,870)
Depreciation and amortization	—	6,119	8,508
Segment assets	9,217	20,960	241,726
Long-lived assets	—	—	40,564

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the segments’ operating income (loss) is as follows:

Operating income (loss):
Segment operating income	$(61,219)	$144,035	$950,296
Non-segment operating expenses:
Restructuring and other special charges:
Cost of goods sold	(15,604)	(216,327)	(51,369)
Selling, general and administrative expenses	(83,043)	(759,170)	(43,368)
Other non segment operating expenses	(351,376)	(352,468)	(350,304)

Total operating income (loss)	$(511,242)	$(1,183,930)	$505,255

14.     Selected Quarterly Financial Data (Unaudited):

The following tables contain selected unaudited consolidated quarterly financial data for Gateway (in thousands, except per share data):

2002:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$992,241	$1,004,915	$1,117,813	$1,056,356
Gross profit	124,635	143,580	167,673	130,317
Operating loss	(213,305)	(98,280)	(80,963)	(118,694)
Net loss	$(123,193)	$(58,468)	(46,878)	$(69,179)
Preferred stock dividends and accretion	(2,987)	(2,777)	(2,779)	(2,780)
Net loss attributable to common stockholders	$(126,180)	$(61,245)	$(49,657)	$(71,959)
Basic and diluted net loss per share	$(0.39)	$(0.19)	$(0.15)	$(0.22)
Basic and diluted weighted average shares outstanding	323,976	324,026	324,028	324,048

2001:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,900,347	$1,498,985	$1,407,579	$1,130,985
Gross profit	197,305	280,106	120,060	240,721
Operating income (loss)	(575,955)	(53,440)	(555,251)	716
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(478,578)	(20,311)	(519,187)	6,524
Net income (loss)	$(502,429)	$(20,311)	(519,187)	$10,865
Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$(1.48)	$(0.06)	$(1.61)	$0.02
Diluted	$(1.48)	$(0.06)	$(1.61)	$0.02
Net income per share:
Basic	$(1.56)	$(0.06)	$(1.61)	$0.03
Diluted	$(1.56)	$(0.06)	$(1.61)	$0.03
Basic weighted average shares outstanding	322,868	323,014	323,296	323,965
Diluted weighted average shares outstanding	322,868	323,014	323,296	327,341

15.    Restructuring and Other Special Charges:

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail locations and other company sites. A pre-tax charge of $109 million ($16

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded to provide for these actions. Included in the pre-tax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter. The significant restructuring activities were completed during 2002, however, payments are expected to continue through 2004.

The following table summarizes charges recorded during 2002 for these exit activities and asset write-downs (in millions):

	Exit Activities		Asset Write-downs	Total Charges in 2002
	Paid	Accrued 12/31/02
Productivity Initiatives	$28	$—	$2	$30
Facilities/Capital Assets	7	9	43	59
Operating Assets	8	2	10	20

Total	$43	$11	$55	$109

The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain of the Company’s facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain of the Company’s facilities.

•	Operating Asset—Gateway recorded a charge of $20 million related to the closing of 19 stores in the U.S. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. Pre-tax charges of $454 million (including non-cash charges of $229 million) were recorded in 2001, to provide for these actions. The charges are included in cost of goods sold and selling, general and administrative expenses. In the first quarter of 2002, an adjustment to reduce these charges by $10 million was recorded due to higher than expected recovery on assets. The significant restructuring activities were completed during 2001, however, payments are expected to continue through 2004.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes charges recorded during 2001 for the Q3 2001 Plan (in millions):

	Exit Activities
	Paid	Accrued at 12/31/01	Asset Write- downs	Total Charges in 2001
Productivity Initiatives	$24	$7	$2	$33
Facilities/Capital Assets	8	2	83	93
Operating Assets	2	1	2	5
International Restructuring	81	89	131	301
Other	2	9	11	22

Total	$117	$108	$229	$454

The accrued restructuring costs and amounts charged against the provision as of and for the year ended December 31, 2002 are as follows (in millions):

	Accrued 12/31/01	Paid	Accrued 12/31/02
Productivity Initiatives	$7	$7	$—
Facilities/Capital Assets	3	1	2
International Restructuring	89	56	33
Other	9	9	—

Total	$108	$73	$35

The nature of the charges related to the Q3 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded charges of $28 million and $5 million in the third and fourth quarters of 2001, respectively, related to severance benefits to terminated employees in the United States and Canada. We terminated approximately 2,600 employees in the United States during the quarter ended September 30, 2001, including approximately 600 manufacturing employees, 700 call center employees, 1000 employees primarily related to sales and customer service and 300 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded charges of $92 million and $1 million, respectively, in the third and fourth quarters of 2001 related to the abandonment of certain capital assets, including $66 million primarily related to the abandonment of certain information technology projects in the United States and $17 million related to the impairment of assets that were abandoned. We recorded approximately $10 million principally related to future lease commitments, net of expected recoveries, and other costs, as a result of consolidation and closure of certain of our facilities.

•	Operating Assets—Gateway recorded a charge of $5 million, related to the closing of 6 stores in the United States. In connection with these store closings, we recorded approximately $3 million in the third quarter of 2001 in exit costs related to future lease commitments, net of expected recoveries. We also recorded $2 million in the third quarter of 2001 for the impairment of store assets that were abandoned during that quarter.

•

International Restructuring—During the third quarter of 2001, Gateway made the decision to exit substantially all of our company-owned international operations. As a result, we recorded a charge of $301 million during the third quarter of 2001. The charge included $131 million for impairment of assets, $68 million associated with the settlement of certain contractual obligations including warranty

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations for customers, repayment of an economic development grant, and termination for contracts with service providers, $70 million related to severance for 1,300 employees in Europe and 1,500 employees in Asia Pacific, $19 million for lease commitments, net of expected recoveries, and $13 million related to administrative costs incurred in connection with the winding up of international operations. In the first quarter of 2002, an adjustment of $10 million was recorded primarily due to a higher than expected recovery on assets.

•	Other—In the third quarter of 2001, Gateway recorded a charge of $11 million related to the settlement of certain contractual obligations and $11 million for impairment of assets.

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities. Pre-tax charges of $422 million, were recorded in 2001 to provide for these actions and other related items. The charges are included in cost of goods sold and selling, general and administrative expenses. Included in the pre-tax charges of $422 million is $306 million for asset write-downs and additional depreciation expense related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts. The significant restructuring activities were completed in 2001, however, payments are expected to continue through 2004.

The following table summarizes charges recorded during 2001 for the Q1 2001 Plan (in millions):

	Exit Activities		Asset Write- downs	Additional Depreciation Expense	Total Charges in 2001
	Paid	Accrued 12/31/01
Productivity Initiatives	$39	$—	$—	$—	$39
Facilities/Capital Assets	1	7	78	13	99
Operating Assets	16	11	42	12	81
International Restructuring	27	—	16	5	48
Impairment of goodwill and related intangibles	—	—	140	—	140
Other	15	—	—	—	15

Total	$98	$18	$276	$30	$422

The accrued restructuring costs and amounts charged against the provision as of and for the year ended December 31, 2002 are as follows (in millions):

	Accrued 12/31/01	Paid	Accrued 12/31/02
Facilities/Capital Assets	7	5	2
Operating Assets	11	5	6

Total	$18	$10	$8

The nature of the charges related to the Q1 2001 Plan summarized above is as follows:

•

Productivity Initiatives—Gateway recorded a $39 million charge related to severance benefits to terminated employees in the United States and Canada approximately, all of which was paid prior to December 31, 2001. We terminated approximately 2,400 employees during the quarter ended March 31,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, including approximately 1,850 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $99 million charge related to the abandonment of certain capital assets during the first quarter of 2001, including $78 million primarily related to the abandonment of certain information technology projects in the United States. In addition, we recorded $8 million principally related to lease commitments, net of expected recoveries, as a result of consolidating certain of the Company’s facilities. We also reduced our estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense.

•	Operating Assets—Gateway recorded a charge of $81 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations. In connection with these store closings, we recorded approximately $27 million in exit costs related to future lease commitments, net of expected recoveries, and $42 million for impairment of store assets that were abandoned during the year ended December 31, 2001. We also reduced our estimate of the useful lives of assets related to stores that had not yet been closed and recorded $12 million of additional depreciation expense.

•	International Restructuring—Gateway recorded a charge of $48 million related to its international restructuring activities, including $7 million for lease commitments, net of expected recoveries, associated with the closing of stores, $16 million for impairment of assets at closed facilities, an accrual of $18 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. We also reduced our estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

•	Impairment of goodwill and related intangibles—In late March 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result, upon review of the estimated cash flows of the NECX business from the decision date to the disposition date and Gateway’s determination that the assets had no alternative future uses, the estimated value of the NECX goodwill was determined to be zero. Gateway consequently wrote off the unamortized value of the NECX goodwill, resulting in a $140 million impairment charge recorded in 2001.

•	Other—Other exit activities total $15 million for contract termination fees, including the service provider for gateway.net customers.

During 2001, Gateway recorded total restructuring and other special charges of $1.1 billion. Included in this amount is the $454 million and $422 million related to the Q3 2001 Plan and Q1 2001 Plan, respectively ($117 million is included in cost of goods sold for costs associated with the shut-down of domestic and international manufacturing sites, such as asset write downs and severance costs, and $759 million is included in selling, general and administrative expenses which consists of the impairment of goodwill and other assets acquired in the acquisition of NECX and costs associated with the shutdown of the international operations and the alignment and closure of certain sites), a charge to other income (loss), net, of $50 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision, a charge of $134 million to other income (loss), net, relating to management’s determination that a number of Gateway’s investments and long-term note receivables were impaired on an other-than-temporary basis and a $100 million charge included in costs of goods sold to reduce the carrying value of Gateway’s consumer financing receivables, partially offset by $34 million in income included in other income (loss), net, associated with the consumer financing portfolio which was ultimately sold during the third quarter as described in Note 2.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Subsequent Event:

In the first quarter of 2003, we closed 76 retail stores (in addition to the four stores previously announced). In addition, we continued to focus on cost reductions by taking further restructuring actions, resulting in the termination of employees. We also adjusted previously recorded restructuring accruals. Gateway expects to report a charge of approximately $75 million to $80 million for the first quarter of 2003 related to these actions.

GATEWAY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2000, 2001 and 2002

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense		Deductions from Allowance	Balance at End of Period
Year ended December 31, 2000:
Allowance for uncollectible accounts receivable	$16,472	$25,453		$29,201	$12,724

Allowance for losses on finance receivables	$3,635	$121,856		$50,384	$75,107

Year ended December 31, 2001:
Allowance for uncollectible accounts receivable	$12,724	$23,151		$31,406	$4,469

Allowance for losses on finance receivables	$75,107	$190,240	*	$262,184	$3,163

Year ended December 31, 2002:
Allowance for uncollectible accounts receivable	$4,469	$11,139		$10,488	$5,120

Allowance for losses on finance receivables	$3,163	$—		$3,163	$—

*Includes $100 million charge to reduce the carrying value of finance receivables to their net estimated realizable value.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth in Gateway’s 2003 Proxy Statement relating to our Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information regarding the compensation of our directors and executive officers is set forth in Gateway’s 2003 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of our common stock by certain persons is set forth in Gateway’s 2003 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of Gateway pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (in millions, excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	51.5	$17.25	30.3

Equity compensation plans not approved by security holders(2)	1.9	$56.74	0

Total	53.4	$18.68	30.3

(1)	These plans are Gateway’s 1993 Stock Option Plan, 1993 Non-Employee Director Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1996 Long-Term Incentive Equity Plan and 2000 Equity Incentive Plan.
(2)	Gateway’s sole equity compensation plan not previously submitted to stockholders for approval is our 2000 Employee Equity Incentive Plan, which was only used as an interim vehicle prior to the submission of our 2000 Equity Incentive Plan for stockholder approval. The 2000 Employee Equity Incentive Plan was terminated upon receiving such stockholder approval.

Item 13.    Certain Relationships and Related Transactions

Information regarding relationships or transactions between our affiliates and us is set forth in Gateway’s 2003 Proxy Statement. Such information is incorporated herein by reference.

Item 14.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Annual Report (the “Evaluation Date”), Gateway evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), and Gateway’s “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the “Controls Evaluation”) was carried out by Gateway’s disclosure committee under the supervision and with the participation of management, including our Chief Executive Officers (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of this report Gateway present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this report there are two separate forms of “Certifications” of the CEO and the CFO. The Certifications are required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of this report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, Gateway’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Scope of the Controls Evaluation.

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by Gateway and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, Gateway sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly and Annual Reports. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities.

Among other matters, Gateway sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in Gateway’s Internal Controls, or whether Gateway had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because the Section 302 Certifications require that the

CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Gateway also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, Gateway considered what revision, improvement and/or correction to make in accord with our on-going procedures.

Changes in Internal Controls

There were no significant changes in Gateway’s internal controls, or to Gateway’s knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Conclusions

Based on the Controls Evaluation, our CEO and CFO have concluded that as of the Evaluation Date and subject to the limitations noted above, Gateway’s Disclosure Controls and Internal Controls were effective and designed to ensure that material information relating to Gateway and our consolidated subsidiaries would be made known to them by others within such entities, particularly during the period when Gateway’s periodic reports are being prepared.

PART IV

Item 15.    Exhibits, Financial Schedules and Reports on Form 8-K

(a)    The following documents are filed as a part of this Report:

(1)    Financial Statements and Financial Statement Schedule.    See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on Page 34 of this Report.

(2)    Exhibits.    Exhibits identified in parentheses below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description of Exhibits

3.1	Restated Certificate of Incorporation of Gateway, Inc., as amended (Exhibit 3.1 to the Form 10-K for 2001)

3.2	Amended and Restated Bylaws of Gateway, Inc. (Exhibit No. 3.1 to Form 10-Q for the period ended March 31, 2000)

3.3	Rights Agreement, dated as of January 19, 2000, between Gateway, Inc. and UMB Bank, N.A., as Rights Agent, including all exhibits thereto. (Exhibit 1.0 to Form 8-A dated February 4, 2000)

10.2	Indemnification Agreement dated as of December 6, 1993 between Gateway, Inc. and Theodore W. Waitt. (Exhibit No. 10.2 to 10-K for 1995)*

10.3

Registration Agreement dated February 22, 1991 between Gateway, Inc., Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp. Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993 (Exhibit 10.11 to Registration Statement No. 33-70618 (the “Form S-1”)*

10.4	Gateway, Inc. 1993 Stock Option Plan for Executives and Key Employees. (Exhibit No. 10.6 to the Form S-1)*

Exhibit No.	Description of Exhibits

10.5	Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*

10.6	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (Exhibit No. 10.7 to Form 10-K for 2001)*

10.7	Gateway, Inc. 2000 Equity Incentive Equity Plan, as amended and restated (Exhibit No. 10.18 to Form 10-Q for the period ended June 30, 2000)*

10.8	Gateway, Inc. 1996 Non-Employee Directors Stock Option Plan as amended. (Exhibit No. 10.20 to Form 10-Q for the period ended June 30, 1998)*

10.9	Gateway, Inc. Management Incentive Plan, as amended (Exhibit 10.10 to the Form 10-Q for the period ended June 30, 2001)*

10.10	Gateway, Inc. Deferred Compensation Plan, as amended (Exhibit 10.11 to the Form 10-K for 1998)*

10.11	Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended (Exhibit 10.19 to Form 10-Q for period ended June 30, 1999)*

10.12	Change in Control Compensation Plan, as amended (filed herewith)*

10.13	Letter Agreement between Gateway, Inc. and Roderick M. Sherwood III dated as of August 23, 2002 (filed herewith)*

10.14	Letter Agreement between Gateway, Inc. and Joseph Formichelli dated December 19, 2002 (filed herewith)*

10.15	Letter Agreement between Gateway, Inc. and Scott Edwards dated December 23, 2002 (filed herewith)*

21.1	List of subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Powers of attorney (included herein)

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

(b)    Reports on Form 8-K.

No reports on Form 8-K were filed by Gateway during the quarter ended December 31, 2002.

This Report contains the following trademarks and service marks of Gateway, many of which are registered: Gateway, the “Black and White Spot” Design, Gateway Profile, and Gateway Country. The following trademarks of other companies also appear in this Report: Intel, Microsoft and Pentium. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.

GATEWAY, INC.

By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
Executive Vice President and Chief Financial Officer
(authorized officer and chief financial officer)

By:	/s/ JEFFREY A. PACE
Jeffrey A. Pace
Vice President and Controller
(principal accounting officer)

Each person whose signature appears below constitutes and appoints Javade Chaudhri and Stephanie G. Heim, or either of them, his attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 15, 2003:

Signature	Title

/s/ THEODORE W. WAITT Theodore W. Waitt	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY A. PACE Jeffrey A. Pace	Vice President and Controller (Principal Accounting Officer)

/s/ CHARLES G. CAREY Charles G. Carey	Director

/s/ GEORGE H. KRAUSS George H. Krauss	Director

/s/ DOUGLAS L. LACEY Douglas L. Lacey	Director

/s/ JAMES F. MCCANN James F. McCann	Director

/s/ RICHARD D. SNYDER Richard D. Snyder	Director

CEO CERTIFICATION

I, Theodore W. Waitt, Chairman of the Board and Chief Executive Officer of Gateway, certify that:

1.	I have reviewed this annual report on Form 10-K of Gateway, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ THEODORE W. WAITT
Theodore W. Waitt
Chairman of the Board and Chief Executive Officer

CFO CERTIFICATION

I, Roderick M. Sherwood III, Executive Vice President & Chief Financial Officer of Gateway, certify that:

1.	I have reviewed this annual report on Form 10-K of Gateway, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
Executive Vice President & Chief Financial Officer