Form 10-Q
period 2003-03-31
GATEWAY INC
filed 2003-05-14
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Registrant’s telephone number, including area code: (858) 848-3401

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes ☒ No ☐

As of May 12, 2003 there were 324,072,364 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of May 12, 2003 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

Gateway, Inc
Form 10-Q
For the period ended March 31, 2003

Signatures	31

I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Gateway, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2003 and 2002
(in thousands, except per share amounts)
(unaudited )

	Three Months Ended March 31,

	2003	2002

Net sales	$844,451	$992,241
Cost of goods sold	738,217	867,606

Gross profit	106,234	124,635
Selling, general and administrative expenses	308,347	337,940

Operating loss	(202,113)	(213,305)
Other income, net	4,414	17,760

Loss before income taxes	(197,699)	(195,545)
Benefit for income taxes	—	(72,352)

Net loss	$(197,699)	$(123,193)
Preferred stock dividends and accretion	(2,782)	(2,987)

Net loss attributable to common stockholders	$(200,481)	$(126,180)

Basic and diluted net loss per share	$(0.62)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	324,072	323,976

The accompanying notes are an integral part of the consolidated condensed financial statements.

Gateway, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(in thousands, except per share amounts)
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$406,157	$465,603
Marketable securities	809,035	601,118
Accounts receivable, net	141,270	197,817
Inventory	78,880	88,761
Other, net	263,052	602,073

Total current assets	1,698,394	1,955,372
Property, plant and equipment, net	414,207	481,011
Intangibles, net	20,965	23,292
Other assets, net	49,571	49,732

	$2,183,137	$2,509,407

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$229,033	$278,609
Accrued liabilities	291,503	364,741
Accrued royalties	56,405	56,684
Other current liabilities	226,530	240,315

Total current liabilities	803,471	940,349
Long-term liabilities	135,429	127,118

Total liabilities	938,900	1,067,467

Contingencies (Note 6)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	195,994	195,422

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,072 shares issued and outstanding	3,240	3,240
Additional paid-in capital	732,760	732,760
Retained earnings	106,898	307,379
Accumulated other comprehensive income	5,345	3,139

Total stockholders’ equity	1,048,243	1,246,518

	$2,183,137	$2,509,407

The accompanying notes are an integral part of the consolidated condensed financial statements.

Gateway, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(197,699)	$(123,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,453	38,266
Provision for uncollectible accounts receivable	3,217	3,564
Write-downs of property and equipment	41,035	52,973
Gain on investments	(297)	(706)
Gain on settlement of an acquisition liability	—	(9,882)
Other, net	644	374
Changes in operating assets and liabilities:
Accounts receivable	53,330	35,993
Inventory	9,881	4,853
Other assets	334,491	146,560
Accounts payable	(49,281)	(10,787)
Accrued liabilities	(73,238)	(31,962)
Accrued royalties	(279)	(49,745)
Other liabilities	(4,623)	(11,336)

Net cash provided by operating activities	164,634	44,972

Cash flows from investing activities:
Capital expenditures	(13,500)	(18,830)
Purchases of available-for-sale securities, net	(207,620)	(131,739)
Proceeds from the sale of financing receivables	—	9,896
Other, net	—	(330)

Net cash used in investing activities	(221,120)	(141,003)

Cash flows from financing activities:
Payments of preferred dividends	(2,960)	—
Stock options exercised	—	249

Net cash (used in) provided by financing activities	(2,960)	249

Net decrease in cash and cash equivalents	(59,446)	(95,782)
Cash and cash equivalents, beginning of period	465,603	730,999

Cash and cash equivalents, end of period	$406,157	$635,217

The accompanying notes are an integral part of the consolidated condensed financial statements.

Gateway, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.

General:

The accompanying unaudited consolidated condensed financial statements of Gateway, Inc. (“Gateway”) as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments noted above are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, which are included in Gateway’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The significant accounting policies used in the preparation of the consolidated condensed financial statements of Gateway are as follows:

(a)

Basis of Presentation:

The consolidated condensed financial statements include the accounts of Gateway and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net loss or stockholders’ equity.

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

(d)

Marketable Securities and Long-Term Investments:

Marketable securities consist of mutual funds, equity securities which are in the process of being liquidated, commercial paper and debt securities, with market values that approximate their amortized cost. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas within or adjacent to Gateway’s strategic focus. Certain of the investments carry restrictions on immediate disposition. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. An investment in a public company, which carried Rule 144 restrictions on disposition within one year, was classified as available-for-sale as Gateway expected to fully dispose of the investment within one year. This investment was adjusted to our fair value each period through charges/credits to comprehensive income. Fair value was determined based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other than temporary are reported in other income, net.

Gateway regularly monitors and evaluates the realizable value of our investments. When assessing the investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than our original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates.

Gateway also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve its operating results. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, Gateway records a charge to other income, net.

(e)

Inventory:

Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. On a quarterly basis, Gateway compares on a part by part basis, the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in Gateway’s consolidated condensed balance sheet at March 31, 2003 and December 31, 2002 are considered adequate by Gateway’s management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with Gateway’s inventory.

(f)

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, as follows:

Estimated Useful Life (Years)

Office and Production Equipment	3-7
Furniture & Fixtures	7-10
Internal Use Software	3-5
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

Effective January 1, 2003, Gateway changed the accounting estimates related to depreciation for the estimated service lives for furniture and fixtures and leasehold improvements in our stores which were reduced to seven years. The change was based on an analysis of the expected lease life of our existing stores. This change in estimate resulted in approximately $3.5 million in additional depreciation expense for the first quarter of 2003. The effects of this change will be present in future quarters until such time as the assets are fully depreciated.

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net loss.

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

(i)

Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold at the time revenue is recognized or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(j)

Warranty:

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure. A reconciliation of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

December 31, 2002	$67,141
Accruals for warranties issued during the period	35,264
Accruals related to pre-existing warranties	—
Settlements made	(46,894)

March 31, 2003	$55,511

(k)

Revenue Recognition:

Gateway recognizes revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties, such as installation, is generally recognized when the associated product is delivered and installed, if applicable. We offer our customers Internet services which are provided by a third party. The revenue associated with these services is based on the monthly active subscriber counts, which are reported to Gateway by the service provider and recognized as the services are provided.

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

A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

December 31, 2002 extended warranty deferred revenue	$147,599
Additions to extended warranty deferred revenue	40,644
Extended warranty revenue recognition	(20,218)

March 31, 2003 extended warranty deferred revenue	$168,025

Gateway incurred approximately $10 million of expense in servicing the extended warranties noted above.

(l)

Advertising Costs:

Advertising costs are charged to expense as incurred.

(m)

Income Taxes:

The provision/benefit for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Other current liabilities includes potential tax liabilities related to current or future federal, state or foreign tax audits.

(n)

Net Loss Per Share (in thousands):

Basic earnings per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net loss attributable to common stockholders and the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended March 31, 2003 and 2002 exclude 22,353 and 22,378 weighted average incremental shares, respectively, related to employee and director common stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price or assuming the “if converted” method for the Series A Convertible Preferred Stock as their effect is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating earnings per share as the contingency was not met as of March 31, 2003. In addition, for the three months ended March 31, 2003 and 2002 Gateway has excluded 54,040 and 52,498 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

(o)

Derivative Instruments, Hedging Activities and Foreign Currency:

Gateway considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in other income, net.

(p)

Stock-Based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

Gateway uses the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2003 and 2002: dividend yield of zero percent; risk-free interest rates ranging from 1.5 to 6.6 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent in the first quarters of 2003 and 2002.

No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have resulted in the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net loss attributable to common stockholders – as reported	$(200,481)	$(126,180)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,374)	(3,614)

Net loss attributable to common stockholders – pro forma	$(211,855)	$(129,794)

Net loss per share – as reported:
Basic and diluted	$(0.62)	$(0.39)

Net loss per share – pro forma:
Basic and diluted	$(0.65)	$(0.40)

(q)

Segment Data:

Gateway reports segment data based on the internal reporting that is used by management for making operating decisions and assessing performance which is designated as the source of Gateway’s reportable operating segments.

(r)

New Accounting Pronouncements:

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”), which allowed recognition at the date of an entity’s commitment to an exit plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closings or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and were applied in connection with restructuring activities during the three months ended March 31, 2003

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken and issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement during the three months ended March 31, 2003 did not have a material impact on our results of operations, financial position, or cash flows.

In November 2002, the EITF reached consensus on No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 15, 2003. The adoption of this accounting pronouncement is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As provided for in SFAS 148, we have elected to continue to apply the intrinsic value method of accounting, and have adopted the disclosure requirements of SFAS 148.

2.

Comprehensive Loss:

Comprehensive loss for Gateway includes net loss, foreign currency translation effects and unrealized gains or losses on available-for-sale securities which are charged or credited to the accumulated other comprehensive loss account within stockholders’ equity.

Comprehensive loss for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Comprehensive loss:
Net loss	$(197,699)	$(123,193)
Foreign currency translation	294	(547)
Unrealized gain (loss) on available-for-sale securities, net	1,912	(1,276)
Reclassification adjustment for investment gain included in net loss	—	(1,596)

	$(195,493)	$(126,612)

3.

Selected Balance Sheet Information (in thousands):

	March 31, 2003	December 31, 2002

Cash and cash equivalents	$406,157	$465,603
Marketable securities	809,035	601,118

	$1,215,192	$1,066,721

Included in cash and cash equivalents is approximately $41 million and $45 million in restricted amounts at March 31, 2003 and December 31, 2002, respectively.

Accounts receivable, net:
Accounts receivable	$146,638	$202,937
Less allowance for uncollectible accounts	(5,368)	(5,120)

	$141,270	$197,817

The decrease in accounts receivable reflects a decrease in days sales outstanding as well as decreased sales in the first quarter of 2003 versus the fourth quarter of 2002.

Inventory:
Components and subassemblies	$60,418	$64,428
Finished goods	18,462	24,333

	$78,880	$88,761

The decrease in inventory on hand reflects inventory reduction efforts throughout the supply chain and lower inventory needs to accommodate sales trends.

Other current assets:
Income tax receivable	$17,802	$304,593
Deferred income taxes	45,927	45,927
Prepaid expenses	76,349	99,783
Other	122,974	151,770

	$263,052	$602,073

The decrease in other current assets primarily reflects the net income tax refunds of $287 million received by Gateway in the first quarter of 2003. The decline in prepaid expenses is primarily related to a decrease in prepaid marketing expenses.

Property, plant and equipment, net:
Property, plant and equipment	$976,647	$1,033,559
Accumulated depreciation	(562,440)	(552,548)

	$414,207	$481,011

The decrease in property, plant and equipment results from depreciation expense and the net impact of asset write-downs taken in the restructuring charge.

Accrued liabilities:
Warranty	$51,277	$61,610
Restructuring	59,851	53,942
Other	180,375	249,189

	$291,503	$364,741

The decrease in accrued liabilities reflects a decline in the warranty accrual attributable to the reduction in unit sales relative to previous levels. The restructuring accrual increased due to the first quarter of 2003 restructuring actions, partially offset by restructuring related payments made during 2003. See Note 7 for further information. The decrease in other accrued liabilities was driven primarily by decreases in rebates payable and accrued marketing expenses.

Other current liabilities:
Deferred revenue	$84,523	$78,283
Other	142,007	162,032

	$226,530	$240,315

The decrease in other current liabilities reflects a decline in customer prepayments driven in part by a higher backlog in delivery of plasma TV’s at December 31, 2002.

Long-term liabilities:
Deferred revenue	$91,268	$81,660
Warranty	4,234	5,531
Deferred income taxes	39,927	39,927

	$135,429	$127,118

The increase in deferred revenue is primarily due to sales of extended warranty service plans serviced by Gateway.

4.

Preferred Stock:

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. (“AOL”). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the interest method. The Series C Preferred Stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value and Gateway can satisfy this put option in cash or registered common stock at our option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at anytime prior to December 2014, provided Gateway’s common stock trades over $33.68 for 5 consecutive days. In addition, Gateway can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of nonvoting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of Gateway on the third anniversary of its issuance at a conversion rate between $8.99 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of March 31, 2003, the Series A would convert into a total of 22,238,283 shares of our common stock. The Series A Preferred Stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

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

The accretion and dividends on preferred stock are subtracted from net loss in calculating net loss attributable to common stockholders for the purposes of computing earnings per share.

5.

Income Taxes:

Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. In the first quarter of 2003, Gateway recorded a deferred tax asset in the amount of $73 million equal to 37% of the loss before income taxes. Gateway also recorded a corresponding valuation allowance in the amount of $73 million. This resulted in no change in net deferred tax assets during the first quarter of 2003. In the first quarter of 2002, Gateway recorded a tax benefit of $72 million or 37% of the loss before income taxes. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits from results of operations.

6.

Contingencies:

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

Gateway has been responding to an investigation by the Securities and Exchange Commission (“SEC”) which commenced in December 2000. In connection with this investigation, we have furnished the SEC information primarily related to our fiscal year 2000. As previously disclosed, Gateway has received a “Wells Notice” from the SEC and has responded in writing to this notice. Gateway is cooperating fully with the SEC to resolve this matter as promptly as practicable. The U.S. Attorney’s office has also recently commenced a preliminary inquiry relating to the same time period and subject matter. Gateway is cooperating fully with this inquiry and does not believe that any current officer is a target of either investigation.

We voluntarily restated our results of operations for the first, second and third quarters of 2000 in February 2001. In April 2003, Gateway voluntarily restated certain results of operations included in our Annual Report on Form 10-K for 2001. The impact of this latter restatement was a decrease of $2.9 million or $0.01 per share, in net income for 2000 and a $2.9 million, or $0.01 per share, reduction of the 2001 net loss.

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

7.

Restructuring and Other Special Charges:

First Quarter 2003 Plan:

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced) and continued our focus on cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003, however, payments are expected to continue through 2005. The $69 million charge is in addition to $9 million of additional charges related to previous restructuring activities. The total restructuring charges for the first quarter of 2003 are $78 million.

The following table summarizes charges recorded for these actions (in millions):

	Exit Activities

	Paid	Accrued March 31, 2003	Asset Write- downs	Total Charges

Productivity Initiatives	$7	$10	$1	$18
Operating Assets	2	15	34	51

Total	$9	$25	$35	$69

The nature of the charges summarized above is as follows:

•

Productivity Initiatives – Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. We terminated approximately 1,900 employees during the quarter ended March 31, 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•

Operating Assets – Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses ($2 million of which was paid in the first quarter of 2003) and the write-off of $34 million of abandoned fixed assets related to retail stores that were closed.

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain retail stores and other company sites. A pre-tax charge of $109 million ($16 million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded in the first quarter of 2002 to provide for these actions. Included in the pretax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter. The significant restructuring activities were completed during 2002, however, payments are expected to continue through 2004. During the first quarter of 2003, we recorded an additional $3 million charge, included in cost of goods sold, for further asset write-downs.

The following table summarizes charges recorded during 2002 for the Q1 2002 Plan (in millions):

	Exit Activities

	Paid	Accrued December 31, 2002	Asset Write- downs	Total Charges in 2002

Productivity Initiatives	$28	$—	$2	$30
Facilities/Capital Assets	7	9	43	59
Operating Assets	8	2	10	20

Total	$43	$11	$55	$109

The amounts charged against the provision during the first quarter of 2003 were as follows (in millions):

	Accrued December 31, 2002	Paid	Accrued March 31, 2003

Facilities/Capital Assets	$9	$1	$8
Operating Assets	2	1	1

Total	$11	$2	$9

The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•

Productivity Initiatives – Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•

Facilities/Capital Assets – Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain facilities. During the first quarter of 2003, we recorded an additional $3 million charge for further asset write downs.

•

Operating Assets – Gateway recorded a charge of $20 million related to the closing of 19 retail stores in the United States. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

Third Quarter 2001 Plan ("Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. In the first quarter of 2002, an adjustment to reduce these charges by $10 million (included in selling, general and administrative expenses) was made due to higher than expected recovery on assets. In the first quarter of 2003, we recorded an additional charge of $2 million, included in cost of goods sold, for further asset write-downs.

The amounts charged against the provision during the first quarter of 2003 were as follows (in millions):

	Accrued December 31, 2002	Paid	Accrued March 31, 2003

Facilities/Capital Assets	$2	$—	$2
International Restructuring	33	20	13

Total	$35	$20	$15

First Quarter 2001 Plan:

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy, and exit certain other activities. In the first quarter of 2003, we recorded an additional charge of $4 million, included in selling, general and administrative expenses, for additional lease commitments, net of expected recoveries.

The amounts charged against the provision during the first quarter of 2003 were as follows (in millions):

	Accrued December 31, 2002	Additions	Paid	Accrued March 31, 2003

Facilities/Capital Assets	$2	$4	$1	$5
Operating Assets	6	—	—	6

Total	$8	$4	$1	$11

8.

Segment Data:

Gateway’s segments are based on customer class. Customer class segments are consumer and business. Gateway evaluates the performance of its consumer and business segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Management evaluates net sales by customer class based on units shipped in the period. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring charges discussed in Note 7.

The following table sets forth summary information by segment (in thousands):

	Three Months Ended March 31,

	2003	2002

Net sales:
Consumer	$473,982	$600,340
Business	370,469	391,901

	$844,451	$992,241

Operating income (loss):
Consumer	$(73,841)	$(49,939)
Business	30,736	29,591

	(43,105)	(20,348)
Non-segment expenses and restructuring charges	(159,008)	(192,957)

Consolidated	$(202,113)	$(213,305)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document. This Quarterly Report includes forward-looking statements made based on management’s current expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect Gateway’s business, consolidated financial position, results of operations, cash flows and such forward-looking statements, including the factors discussed or referenced below.

Outlook

The demand environment continues to be difficult and we cannot count on significant demand uplift in 2003. We are comfortable with the average analyst consensus estimates that indicate net sales of $3.5 billion in 2003. We expect selling, general and administrative (“SG&A”) expenses in subsequent quarters of 2003 to be down significantly through further process re-engineering, non-labor reductions and increased marketing communication efficiencies. Our plan contemplates that fourth quarter SG&A expenses will be below $200 million. In addition, we expect to reduce cost of goods sold significantly in 2003 through component cost reductions, supply chain efficiencies, end-to-end warranty costs reductions and manufacturing productivity. We expect to be cash-flow positive in the fourth quarter and that we will exit 2003 with more than $1 billion in cash and marketable securities. We also anticipate an effective tax rate of 0%, which will result in pre-tax losses being equal to net losses in 2003. Actual results may vary depending on our results of operations and other factors, including the risk factors identified elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated condensed financial statements and accompanying notes. Note 1 to the consolidated condensed financial statements in Item 1 of this Form 10-Q summarizes the significant accounting policies and methods used in the preparation of Gateway’s consolidated condensed financial statements.

Management believes the following to be critical accounting policies whose application has a material impact on Gateway’s financial presentation. That is, they are both important to the portrayal of Gateway’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

Gateway recognizes revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, (“SAB 101”). SAB 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties, such as installation is generally recognized when the associated product is delivered and installed, if applicable. We offer our customers internet services which are provided by a third party. The revenue associated with these services is based on the monthly active subscriber counts, which are reported to us by the service provider and is recognized as the services are provided. If the actual subscriber counts or the economics associated with these subscriber counts prove to be less than originally reported by the service provider, we may be required to adjust revenue associated therewith downward, as occurred in the fourth quarter of 2002. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and have commenced formal dispute proceedings as required by our agreement.

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

Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives, such as trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered. Additionally, certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of the particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, we would be required to record additional reductions to revenue.

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

Inventory Valuation

The business environment in which Gateway operates is subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or whose costs are in excess of net realizable value. We perform a detailed assessment of inventory by part each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, if necessary, we record an adjustment for excess and obsolete inventory. Gateway may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates which would affect earnings in the period the write-downs are made.

Warranty Provision

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates or material usage or service delivery costs differ from the estimates, revisions to the estimated warranty liability would be required and would affect earnings in the period the adjustments are made.

Taxes on Earnings

Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. In the first quarter of 2003, Gateway recorded a deferred tax asset in the amount of $73 million equal to 37% of the loss before income taxes. Gateway also recorded a corresponding valuation allowance in the amount of $73 million. This resulted in no change in net deferred tax assets during the first quarter of 2003. In the first quarter of 2002, Gateway recorded a tax benefit of $72 million, or 37% of the loss before income taxes. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits from results of operations.

As of March 31, 2003 and December 31, 2002, our net deferred tax asset is approximately $6 million. Gateway records a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. As of March 31, 2003 and December 31, 2002, our valuation allowance was approximately $200 million and $127 million, respectively. Gateway has considered our ability to carryback losses and future taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we were to later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from Gateway’s consolidated condensed statements of operations and certain of such data expressed as a percentage of net sales (dollars in thousands):

	Three months ended March 31,

	2003	Decrease	2002

Net sales	$844,451	(15%)	$992,241
Gross profit	$106,234	(15%)	$124,635
Percentage of net sales	12.6%		12.6%
Selling, general and administrative expenses	$308,347	(9%)	$337,940
Percentage of net sales	36.5%		34.1%
Operating loss	$(202,113)	(5%)	$(213,305)
Percentage of net sales	(23.9%)		(21.5%)

Net Sales

Gateway’s consolidated net sales were $844 million in the first quarter of 2003 compared to $992 million in the first quarter of 2002. Unit shipments decreased 22% to approximately 506,000 in the first quarter of 2003 compared to the first quarter of 2002.

The following table summarizes Gateway’s net sales, for the periods indicated, by customer class (dollars in thousands):

	Three Months ended March 31,

	2003	Decrease	2002

Net sales:
Consumer	$473,982	(21%)	$600,340
Business	370,469	(6%)	391,901

Consolidated	$844,451	(15%)	$992,241

Consumer net sales declined 21% while unit shipments declined 31% compared to the same period in 2002. In the consumer segment, we have increased our value leadership by offering higher-margin, fully-configured systems, which meet our customers’ needs for more powerful computers with digital convergence capability. While Gateway intends to continue serving customers seeking entry-level systems through select offerings, our intent is to focus on quality, service, support and total system value, not solely the lowest price. We also expect to bring our new low-end PC strategy to market in the third quarter of 2003.

The business segment net sales declined 6% while unit shipments declined 8% compared to the same period in 2002. In the business segment, which was profitable last year, Gateway will prudently invest throughout the year in new products, services and support, starting in April with the relaunch of our server and storage product line. In addition, we will enhance our range of mobile products including our line of notebooks, which are the fastest growing in the industry, by adding tablets, convertibles and handhelds to our product mix.

Digital technology solutions accounted for $205 million of revenue in the first quarter of 2003, or 24% of net sales, compared to $194 million, or 20% of net sales, for the first quarter of 2002. Digital technology solutions, previously referred to as beyond-the-box products, includes all products and services sold other than the PC, such as peripherals, software not included with the PC, accessories, extended warranty services, training, internet services, consumer electronics, digital television products and financing.

During the first quarter of 2003, Gateway closed 80 retail stores and exited the quarter with 192 retail stores in the United States compared to 277 retail stores at the end of the first quarter of 2002. The store closures will negatively impact total net sales in 2003. We are continuing to evaluate the retail stores and their locations to optimize store traffic and profit characteristics in terms of contribution to multiple channels sales and financial results. This could result in the decision to close or relocate certain retail stores in the future.

Average unit price (“AUP”) is calculated using total net sales divided by total PC units. Total net sales include revenue from products and services that are sold independent from the sale of a PC. AUP was $1,670 in the first quarter of 2003 compared to $1,538 the first quarter of 2002, an increase of 9%. The increased AUP is the result of the value position strategy employed by Gateway during 2003. This value position strategy focuses on providing customers with maximum value across our PC and digital technology solutions products range.

Gross profit

Gross profit for the first quarter of 2003 was $106 million, a decrease of 15% from $125 million in the first quarter of 2002. As a percentage of net sales, gross profit for the first quarter of 2003 of 12.6% was consistent with gross profit for the first quarter of 2002. Sales of products and services other than PCs accounted for approximately 90% of gross profit during the first quarter of 2003. During the first quarter of 2003, Gateway recorded a $13 million charge, or 1.5% of net sales, in cost of goods sold related to the closure of certain sites and severance obligations. This charge had the effect of increasing the gross profit during the first quarter of 2003 from the sale of products and services other than PCs from 80% to the 90% stated above. During the first quarter of 2002, Gateway recorded a $16 million charge in cost of goods sold related to the closure of certain sites and severance obligations. The decline in gross profit from $125 million in the first quarter of 2002 to $106 million in the first quarter of 2003 is primarily due to the decline in unit shipments partially offset by increased gross margin dollars in digital technology solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $308 million and 37% of net sales in the first quarter of 2003 compared with $338 million and 34% in the first quarter of 2002. The decrease in SGA is primarily the result of a decrease in restructuring expenses in the first quarter of 2003 compared to the same period in 2002. During the first quarter of 2003, Gateway recorded $65 million in charges primarily related to a workforce reduction and the closure of 76 retail stores. During the first quarter of 2002, Gateway implemented a restructuring plan which, among other things, resulted in a reduction of our workforce of approximately 2,400 employees, the closure of 19 retail stores, a consolidation of manufacturing facilities, a redefinition of our information technology strategy, and the exit of certain other activities. A charge of $83 million was recorded in SG&A in the first quarter of 2002 to provide for the closure of certain sites, severance obligations and the write-down of capital assets.

Restructuring Activities

2003:

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced) and continued our focus on cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003, however, payments are expected to continue through 2005.

The nature of the charges summarized above is as follows:

•

Productivity Initiatives - Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. We terminated approximately 1,900 employees during the quarter ended March 31, 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•

Operating Assets – Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write off of $34 million of abandoned fixed assets related to retail stores that were closed.

In addition to the $69 million described above, Gateway recorded an additional $9 million in expenses ($5 million in cost of goods sold and $4 million in selling, general and administrative expenses) for adjustments to previous restructuring plans. See Note 7 to the consolidated condensed financial statements for further details.

2002:

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain retail stores and other company sites. A pre-tax charge of $109 million ($16 million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded in the first quarter of 2002 to provide for these actions. Included in the pre-tax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter. The significant restructuring activities were completed during 2002, however, payments are expected to continue through 2004. During the first quarter of 2003, we recorded an additional $3 million charge, included in cost of goods sold, for further asset write downs.

The nature of the charges summarized above is as follows:

•

Productivity Initiatives – Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•

Facilities/Capital Assets – Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain of facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain facilities. During the first quarter of 2003, we recorded an additional $3 million charge for further asset write downs.

•

Operating Assets – Gateway recorded a charge of $20 million related to the closing of 19 retail stores in the United States. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

Operating Loss

Operating loss for the first quarter was $202 million compared to an operating loss of $213 million for the same period in 2002. The operating losses for 2003 and 2002 resulted from the relatively low unit volumes discussed above and restructuring charges. The decrease in the operating loss is primarily due to lower SG&A expenses described above in the first quarter of 2003 compared to the first quarter of 2002. For the first quarter of 2003, the consumer segment had an operating loss of $74 million compared to an operating loss of $50 million in the same period last year. This increase was driven primarily by a decrease in sales, as well as an increase in marketing expenses, partially offset by a decrease in compensation related costs. Business segment operating income was $31 million compared to $30 million in the first quarter of 2002. Non-segment operating losses for the first quarter of 2003 were $159 million compared to $193 million for the same period of 2002, largely reflecting lower SG&A expenses and restructuring charges in the first quarter of 2003 compared to the first quarter of 2002.

Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring charges.

Other Income, Net

Other income, net, includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income, net, was $4 million of income in first quarter of 2003 compared to income of $18 million during the same period of 2002. The decrease in other income in the first quarter of 2003 compared to the first quarter of 2002 is primarily due to the favorable renegotiation and settlement of an acquisition liability and gains on the disposition of certain equity portfolio holdings in the first quarter of 2002 for which there was no comparable activity in the first quarter of 2003.

Income Taxes

Gateway did not record an income tax benefit for the first quarter of 2003. In the first quarter of 2002, Gateway recorded a tax benefit of $72 million, or 37% of the loss before income taxes. Gateway does not expect to record an income tax benefit for 2003 as we expect to provide a full valuation allowance against deferred tax benefits, including net operating loss carryforwards, generated during 2003.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	March 31,

	2003	2002

	(dollars in thousands)
Cash and marketable securities	$1,215,192	$1,202,011
Days of sales in accounts receivable	15	16
Days inventory on hand	10	12
Days in accounts payable	28	34
Cash conversion cycle	(3)	(6)

Gateway generated $165 million in cash from operations during the first quarter of 2003, including a $287 million income tax refund, offset by $106 million of net loss adjusted for non-cash items. Other significant factors affecting available cash include a decrease in inventory and accounts receivable of $63 million, offset by a decrease in accounts payable and other accrued liabilities of $127 million. Gateway used approximately $14 million for capital expenditures and $208 million to purchase marketable securities, net.

Due to our significant loss in 2002 and our ability to carryback that loss to offset taxable income in prior years, an income tax refund of $287 million was received in the first quarter of 2003. Additional tax refunds in 2003 and 2004 will be limited and we do not expect them to exceed a total of approximately $5 million and approximately $13 million, respectively.

As a result of the restructuring plan described in Note 7, Gateway expects future cash outlays of $60 million primarily for the closure of certain sites and international restructuring through 2005. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of the restructuring plan is anticipated to be substantially complete by the end of the first quarter of 2003, however payments are expected to continue through 2005.

At March 31, 2003, Gateway had cash and cash equivalents of $406 million and marketable securities of $809 million. Approximately $41 million was restricted at March 31, 2003, to provide for certain commitments and contingencies including $17.9 million related to $18.4 million in Standby Letters of Credit and Guarantees. During the first quarter of 2003, we terminated our $300 million bank credit facility under which no loans were outstanding, in order to reduce commitment fees payable under this unused facility.

We had not previously had any loans outstanding under this credit facility, and given our substantial liquidity position, we did not foresee any need to borrow under the facility during its remaining term.

In the fourth quarter of 2002, Gateway introduced digital electronics retail offerings, including digital cameras, MP3 players, digital video gear, software, printers and accessories, in our retail stores . Inventory associated with our in-store cash and carry programs was approximately $20 million at the end of the first quarter of 2003 and will continue to be tightly monitored in 2003 in connection with the introduction of the additional digital solutions products, but is expected to increase.

Gateway has an arrangement whereby we share in the actual loss experience of a third-party financing partner with respect to certain consumers’ past purchases of Gateway products and services. Gateway’s maximum exposure under this loss sharing arrangement is $12 million. Additional financing under this loss sharing arrangement ended in the second quarter of 2001. The estimated losses as of March 31, 2003 are provided for in our financial statements; however, if the actual losses prove to be greater than estimated it could affect our future results of operations. We believe that the actual results of this loss sharing arrangement will not materially affect liquidity.

We believe that our current sources of working capital, including our recent income tax refund, will provide adequate flexibility for Gateway’s financial needs for at least the next twelve months. In addition, we believe we will exit December 2003 with more than $1 billion in cash and cash equivalents and marketable securities. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Factors that May Affect Future Results” as well as “Outlook” for factors that could affect Gateway’s estimates of future financial needs and sources of working capital.

We continually evaluate the opportunity to sell additional equity and debt securities, restructure current debt or preferred stock arrangements or otherwise improve our financial position. The sale of additional equity, convertible debt or convertible equity securities could have dilutive effects on stockholders. We have also given consideration to share repurchases from time to time, which could have an anti-dilutive effect on stockholders and impact overall cash resources. We will also consider the acquisition of, or investment in complementary businesses, products, services and technologies which might affect our liquidity profile or the level of our equity and debt securities. In the event that we desire to engage in any of these activities, there can be no assurances that any required financing will be available in amounts or terms that are acceptable.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”), which allowed recognition at the date of an entity’s commitment to an exit plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closings or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and were applied in connection with restructuring activities during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken and issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement during the three months ended March 31, 2003 did not have a material impact on our results of operations, financial position, or cash flows.

In November 2002, the EITF reached consensus on No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 15, 2003. The adoption of this accounting pronouncement is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As provided for in SFAS 148, we have elected to continue to apply the intrinsic value method of accounting, and have adopted the disclosure requirements of SFAS 148.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Quarterly Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report.

General Economic and Business Conditions and Current Political Uncertainty. If general economic and industry conditions fail to improve or continue to deteriorate, demand for our products could continue to be adversely affected, as could the financial health of Gateway’s suppliers and resellers. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

Declining Net Sales of Gateway’s Computers and Computer-Related Products. Our revenue growth and profitability depend significantly on the overall demand for PCs and related products and services. Since late 2000, general growth in demand for computers and computer-related products has slowed as a result of market maturation and deteriorating economic conditions. This has adversely impacted demand for our products and services. In this environment of decreasing demand and declining average selling prices, our revenues and operating results have declined and may continue to decline. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results and continued deterioration in our unit sales would materially adversely affect Gateway’s future results of operations and financial condition. If future net sales significantly decline further, it will be difficult for Gateway to return to profitability.

Competitive Market Conditions. The PC industry is characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, and price sensitivity by customers. We also compete with consumer electronics stores and retailers with respect to our digital technology products. Many of our competitors have greater financial, marketing, manufacturing and technological resources and consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets. We compete primarily on the basis of customer intimacy, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, our retail network and their locations, customer service and support and by maintaining supplier relationships to enable us to bring products quickly to market. Gateway from time to time has lost market share in this competitive market. To the extent we are unable to compete successfully in any of these areas, our revenues and business prospects could be affected adversely. We expect these competitive pressures to continue in 2003 and that average sales prices for PCs will continue to decline. If we continue to reduce PC prices in response to such competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin products.

Selling, General and Administrative Costs. As a result of costs associated with selling and marketing our products and Gateway’s retail stores, Gateway incurs higher selling, general and administrative costs as a percent of revenue, than many of our competitors. If Gateway is unable to develop and sell innovative new products with attractive gross margins, our results of operations would be materially adversely affected by our SG&A cost structure.

Gateway’s Retail Initiative. Gateway’s retail operations and infrastructure require substantial investment in leasehold improvements, equipment, information systems, inventory, and personnel. Gateway has also entered into substantial operating lease commitments for retail space and a relatively high proportion of each store’s costs are fixed because of depreciation on store leasehold improvement costs and lease expenses. As a result, if we are unable to improve the performance of our retail stores, particularly through digital solutions, digital TVs, and other consumer electronics products revenue and gross margins, our retail operations objectives may not be achieved.

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

Corporate Restructuring and Infrastructure Requirements. We plan to transform Gateway into a leading branded integrator of personalized digital technology products and solutions by leveraging our existing retail stores, our brand and our digital technology products and services. To meet competitive conditions, we have undertaken several corporate restructurings. Additional cost-cutting efforts have recently been implemented and are contemplated in the future. There can be no assurance that our strategy of focusing on our core domestic markets, reducing costs and diversifying sales of non-PC products and services will be successful in the event of sustained adverse economic industry conditions or at all. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Suppliers. We require a high volume of quality components for our products and solutions offerings, substantially all of which we obtain from outside suppliers. While we attempt to have multiple suppliers for such components, in some circumstances we maintain single-source supplier relationships, such as with Microsoft for Windows products. If the supply of a key material component is delayed or curtailed, our ability to ship the related product or solution in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by generally requiring our suppliers to protect us with insurance. We also seek to mitigate such risks by having dual sources of supply where appropriate. In cases where we need to switch to another supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party suppliers for key components were to erode, the delay or curtailment of deliveries of key material components could occur.

Dependence on Third Party Manufacturing and Logistics Services. Our reliance on third-party suppliers of key material components exposes us to potential product quality issues that could affect the reliability and performance of our products and solutions. In addition, many of Gateway’s products are manufactured in whole or in part by third-party manufacturers and Gateway relies upon a principal logistics partner. While such outsourcing arrangements may lower the fixed cost of operations, they also reduce Gateway’s direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues due to faulty components manufactured by third-party suppliers, the market for our products or solutions could be adversely affected with a resulting reduction in revenues. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation and other natural or human factors may disrupt the flow of product. The recent outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia may disrupt the manufacturing of such goods and our ability to purchase from suppliers in Asia. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, political, medical, or military conditions or events, Gateway’s results of operations and financial condition could be adversely affected.

Consumer Financing. Reduced availability of financing generally or additional tightening in consumer credit policies from our third-party financial partners could materially and adversely affect our operations and financial results. In 2002, third-party financial institutions provided financing of approximately 36% of our consumer net sales. The consumer financing is on a non-recourse basis to Gateway. In 2001, Gateway participated in a loss sharing arrangement with one lender that at March 31, 2003 had a maximum exposure of $12 million. Additional financing under this arrangement ended in the second quarter of 2001.

Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions that give this lender the right to provide us with 60 days written notice of its intent to terminate further customer financing in the event of a change in control at Gateway or if Gateway does not meet certain financial liquidity conditions. We have diversified the business among our two consumer financing partners and are in the process of seeking additional sources of financing. The objective of these efforts is to expand the customer financing alternatives available through our other existing partner and any additional financing partners to reduce or eliminate the risk associated with any termination of this agreement. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by the remaining lenders, we would experience a decrease in consumer net sales from levels we might otherwise achieve.

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

Risks of Minority Investments. We hold a limited number of and may consider additional minority investments in companies having operations or technology in areas within or ancillary to our strategic focus. Some of these investments have been in early stage companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as has occurred since late 2000 and poor operating results of certain of these underlying investments have resulted and may in the future result in our incurring losses or an inability to recover the original carrying value of our investment.

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

Inventory Risks. By distributing directly to our customers, we have been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allows us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. We carry a limited inventory of computers and digital technology products in our retail stores which we expect to expand. In addition, we maintain certain component products in inventory. A decrease in market demand or an increase in supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. In addition, continued declines in PC prices may decrease the value of any PC inventory in our retail stores.

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

Customer or Product Sales Mix. Our profits vary by product and customer segment. As a result, our results of operations for a particular period will depend, in part, on the corresponding mix of customers and products. Government contracts are subject to the right of the government to terminate for convenience or subject to vendor suspension or disbarment in the event of certain violations of legal and regulatory requirements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Gateway, see item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002. Our exposure to market risks has not changed materially since December 31, 2002.

Item 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report (the “Evaluation Date”), Gateway evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), and Gateway’s “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the “Controls Evaluation”) was carried out by Gateway’s disclosure committee under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of this report Gateway present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the Evaluation Date.

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

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Scope of the Controls Evaluation.

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by Gateway and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, Gateway sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly and Annual Reports. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization.

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

II. OTHER INFORMATION

Item 1.

Legal Proceedings

The information set forth under Note 6 to the unaudited consolidated condensed financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit No.	Description of Exhibits

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K:

On January 31, 2003, Gateway filed a report on Form 8-K, which reported under Items 7 and 9 the issuance of a press release, entitled “Gateway Reports Fourth Quarter And Full Year 2002 Results.” The press release was filed as an exhibit to the Form 8-K and included financial statements and other information for the fourth quarter and full fiscal year 2002.

On March 18, 2003, Gateway filed a report on Form 8-K, which reported under Items 7 and 9 the issuance of a press release, entitled “Gateway Unveils Growth And Cost Reduction Plans.” The press release, which was filed as an exhibit to the Form 8-K, announced further details of Gateway’s plan to reduce costs by more than $400 million annually, profitably grow its core PC business and diversify its revenue stream with higher-margin products and services.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.
Date: May 13, 2003	By:	/s/ RODERICK M. SHERWOOD III

Roderick M. Sherwood III Executive Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: May 13, 2003	By:	/s/ JEFFREY A. PACE

Jeffrey A. Pace Vice President and Controller (principal accounting officer)

CERTIFICATION OF CEO PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore W. Waitt, Chairman of the Board and Chief Executive Officer of Gateway, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway, Inc. (the “registrant”);

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ THEODORE W. WAITT

Theodore W. Waitt Chairman of the Board & Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roderick M. Sherwood III, Executive Vice President & Chief Financial Officer of Gateway, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway, Inc. (the “registrant”);

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ RODERICK M. SHERWOOD III

Roderick M. Sherwood III Executive Vice President & Chief Financial Officer