Form 10-Q
period 2003-06-30
GATEWAY INC
filed 2003-08-13
CIK 895812

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒     No   ☐

         As of August 11, 2003 there were 324,072,364 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of August 11, 2003 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

Gateway, Inc
Form 10-Q
For the period ended June 30, 2003

I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Gateway, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the three and six months ended June 30, 2003 and 2002
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$799,639	$1,004,915	$1,644,090	$1,997,156
Cost of goods sold	661,981	861,335	1,400,198	1,728,941

Gross profit	137,658	143,580	243,892	268,215
Selling, general and administrative expenses	212,266	241,860	520,613	579,800

Operating loss	(74,608)	(98,280)	(276,721)	(311,585)
Other income, net	4,825	5,472	9,239	23,232

Loss before income taxes	(69,783)	(92,808)	(267,482)	(288,353)
Benefit for income taxes	—	(34,340)	—	(106,692)

Net loss	$(69,783)	$(58,468)	$(267,482)	$(181,661)
Preferred stock dividends and accretion	(2,784)	(2,777)	(5,566)	(5,764)

Net loss attributable to common stockholders	$(72,567)	$(61,245)	$(273,048)	$(187,425)

Basic and diluted net loss per share	$(0.22)	$(0.19)	$(0.84)	$(0.58)

Weighted average shares outstanding:
Basic and diluted	324,072	324,026	324,072	324,002

The accompanying notes are an integral part of the consolidated condensed financial statements.

Gateway, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399,610	$465,603
Marketable securities	769,964	601,118
Accounts receivable, net	208,852	197,817
Inventory	73,500	88,761
Other, net	259,868	602,073

Total current assets	1,711,794	1,955,372
Property, plant and equipment, net	395,110	481,011
Intangibles, net	18,637	23,292
Other assets, net	26,258	49,732

	$2,151,799	$2,509,407

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$298,019	$278,609
Accrued liabilities	244,117	364,741
Accrued royalties	66,666	56,684
Other current liabilities	230,299	240,315

Total current liabilities	839,101	940,349
Long-term liabilities	141,719	127,118

Total liabilities	980,820	1,067,467

Contingencies (Note 6)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	196,568	195,422

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,072 shares issued and outstanding	3,240	3,240
Additional paid-in capital	732,760	732,760
Retained earnings	34,331	307,379
Accumulated other comprehensive income	4,080	3,139

Total stockholders’ equity	974,411	1,246,518

	$2,151,799	$2,509,407

The accompanying notes are an integral part of the consolidated condensed financial statements.

Gateway, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2003 and 2002
(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(267,482)	$(181,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87,342	72,649
Provision for doubtful accounts receivable	6,812	5,851
Write-downs of property and equipment	41,035	54,324
Loss on investments	994	28,341
Gain on settlement of an acquisition liability	—	(9,882)
Other, net	687	342
Changes in operating assets and liabilities:
Accounts receivable	(17,848)	(44,188)
Inventory	15,261	19,154
Other current assets	335,351	104,566
Accounts payable	19,544	(6,176)
Accrued liabilities	(121,194)	(109,142)
Accrued royalties	9,982	(47,489)
Other current liabilities	7,646	(11,917)

Net cash provided by (used in) operating activities	118,130	(125,228)

Cash flows from investing activities:
Capital expenditures	(30,098)	(31,084)
Proceeds from principal payments of notes receivable	20,045	—
Proceeds from the sale of an investment	—	11,100
Purchases of available-for-sale securities, net	(166,690)	(165,798)
Proceeds from the sale of financing receivables	—	9,896
Other, net	—	(330)

Net cash used in investing activities	(176,743)	(176,216)

Cash flows from financing activities:
Payments of preferred dividends	(7,380)	(4,420)
Stock options exercised	—	287

Net cash used in financing activities	(7,380)	(4,133)

Net decrease in cash and cash equivalents	(65,993)	(305,577)
Cash and cash equivalents, beginning of period	465,603	730,999

Cash and cash equivalents, end of period	$399,610	$425,422

The accompanying notes are an integral part of the consolidated condensed financial statements.

Gateway, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	General:

           The accompanying unaudited consolidated condensed financial statements of Gateway, Inc. (“Gateway”) as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments noted above are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, which are included in Gateway’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

           The significant accounting policies used in the preparation of the consolidated condensed financial statements of Gateway are as follows:

(a)	Basis of Presentation:

           The consolidated condensed financial statements include the accounts of Gateway and our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net loss or stockholders’ equity.

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

           Marketable securities consist of mutual funds, equity securities which are in the process of being liquidated, commercial paper and debt securities with market values that approximate their amortized cost. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas within or adjacent to Gateway’s strategic focus. Certain of the investments carry restrictions on immediate disposition. An investment in a public company, which carried Rule 144 restrictions on disposition within one year, was classified as available-for-sale as Gateway expected to fully dispose of the investment within one year. This investment was adjusted to our fair value each period through charges/credits to accumulated other comprehensive income. Fair value was determined based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other than temporary are reported in other income, net.

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

           Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as peripherals, software not included with the PC, accessories, consumer electronics and digital television products. On a quarterly basis, Gateway compares on a part by part basis, the amount of the inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in Gateway’s consolidated condensed balance sheet at June 30, 2003 and December 31, 2002 are considered adequate by Gateway’s management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with Gateway’s inventory.

(f)	Property, Plant and Equipment:

           Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives as follows:

Estimated Useful Life (Years)

Office and Production Equipment	3-7
Furniture & Fixtures	7-10
Internal Use Software	3-5
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

           Effective January 1, 2003, Gateway changed the accounting estimates related to depreciation for the estimated service lives for furniture and fixtures and leasehold improvements in our stores which were reduced to seven years. The change was based on an analysis of the expected lease life of our existing stores. This change in estimate resulted in approximately $3.5 million and $7.0 million in additional depreciation expense for the second quarter and first six months of 2003, respectively. The effects of this change will also be present in future quarters until such time as the assets are fully depreciated.

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

           Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold at the time revenue is recognized or amortized over the period of benefit when the license terms are not specifically related to the PC units shipped.

(j)	Warranty:

           Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. A reconciliation of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

December 31, 2002	$67,141
Accruals for warranties issued during the period	72,523
Adjustments related to pre-existing warranties	—
Settlements made	(97,920)

June 30, 2003	$41,744

(k)	Revenue Recognition:

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

                       Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than Internet services, revenue from the sale of services that are rendered by third parties, such as installation, is generally recognized when the associated product is delivered and installed, if applicable. We offer our customers Internet services which are provided by third parties. The revenue associated with these services is based on the monthly active subscriber counts, which are reported to Gateway by the service providers and recognized as the services are provided.

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

                       A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

December 31, 2002 extended warranty deferred revenue	$147,599
Additions to extended warranty deferred revenue	80,143
Extended warranty revenue recognition	(42,950)

June 30, 2003 extended warranty deferred revenue	$184,792

(l)	Advertising Costs:

                       Advertising costs are charged to expense as incurred.

(m)	Income Taxes:

                       The provision/benefit for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Other current liabilities include potential tax liabilities related to current or future federal, state or foreign tax audits.

(n)	Net Loss Per Share (in thousands):

                       Basic earnings per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net loss attributable to common stockholders and the combination of dilutive common stock equivalents and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended June 30, 2003 and 2002 excludes 23,100 and 22,670 weighted average incremental shares, respectively, and for the six months ended June 30, 2003 and 2002 excludes 22,573 and 22,562 weighted average incremental shares, respectively, related to Series A Convertible Preferred Stock and employee and director stock options. These shares are excluded despite their exercise prices being below the average market price or assuming the “if converted” method for the Series A Convertible Preferred Stock, as their effect is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating earnings per share as the contingency was not met as of June 30, 2003. In addition, for the three months ended June 30, 2003 and 2002 Gateway has excluded 49,310 and 47,526 shares, respectively, and for the six months ended June 30, 2003 and 2002 excluded 50,136 and 47,501 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

(o)	Derivative Instruments, Hedging Activities and Foreign Currency:

                       Gateway considers the U.S. dollar to be our functional currency for certain of Gateway’s international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into US dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in other income, net.

(p)	Stock-Based Compensation:

                       Gateway measures compensation expense for our employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

                       Gateway uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2003 and 2002: dividend yield of zero percent; risk-free interest rates ranging from 1.0 to 6.6 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent in the first and second quarters of 2003 and 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders – as reported	$(72,567)	$(61,245)	$(273,048)	$(187,425)
Deduct: Total stock – based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,487)	(8,816)	(15,861)	(12,430)

Net loss attributable to common stockholders – pro forma	$(77,054)	$(70,061)	$(288,909)	$(199,855)

Net loss per share – as reported:
Basic and diluted	$(0.22)	$(0.19)	$(0.84)	$(0.58)

Net loss per share – pro forma:
Basic and diluted	$(0.24)	$(0.22)	$(0.89)	$(0.62)

(q)	Segment Data:

                       Gateway reports segment data based on the internal reporting that is used by management for making operating decisions and assessing performance which is designated as the source of Gateway’s reportable operating segments.

(r)	New Accounting Pronouncements:

                       In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As provided for in SFAS 148, we have elected to continue to apply the intrinsic value method of accounting, and have adopted the disclosure requirements of SFAS 148.

                       In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created or acquired after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this statement in the third quarter is not expected to have a material impact on our results of operations, financial position or cash flow.

                       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this accounting pronouncement in the third quarter is expected to result in the reclassification of our Series C Redeemable Convertible Preferred Stock from temporary equity to a liability. The adoption is not expected to have a material impact on our results of operations or cash flows.

2.	Comprehensive Loss:

                       Comprehensive loss for Gateway includes net loss, foreign currency translation effects and unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Comprehensive loss:
Net loss	$(69,783)	$(58,468)	$(267,482)	$(181,661)
Foreign currency translation	(160)	2,469	135	1,921
Unrealized gain (loss) on available-for-sale securities, net	(1,105)	4,461	806	(361)
Reclassification adjustment for investment gain included in net loss	—	(16,065)	—	(14,114)

	$(71,048)	$(67,603)	$(266,541)	$(194,215)

3.	Selected Balance Sheet Information (in thousands):

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$399,610	$465,603
Marketable securities	769,964	601,118

	$1,169,574	$1,066,721

                       Included in cash and cash equivalents is approximately $39 million and $45 million in restricted amounts at June 30, 2003 and December 31, 2002, respectively.

	June 30, 2003	December 31, 2002
Accounts receivable, net:
Accounts receivable	$213,768	$202,937
Less allowance for doubtful accounts	(4,916)	(5,120)

	$208,852	$197,817

                       The increase in accounts receivable is due to an increase in credit sales, primarily with education and state and local government customers, in the second quarter of 2003 versus the fourth quarter of 2002.

	June 30, 2003	December 31, 2002
Inventory:
Components and subassemblies	$54,190	$64,428
Finished goods	19,310	24,333

	$73,500	$88,761

                       The decrease in inventory on hand reflects inventory reduction efforts throughout the supply chain.

	June 30, 2003	December 31, 2002
Other current assets:
Income tax receivable	$17,802	$304,593
Deferred income taxes	45,927	45,927
Prepaid expenses	56,894	99,783
Other	139,245	151,770

	$259,868	$602,073

                         The decrease in other current assets primarily reflects the net income tax refund of $287 million received by Gateway in the first quarter of 2003. The decline in prepaid expenses is primarily related to a decrease in prepaid marketing and prepaid royalty expenses.

	June 30, 2003	December 31, 2002
Property, plant and equipment, net:
Property, plant and equipment	$991,297	$1,033,559
Accumulated depreciation	(596,187)	(552,548)

	$395,110	$481,011

                         The decrease in property, plant and equipment results from depreciation expense and the net impact of asset write-downs taken in the restructuring charge in the first quarter of 2003.

	June 30, 2003	December 31, 2002
Accrued liabilities:
Warranty	$38,230	$61,610
Restructuring	39,766	53,942
Other	166,121	249,189

	$244,117	$364,741

                         The decrease in accrued liabilities reflects a reduction in warranty costs due to operational improvements and a decline in the warranty accrual attributable to the reduction in PC unit sales relative to previous levels. The restructuring accrual decreased due to restructuring payments made during 2003, partially offset by the accruals for the first quarter of 2003 restructuring actions. See Note 7 for further information. The decrease in other accrued liabilities was driven primarily by decreases in rebates payable and accrued marketing and consulting expenses.

	June 30, 2003	December 31, 2002
Other current liabilities:
Deferred revenue and customer prepayments	$103,536	$112,343
Other	126,763	127,972

	$230,299	$240,315

              The decrease in deferred revenue and customer prepayments is primarily due to a decrease in customer prepayments driven in part by a lower backlog in delivery of plasma televisions at June 30, 2003 versus December 31, 2002, partially offset by an increase in the current portion of deferred revenue due to increased sales of extended warranty service plans serviced by Gateway.

	June 30, 2003	December 31, 2002
Long-term liabilities:
Deferred revenue	$98,278	$81,660
Warranty	3,514	5,531
Deferred income taxes	39,927	39,927

	$141,719	$127,118

                         The increase in deferred revenue is primarily due to increased sales of extended warranty service plans serviced by Gateway.

4.	Preferred Stock:

                     On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. (“AOL”). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million will be accreted to the face value of $200 million through 2004 using the interest method. The Series C Preferred Stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value and Gateway can satisfy this put option in cash or registered common stock at our option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2014, provided Gateway’s common stock trades over $33.68 for 5 consecutive days. In addition, Gateway can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

                     Gateway issued 50,000 shares of nonvoting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred

Stock will automatically convert into common stock of Gateway in December 2004 at a conversion rate between $8.99 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of June 30, 2003, the Series A would convert into a total of 22,238,283 shares of our common stock. The Series A Preferred Stock is convertible earlier than December 2004 at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

                     Holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. If dividends on the Preferred Stock are not paid, they continue to accrue and, in general, we may not buy back our common stock while any such dividends remain unpaid. In addition, if dividends remain unpaid for (i) any two consecutive quarters or (ii) three quarterly payment periods in any six consecutive quarterly payment periods, then (1) if such dividends are unpaid on the Series A Preferred Stock, the holder has the option to convert the Series A Preferred Stock into 22,238,283 shares of Gateway common stock based on a conversion price of $8.99 per share, and (2) certain restrictions on the transfer of the Preferred Stock and the Gateway common stock held by the holder of the Preferred Stock are lifted.

                     The accretion and dividends on preferred stock are subtracted from net loss in calculating net loss attributable to common stockholders for the purposes of computing earnings per share.

5.	Income Taxes:

                     Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. In the second quarter and first six months of 2003, Gateway recorded a deferred tax asset in the amount of $26 million and $99 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway also recorded a corresponding valuation allowance in the amount of $26 million and $99 million in the second quarter and first six months of 2003, respectively. This resulted in no change in net deferred tax assets during the second quarter and first six months of 2003. In the second quarter and first six months of 2002, Gateway recorded a tax benefit of $34 million and $107 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

6.	Contingencies:

                     Gateway is a party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with our business, including those identified below. Gateway evaluates such matters on a case by case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

                     Intergraph Hardware Technologies Company v. Dell Computer Corporation, Hewlett-Packard, Inc. & Gateway, Inc. is a suit filed in the United States District Court in the Eastern District of Texas on December 16, 2002. The suit alleges Gateway infringed three patents related to cache memory. Intergraph seeks unspecified damages, an injunction, prejudgment interest, costs and attorneys fees. Gateway has answered the complaint denying all allegations and alleging numerous affirmative defenses, and has asserted counterclaims for declaratory judgment.

                     UNOVA, Inc. v. Apple Computer, Inc., et al. is a suit filed against Gateway and six other defendants in the Central District of California on May 8, 2002. The suit alleges that portable computers manufactured by the named defendants infringe eight patents. Plaintiff seeks unspecified past damages and other relief. Gateway has answered the complaint denying all allegations and asserting numerous affirmative defenses. Discovery has commenced and is ongoing. Trial is currently scheduled for March 16, 2004.

                     Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and subsequently transferred to the United States District Court in the Southern District of California. The suit alleges that Gateway infringed seven patents related to PC systems and software. Plaintiff seeks unspecified damages and injunctive relief. Gateway has answered the complaint denying all allegations and asserting numerous affirmative defenses, and discovery has commenced. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Computer in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent recently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The three actions, which have been consolidated for all purposes but trial, are currently set for trial in October 2005.

                     As previously disclosed, Gateway has been responding to an investigation by the Securities and Exchange Commission (“SEC”) which commenced in December 2000. In connection with this investigation, we have furnished the SEC information primarily related to our fiscal year 2000. Gateway received a “Wells Notice” from the SEC and has responded in writing to this notice. Gateway is cooperating fully with the SEC to resolve this matter as promptly as practicable. As also previously disclosed, the U.S. Attorney’s office is also conducting an inquiry relating to the same time period and subject matter. Gateway is cooperating fully with this inquiry and does not believe that any current officer is a target of either investigation.

                     Gateway’s management believes that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows, in excess of amounts accrued. However, such matters are inherently unpredictable and it is possible that our results of operations or cash flows could be affected in any particular period by the resolution of one or more of these contingencies.

7.	Restructuring and Other Special Charges:

First Quarter 2003 Plan:

                     During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003, however, payments are expected to continue through 2005. The $69 million charge is in addition to $9 million ($5 million in cost of goods sold and $4 million in selling, general and administrative expenses) of additional charges related to previous restructuring activities. The total restructuring charges for the first quarter of 2003 were $78 million.

                     The following table summarizes charges recorded for these actions (in millions):

	Exit Activities
	Paid	Accrued June 30, 2003	Asset Write- downs	Total Charges
Productivity Initiatives	$12	$5	$1	$18
Operating Assets	6	11	34	51

Total	$18	$16	$35	$69

                     The nature of the charges summarized above is as follows:

•	Productivity Initiatives – Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. We terminated approximately 1,900 employees during the first quarter of 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•	Operating Assets – Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write-off of $34 million of abandoned fixed assets related to retail stores that were closed. In the first six months of 2003, $6 million of the $51 million charge has been paid.

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

                     The following table summarizes charges recorded during 2002 for the Q1 2002 Plan (in millions):

	Exit Activities
	Paid	Accrued December 31, 2002	Asset Write- downs	Total Charges in 2002
Productivity Initiatives	$28	$—	$2	$30
Facilities/Capital Assets	7	9	43	59
Operating Assets	8	2	10	20

Total	$43	$11	$55	$109

                      The amounts charged against the provision during the first six months of 2003 were as follows (in millions):

	Accrued December 31, 2002	Paid	Accrued June 30, 2003
Facilities/Capital Assets	$9	$2	$7
Operating Assets	2	1	1

Total	$11	$3	$8

                      The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•	Productivity Initiatives – Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the first quarter of 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets – Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain facilities. During the first quarter of 2003, we recorded an additional $3 million charge for further asset write downs.

•	Operating Assets – Gateway recorded a charge of $20 million related to the closing of 19 retail stores in the United States. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the first quarter of 2002.

                             In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Third Quarter 2001 Plan by $10 million during the first quarter of 2002, primarily due to a higher than expected recovery on assets.

Third Quarter 2001 Plan:

                     During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce our workforce, close certain retail stores, consolidate facilities, redefine our information technology strategy and exit certain other activities, including its company-owned international operations. In the first quarter of 2002, an adjustment to reduce these charges by $10 million (included in selling, general and administrative expenses) was made due to higher than expected recovery on assets. In the first quarter of 2003, we recorded an additional charge of $2 million, included in cost of goods sold, for further asset write-downs.

                     The amounts charged against the provision during the first six months of 2003 were as follows (in millions):

	Accrued December 31, 2002	Paid	Accrued June 30, 2003
Facilities/Capital Assets	$2	$—	$2
International Restructuring	33	26	7

Total	$35	$26	$9

First Quarter 2001 Plan:

                     During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce our workforce, close certain retail stores, consolidate facilities, redefine our information technology strategy and exit certain other activities. In the first quarter of 2003, we recorded an additional charge of $4 million, included in selling, general and administrative expenses, for additional lease commitments, net of expected recoveries.

                The amounts charged against the provision during the first six months of 2003 were as follows (in millions):

	Accrued December 31, 2002	Additions	Paid	Accrued June 30, 2003
Facilities/Capital Assets	$2	$4	$1	$5
Operating Assets	6	—	4	2

Total	$8	$4	$5	$7

8.	Segment Data:

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

                The following table sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Consumer	$358,879	$526,870	$833,206	$1,128,911
Business	440,760	478,045	810,884	868,245

	$799,639	$1,004,915	$1,644,090	$1,997,156

Operating income (loss):
Consumer	$(35,546)	$(32,438)	$(104,861)	$(75,075)
Business	42,266	20,200	67,427	41,551

	6,720	(12,238)	(37,434)	(33,524)
Non-segment expenses and restructuring charges	(81,328)	(86,042)	(239,287)	(278,061)

Consolidated operating loss	$(74,608)	$(98,280)	$(276,721)	$(311,585)

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

Outlook

                The demand environment continues to be mixed and we cannot count on significant uplift in 2003. We are comfortable with the average analyst consensus estimates that indicate net sales of approximately $3.5 billion in 2003. We expect continued declines in selling, general and administrative (“SG&A”) expenses and cost of goods sold in subsequent quarters of 2003. Anticipated SG&A savings and cost of goods sold reductions do not include the impact of additional costs and expenses we may incur in the third and fourth quarters relating to outsourcing and other initiatives we are considering as part of our transformation from a PC company to a branded integrator. These initiatives would be undertaken only if they were believed to provide long-term cost savings to us, while enabling us to further improve overall quality and customer satisfaction. In addition, during our third quarter of 2003, we expect to have remodeled five pilot retail stores to better accommodate our broader product line and customer focused sales approach. The rest of our retail network is expected to be refurbished in time for the holiday selling season. This initiative is requiring substantial investments in furniture, fixtures and equipment and will result in the accelerated depreciation of certain existing furniture, fixtures and equipment.

                We expect to return to positive operating cash flow in the fourth quarter and exit 2003 with more than $1 billion in cash and marketable securities. We also anticipate an effective tax rate of 0%, which will result in pre-tax losses being equal to net losses in 2003. Actual results may vary depending on our results of operations and other factors, including the risk factors identified elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

                Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated condensed financial statements and accompanying notes. Note 1 to the consolidated condensed financial statements in Item 1 of this Quarterly Report summarizes the significant accounting policies and methods used in the preparation of Gateway’s consolidated condensed financial statements.

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

                Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than Internet services, revenue from the sale of services that are rendered by third parties, such as installation is generally recognized when the associated product is delivered and installed, if applicable. We offer our customers Internet services which are provided by third parties. The revenue associated with these services is based on the monthly active subscriber counts, which are reported to us by the service providers and is recognized as the services are provided. If the actual subscriber counts or the economics associated with these subscriber counts prove to be less than originally reported by the service provider, we may be required to adjust revenue associated therewith downward, as occurred in the fourth quarter of 2002. In the fourth quarter of 2002, America

Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. As previously reported, we have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and have commenced formal dispute proceedings as required by our agreement.

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

                Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives, such as trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered. Additionally, certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of the particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made.

         Allowance for Doubtful Accounts

                Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers and the aging of such receivables. We do not expect default rates to be greater than 1% of business segment net sales. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Gateway does not have a single customer that accounts for 10% or more of our revenue.

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

         Warranty Provision

                Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. If actual product failure rates or material usage or service delivery costs differ from the estimates, revisions to the estimated warranty liability would be required and would affect earnings in the period the adjustments are made.

         Taxes on Earnings

                Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. In the second quarter and first six months of 2003, Gateway recorded a deferred tax asset in the amount of $26 million and $99 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway also recorded a corresponding valuation allowance in the amount of $26 million and $99 million in the second quarter and first six months of 2003, respectively. This resulted in no change in net deferred tax assets during the second quarter and first six months of 2003. In the second quarter and first six months of 2002, Gateway recorded a tax benefit of $34 million and $107 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

                As of June 30, 2003 and December 31, 2002, our net deferred tax asset is approximately $6 million. Gateway records a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. As of June 30, 2003 and December 31, 2002, our valuation allowance was approximately $226 million and $127 million, respectively. Gateway has considered our ability to carryback losses and future taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we were to later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

         Litigation

                Gateway is currently involved in certain legal proceedings. When a loss is probable to occur in connection with litigation or governmental proceedings and there is a range of estimated loss, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the probable liabilities could materially impact our results of operations in the period of adjustment.

Results of Operations

                The following table sets forth, for the periods indicated, certain data derived from Gateway’s consolidated condensed statements of operations and certain of such data expressed as a percentage of net sales (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$799,639	$1,004,915	$1,644,090	$1,997,156
Gross profit	137,658	143,580	243,892	268,215
Percentage of net sales	17.2%	14.3%	14.8%	13.4%
Selling, general and administrative expenses	212,266	241,860	520,613	579,800
Percentage of net sales	26.5%	24.1%	31.7%	29.0%
Operating loss	(74,608)	(98,280)	(276,721)	(311,585)
Percentage of net sales	(9.3%)	(9.8%)	(16.8%)	(15.6%)

Net Sales

                Gateway’s consolidated net sales were $800 million and $1.6 billion in the second quarter and first six months of 2003, respectively, representing decreases of 20% and 18% over the comparable periods in 2002, respectively. In the second quarter and first six months of 2003, PC unit shipments decreased over the comparable periods of 2002 by 25% and 23%, respectively.

                The following table summarizes Gateway’s net sales, for the periods indicated, by customer class (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Consumer	$358,879	$526,870	$833,206	$1,128,911
Business	440,760	478,045	810,884	868,245

Consolidated	$799,639	$1,004,915	$1,644,090	$1,997,156

                Consumer net sales declined 32% and 26% in the second quarter and first six months of 2003, respectively, while PC unit shipments declined 39% and 35% compared to the same periods in 2002, respectively. This decline in the consumer segment was driven primarily by the closure of retail stores in the first quarter of 2003 as well as decreases in low-end consumer PC market share. The latter factor is related to our strategy of increasing our value leadership by offering higher margin, fully-configured systems, which meet our customers’ needs for more powerful computers with digital convergence capability. Our intent with this strategy is to focus on quality, service, support and total system value, not solely the lowest price.

Notwithstanding our focus on these value-for-the-money offerings, Gateway recognizes the importance of having an increased low-end PC market presence and we are bringing our new low-end PC strategy to market during the third quarter of 2003.

                              Business net sales declined 8% and 7% in the second quarter and first six months of 2003, respectively, compared to the same periods last year while PC unit shipments declined 12% and 10%, respectively. The declines in business segment net sales and PC unit shipments are attributable to a decrease in PC market share in the small and medium business, large business and government segments, partially offset by an increase in the education segment PC market share. However, Gateway continues to maintain a business segment operating profit, and through continued cost reductions and margin improvements, the business segment operating profit increased significantly over comparable periods in 2002. Gateway expects to make further new investments throughout the year in new business products, services and support, which began in April with the relaunch of our server and storage product line. In addition, we will enhance our range of mobile products.

                              Non-PC sales accounted for $222 million or 28% of net sales and $427 million or 26% of net sales in the second quarter and first six months of 2003, respectively, compared to $193 million or 19% of net sales and $387 million or 19% of net sales in the second quarter and first six months of 2002, respectively. Non-PC sales, previously referred to as beyond-the-box products and digital technology solutions, includes all products and services sold other than the PC, such as peripherals, software not included with the PC, accessories, extended warranty services, training, Internet services, consumer electronics, digital television products and financing.

                              During the first quarter of 2003, Gateway closed 80 retail stores and maintained 192 retail stores in the United States through June 30, 2003. The store closures will negatively impact total net sales in 2003. We are continuing to evaluate the retail stores and their locations to optimize store traffic and profit characteristics in terms of contribution to multiple sales channels and financial results. This could result in the decision to close or relocate certain retail stores in the future. During our third quarter 2003, we expect to have remodeled five pilot retail stores to better accommodate our broader product line and customer focused sales approach. The rest of our retail network is expected to be refurbished in time for the holiday selling season. This initiative is requiring substantial investments in furniture, fixtures and equipment. If Gateway chose to terminate these renovations or close individual stores, we would incur substantial costs. Such costs could adversely affect our results of operations and financial condition.

                              Average unit price (“AUP”) is calculated using total net sales divided by total PC units. Total net sales include revenue from products and services that are sold independent from the sale of a PC. AUP was $1,632 in the second quarter of 2003 which was slightly below the first quarter two year high of $1,670 and higher than the second quarter of 2002 of $1,544. The increased AUP in the second quarter of 2003 from the prior year is the result of the increase in non-PC sales described above, partially offset by lower PC prices.

Gross profit

                              Gross profit for the second quarter and first six months of 2003 was $138 million and $244 million, respectively, representing decreases of 4% and 9% over the comparable periods in 2002, respectively. As a percentage of net sales, gross profit for the second quarter and first six months of 2003 increased to 17.2% and 14.8%, respectively, from 14.3% and 13.4% during the same periods in 2002, respectively. Non-PC sales accounted for approximately 70% and 73% of gross profit during the second quarter and first six months of 2003, respectively, compared to 66% and 69% during the same periods in 2002, respectively. During the first quarter of 2003 and 2002, Gateway recorded a $13 million charge or 1.5% of net sales and a $16 million charge or 1.6% of net sales, respectively, in cost of goods sold related to the closure of certain sites and severance obligations. The increase in gross profit as a percentage of net sales is primarily due to cost of goods sold savings including warranty cost reductions, increased sales of services, digital televisions and digital solutions and the net impact of favorable determinations of litigation and contingent liabilities. We expect additional cost of goods sold savings this year from component cost reductions, supply chain efficiencies, end–to-end warranty costs and manufacturing productivity. Certain of these cost of goods sold savings are expected to be passed through into reduced prices in the third and fourth quarters to increase our PC competitiveness.

Selling, General and Administrative Expenses

                              Selling, general and administrative (“SG&A”) expenses totaled $212 million or 27% of net sales and $521 million or 32% of net sales in the second quarter and first six months of 2003, respectively, compared to $242 million or 24% of net sales and $580 million or 29% of net sales in the second quarter and first six months of 2002, respectively. The decrease in SG&A in the second quarter of 2003 compared to the same period in 2002 is primarily the result of $15 million in savings due to the first quarter of 2003 retail store closures and headcount reductions and $15 million in savings from marketing efficiencies and other non-labor SG&A expense reductions, partially offset by an increase in contingent liabilities. We are on track to meet the SG&A expense reduction target of $125 million in 2003 ($200 million on an annualized basis), before consideration of potential business transformation costs in the third and fourth quarters of 2003.

                              The decrease in SG&A for the first six months of 2003 as compared to the same period in 2002 is primarily the result of the decrease in SG&A in the second quarters of 2003 and 2002 discussed above and a decrease in restructuring expenses in the first quarter of 2003 compared to the same period in 2002. During the first quarter of 2003, Gateway recorded $65 million in

SG&A charges primarily related to a workforce reduction and the closure of 76 retail stores. During the first quarter of 2002, Gateway implemented a restructuring plan which, among other things, resulted in a reduction of our workforce of approximately 2,400 employees, the closure of 19 retail stores, a consolidation of manufacturing facilities, a redefinition of our information technology strategy and the exit of certain other activities. A charge of $83 million was recorded in SG&A in the first quarter of 2002 to provide for the closure of certain sites, severance obligations and the write-down of capital assets.

Restructuring Activities

2003:

                              During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003, however, payments are expected to continue through 2005.

The nature of the charges summarized above is as follows:

•	Productivity Initiatives - Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. We terminated approximately 1,900 employees during the first quarter of 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•	Operating Assets – Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write off of $34 million of abandoned fixed assets related to retail stores that were closed.

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

The nature of the charges summarized above is as follows:

•	Productivity Initiatives – Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the first quarter of 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets – Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain facilities. During the first quarter of 2003, we recorded an additional $3 million charge for further asset write downs.

•	Operating Assets – Gateway recorded a charge of $20 million related to the closing of 19 retail stores in the United States. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the first quarter of 2002.

                              In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Third Quarter 2001 Plan by $10 million during the first quarter of 2002, primarily due to a higher than expected recovery on assets.

Operating Loss

                              Operating loss for the second quarter and first six months of 2003 was $75 million and $277 million, respectively, compared to an operating loss of $98 million and $312 million for the same periods in 2002, respectively. The operating losses for 2003 and 2002 resulted from the relatively low PC unit volumes compared to the fixed cost base and restructuring charges. The decrease in the operating loss from 2002 to 2003 is primarily due to lower cost of goods sold and SG&A expenses and increased sales of higher margin products in 2003 compared to 2002. For the second quarter and first six months of 2003, the consumer segment had an operating loss of $36 million and $105 million, respectively, compared to an operating loss of $32 million and $75 million in the same periods in 2002, respectively. This increase in consumer segment operating loss was driven primarily by a decrease in sales partially offset by a decrease in cost of goods sold and SG&A expenses, including compensation related costs. Business segment operating income was $42 million and $67 million in the second quarter and first six months of 2003, respectively, compared to $20 million and $42 million in the second quarter and first six months of 2002, respectively. The increase in business segment operating income was driven by cost reduction efforts and a product strategy that focused on higher margin products and services. Non-segment operating losses for the second quarter and first six months of 2003 were $81 million and $239 million, respectively, compared to $86 million and $278 million for the same periods in 2002, respectively, largely reflecting lower SG&A expenses as well as lower restructuring charges in the first quarter of 2003 compared to the first quarter of 2002. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring charges.

Other Income, Net

                              Other income, net, includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income, net, was $5 million and $9 million of income in the second quarter and first six months of 2003, respectively, compared to income of $5 million and $23 million during the same periods in 2002, respectively. The decrease in other income, net, in the first six months of 2003 compared to the same period in 2002 is primarily due to the favorable renegotiation and settlement of an acquisition liability and gains on the disposition of certain equity portfolio holdings, offset by write-downs of strategic investments in the first quarter of 2002 and the $3 million write-down of a strategic investment in the second quarter of 2003.

Income Taxes

                              Gateway did not record an income tax benefit for the second quarter and first six months of 2003. In the second quarter and first six months of 2002, Gateway recorded a tax benefit of $34 million and $107 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway does not expect to record an income tax benefit for 2003 as we expect to provide a full valuation allowance against deferred tax benefits, including net operating loss carryforwards, generated during 2003.

Liquidity and Capital Resources

                              The following table presents selected financial statistics and information for the periods indicated:

	June 30,
	2003	2002
	(dollars in thousands)
Cash and marketable securities	$1,169,574	$1,026,425
Days of sales in accounts receivable	24	23
Days inventory on hand	10	11
Days in accounts payable	41	35
Cash conversion cycle	(7)	(1)

                              Gateway generated $118 million in cash from operations during the first six months of 2003, reflecting a $287 million income tax refund, partially offset by $131 million of net loss adjusted for non-cash items. Other significant factors affecting cash provided from operations include a net decrease in accounts receivable, inventory and other current assets (excluding the $287 million income tax refund) of $46 million, offset by a net decrease in accounts payable, accrued liabilities, accrued royalties and other current liabilities of $84 million. Gateway also used approximately $30 million for capital expenditures and $167 million to purchase marketable securities, net.

                              Due to our significant loss in 2002 and our ability to carryback that loss to offset taxable income in prior years, an income tax refund of $287 million was received in the first quarter of 2003. Additional tax refunds in 2003 and 2004 will be limited and we do not expect them to exceed a total of approximately $5 million and approximately $13 million, respectively. As a result of the restructuring plans described in Note 7, Gateway expects future cash outlays of $40 million primarily for the closure of certain sites and international restructuring through 2005. In addition, we expect future cash outlays of approximately $10 million in connection with liabilities related to international operations accrued prior to the restructuring decisions. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. Execution of these restructuring plans were substantially complete by the end of the first quarter of 2003, however payments are expected to continue through 2005.

                              At June 30, 2003, Gateway had cash and cash equivalents of $400 million and marketable securities of $770 million. Approximately $39 million was restricted at June 30, 2003, to provide for certain commitments and contingencies including cash related to $16.0 million in Standby Letters of Credit and Guarantees. During the first quarter of 2003, we terminated our $300 million bank credit facility under which no loans were outstanding, in order to reduce commitment fees payable under this unused facility. We had not previously had any loans outstanding under this credit facility, and given our substantial liquidity position, we did not foresee any need to borrow under the facility during its remaining term.

                              In the fourth quarter of 2002, Gateway introduced consumer electronics products, including digital cameras, MP3 players, digital video gear, software, printers and accessories, in our retail stores. Inventory associated with our in-store cash and carry programs was approximately $24 million at June 30, 2003 and will continue to be tightly monitored in the last half of 2003 in connection with the introduction of additional consumer electronics products, but is expected to increase.

                              Gateway has an arrangement whereby we share in the actual loss experience of a third-party financing partner with respect to certain consumers’ past purchases of Gateway products and services. Gateway’s maximum exposure under this loss sharing arrangement is $10 million. Additional financing under this loss sharing arrangement ended in the second quarter of 2001. The estimated losses as of June 30, 2003 are provided for in our financial statements; however, if the actual losses prove to be greater than estimated it could affect our future results of operations. We believe that the actual results of this loss sharing arrangement will not materially affect liquidity.

                              We believe that our current sources of working capital will provide adequate flexibility for Gateway’s financial needs for at least the next twelve months. We also expect to return to a positive operating cash flow in the fourth quarter of 2003 and exit 2003 with more than $1 billion in cash and marketable securities.

                              However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Factors that May Affect Future Results” as well as “Outlook” for factors that could affect Gateway’s estimates of future financial needs and sources of working capital.

                              We continually evaluate the opportunity to sell additional equity and debt securities, restructure preferred stock arrangements or otherwise improve our financial position. The sale of additional equity, convertible debt or convertible equity securities could have dilutive effects on stockholders. We have also given consideration to share repurchases from time to time, which could have an anti-dilutive effect on stockholders and impact overall cash resources. We will also consider the acquisition of, or investment in complementary businesses, products, services and technologies which might affect our liquidity profile or the level of our equity and debt securities. In the event that we desire to engage in any of these activities, there can be no assurances that any required financing will be available in amounts or terms that are acceptable.

New Accounting Pronouncements

                              In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As provided for in SFAS 148, we have elected to continue to apply the intrinsic value method of accounting, and have adopted the disclosure requirements of SFAS 148.

                              In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created or acquired after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this statement in the third quarter is not expected to have a material impact on our results of operations, financial position or cash flow.

                              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.

SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this accounting pronouncement in the third quarter is expected to result in the reclassification of our Series C Redeemable Convertible Preferred Stock from temporary equity to a liability. The adoption is not expected to have a material impact on our results of operations or cash flows.

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

                              General Economic and Business Conditions and Current Political Uncertainty. Weak economic conditions since 2001 have adversely affected our product sales. If general economic and industry conditions fail to improve or deteriorate, demand for our products could continue to be adversely affected, as could the financial health of Gateway’s suppliers and resellers. Recent reductions in state and federal budgets as a result of current economic conditions have adversely affected our sales to many of our customers in the public sector. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

                              Declining Net Sales of Gateway’s Computers and Computer-Related Products. Our revenue growth and profitability depend significantly on the overall demand for PCs and related products and services. Since late 2000, general growth in demand for computers and computer-related products has slowed as a result of market maturation and deteriorating economic conditions. This has adversely impacted demand for our PC products and services to a greater extent than it has impacted some of our PC competitors. In this environment of decreasing demand and declining average sales prices, our revenues and operating results have declined and may continue to decline. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results and continued deterioration in our PC unit sales would materially adversely affect Gateway’s future results of operations and financial condition.

                              Competitive Market Conditions. The PC and consumer electronics industries are characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, and price sensitivity by customers. We also compete with consumer electronics stores and retailers with respect to our digital solutions, digital televisions and other consumer electronic products. Many of our competitors in the PC and consumer electronics industries have greater financial, marketing, manufacturing and technological resources. Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry. We compete primarily on the basis of customer satisfaction, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, our retail network and their locations, customer service and support and by maintaining supplier relationships to enable us to bring products quickly to market. We also believe our direct model is competitively advantageous in the consumer electronics market by reducing overall costs and sustaining margins. We may, however, be unable to maintain this advantage over time due to increasing competition. Gateway from time to time has lost market share in the competitive PC market. To the extent we are unable to compete successfully in the PC and consumer electronics markets, our revenues and business prospects could be affected adversely. We expect these competitive pressures to continue for the rest of 2003 and 2004. We also expect that average sales prices for PCs will continue to decline. We introduced in the third quarter of 2003 a new low-end desktop computer product line to drive greater PC unit sales and to have an increased low-end PC market presence. The sales prices of this new line will likely contribute to Gateway's downward PC price trend. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin products, such as our digital solutions, digital televisions and other consumer electronics offerings.

                              Selling, General and Administrative Costs. As a result of costs associated with selling and marketing our products and our retail stores, Gateway incurs higher selling, general and administrative costs as a percent of revenue, than many of our competitors. While we are on track to reduce SG&A expenses by $125 million in 2003 ($200 million on an annualized basis), before consideration of potential business transformation costs in the third and fourth quarters of 2003, unanticipated transformation or other expenses could increase our SG&A expense and could negatively impact our future results of operations and financial condition. In addition, if Gateway is unable to develop and sell innovative new products with attractive gross margins, our results of operations would be materially adversely affected by our SG&A cost structure.

                              Gateway’s Retail Initiative. Our retail operations and infrastructure require substantial investment in leasehold improvements, equipment, information systems, inventory, and personnel. Gateway has also entered into substantial operating lease commitments for retail space and a relatively high proportion of each store's costs are fixed because of depreciation on store leasehold improvement costs and lease expenses. As a result, if we are unable to improve the performance of our retail stores, particularly through digital solutions, digital televisions and other consumer electronics products revenue and gross margins, our retail operations objectives may not be achieved.

                              During 2002 and the first six months of 2003, we expanded the product offering in our retail stores beyond PCs, peripheral products and software, to include digital solutions, digital televisions, and other consumer electronics products. We have limited experience as a major retailer of non-PC consumer electronics products and if we are unable to compete profitably in these highly competitive retail markets, our results of operations and financial condition could be materially adversely affected. In addition, our changed business model requires additional inventory of products in our retail stores which increases our exposure to the risks of excess inventory or too little inventory if we are unable to forecast product demand accurately. We are also increasingly exposed to other inventory risks described below in Inventory Risks.

                              During our third quarter 2003, we expect to have remodeled five pilot retail stores to better accommodate our broader product line and customer focused sales approach. The rest of our retail network is expected to be refurbished in time for the holiday selling season. This initiative is requiring substantial investments in furniture, fixtures and equipment. If Gateway chose to terminate these renovations or close individual stores, we would incur substantial costs. Such costs could adversely affect our results of operations and financial condition.

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

        Corporate Restructuring and Infrastructure Requirements. We plan to transform Gateway into a leading branded integrator of personalized digital technology products and solutions by leveraging our existing retail stores, our brand and our digital technology products and services. We have multiple business transformation efforts planned and underway for the remainder of 2003. Some of our transformation activities depend on restructuring and potential outsourcing of various support functions together with the implementation of new IT systems. Although we are partnering with major vendors to accomplish the implementation of these activities and systems, there are no assurances that we will avoid business interruptions in connection with the implementation of these activities or the possibility that the systems will not scale to meet the needs of our business. In addition, while great care is being taken to ensure the successful completion of our overall transformation activities, we cannot be certain that these can be completed without some interruption in our business operations or completed at all, which could have an adverse financial impact. Cost-cutting efforts have recently been implemented and are contemplated in the future. There can be no assurance that our strategy of focusing on our core domestic markets, reducing costs and diversifying sales of non-PC products and services will be successful in the event of sustained adverse economic industry conditions or at all. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

         Suppliers. We require a high volume of quality products and components for our PC, digital solutions, digital televisions and other consumer electronics offerings, substantially all of which we obtain from outside suppliers. While we attempt to have multiple suppliers for such products and components, in some circumstances we maintain single-source supplier relationships, such as with Microsoft for Windows products. If the supply of a key material product or component is delayed or curtailed, our ability to ship the related product or solution in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by generally requiring our suppliers to protect us with insurance. We also seek to mitigate such risks by having dual sources of supply where appropriate. In cases where we need to switch to another supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party suppliers for key products or components were to erode, the delay or curtailment of deliveries of key material products or components could occur.

        Dependence on Third Party Manufacturing and Logistics Services. Our reliance on third-party suppliers of key material products and components exposes us to potential product quality issues that could affect the reliability and performance of our products and solutions. In addition, many of Gateway’s products are manufactured in whole or in part by third-party manufacturers and we rely upon a principal logistics partner. While such outsourcing arrangements may lower the fixed cost of operations, they also reduce our direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues due to faulty products or components manufactured by third-party suppliers, the market for our products or solutions could be adversely affected with a resulting reduction in revenues. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation and other natural or human factors may disrupt the flow of product. Any new outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia may disrupt the manufacturing of such goods and our ability to purchase from suppliers in Asia. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, political, medical, or military conditions or events, Gateway's results of operations and financial condition could be adversely affected.

         Consumer Financing. Reduced availability of financing generally or additional tightening in consumer credit policies from our third-party financial partners could materially and adversely affect our operations and financial results. In 2002, third-party financial institutions provided financing of approximately 36% of our consumer net sales. The consumer financing is on a non-recourse basis to Gateway. In 2001, we participated in a loss sharing arrangement with one lender that at June 30, 2003 had a maximum exposure of $10 million. Additional financing under this arrangement ended in the second quarter of 2001.

         Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions that give this lender the right to provide us with 60 days written notice of its intent to terminate further customer financing in the event of a change in control at Gateway or if Gateway does not meet certain financial liquidity conditions. We have diversified the business among our two consumer financing partners, to be soon expanded to three partners per an agreement that was executed at the end of our second quarter of 2003. The objective of these efforts is to expand the customer financing alternatives available through our existing partners and any additional financing partners to reduce or eliminate the risk associated with any termination of any one agreement. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by the remaining lenders, we would experience a decrease in consumer net sales from levels we might otherwise achieve.

         Product Introductions and Short Product Cycles. Our business model depends on bringing new products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to forecast successfully product demand, training of sales and support personnel, and customer acceptance of new technology. If we are unable to successfully forecast demand for new products, we may not properly manage our inventory levels and may have increased exposure to the risks of supply described above in Suppliers.

          Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC and consumer electronics industries. Our internal engineering personnel work closely with component suppliers and other technology developers to evaluate the latest developments in PC, digital solutions, digital televisions and other consumer electronics products. There is no assurance that we will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in our products in a timely manner.

         Third Party Patents and Intellectual Property. There is no assurance that we will continue to have access to existing or new third-party technology for use in our products. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, Gateway believes that based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses would be available on acceptable terms. If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties' protected technology.

        Because of technological changes in the PC and consumer electronics industries current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe existing patents of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel.

         Inventory Risks. By distributing products directly to our customers, we have been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. We have expanded the finished goods inventory of PCs, digital solutions, digital televisions, and other consumer electronics products in our retail stores based on our expectations for demand. If we are not successful in forecasting product demand, we could have excess or insufficient inventory of certain products. In addition, we maintain certain component products in inventory. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. In addition, continued declines in PC prices may decrease the value of any PC inventory in our retail stores.

         Key Personnel. Our success depends in large part on our ability to attract and retain key personnel, including our Chairman and Chief Executive Officer, Theodore W. Waitt. There can also be no assurance that we will continue to successfully attract and retain the management talent we need. The inability to attract or retain such key personnel could materially adversely affect our future operating results and financial condition.

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

         Risks of Acquisitions, Joint Ventures and Strategic Alliances. We have entered into certain strategic alliances and acquired certain businesses that we believe are complementary to our operations. In addition, we may make acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. In the case of certain strategic alliances involving services by third-parties to Gateway, we may be dependent upon the financial reporting methodology selected by our strategic partners for the calculation of payments to Gateway. In addition, in the case of acquisitions, we may be unable to smoothly integrate the acquired companies' marketing, production, development, distribution and management systems resulting in our inability to realize hoped for cost savings and/or sales growth. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures; Internal Controls.

         Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Evaluation of Disclosure Controls and Procedures.

         An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of Gateway’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Gateway’s disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by Gateway in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules.

Changes in Internal Controls

         There were no significant changes in Gateway’s internal controls over financial reporting or, to our knowledge, in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

Item 1.  Legal Proceedings

              The information set forth under Note 6 to the unaudited consolidated condensed financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	Gateway’s Annual Meeting of Stockholders was held on May 15, 2003 in Sioux City, Iowa.

(b)	At our 2003 Annual Meeting of Stockholders, an election of Class I directors was held with the following individuals being elected to Gateway’s Board of Directors:

Name	Voted For	Votes Withheld
Charles G. Carey	298,400,827	11,235,689
Theodore W. Waitt	304,828,265	4,808,251

(c)	At our 2003 Annual Meeting of Stockholders, the appointment of PricewaterhouseCoopers LLP as Gateway’s independent accountants for fiscal year 2003 was ratified. There were 303,932,279 votes cast for such ratification and 4,385,445 votes cast against, and 1,757,792 abstentions.

(d)	At our 2003 Annual Meeting of Stockholders, the following three proposals were voted upon by our stockholders:

(i)	Gateway stockholders did not approve a stockholder proposal to institute the expensing of Gateway stock options. There were 53,678,786 votes cast for the proposal, 180,698,002 votes cast against, and 5,410,237 abstentions.

(ii)	Gateway stockholders did not approve a stockholder proposal to require executives to retain 75% of equity awards. There were 28,557,187 votes cast in for the proposal, 205,237,434 votes cast against the proposal, and 5,992,404 abstentions.

(iii)	Gateway stockholders did not approve a stockholder proposal to institute performance indexed stock options. There were 23,677,540 votes cast in for the proposal, 211,240,652 votes cast against the proposal, and 4,867,833 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibits
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 17, 2003, Gateway filed a report on Form 8-K, which reported under Items 7 and 9 the issuance of a press release, entitled “Gateway Reports 2003 First Quarter Results.” The press release was filed as an exhibit to the Form 8-K and included financial statements and other information for the fiscal quarter ended March 31, 2003.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: August 13, 2003	By:	/s/ RODERICK M. SHERWOOD III

Roderick M. Sherwood III
Executive Vice President and Chief Financial Officer
(authorized officer and chief financial officer)

Date: August 13, 2003	By:	/s/ JEFFREY A. PACE

Jeffrey A. Pace
Vice President and Controller
(principal accounting officer)