Form 10-Q
period 2003-09-30
GATEWAY INC
filed 2003-11-14
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003 there were 324,388,803 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of November 11, 2003 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended September 30, 2003

I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GATEWAY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

For the three and nine months ended September 30, 2003 and 2002

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$883,140	$1,117,813	$2,527,230	$3,114,969
Cost of goods sold	794,938	950,140	2,195,136	2,679,081

Gross profit	88,202	167,673	332,094	435,888
Selling, general and administrative expenses	229,504	248,636	750,117	828,436

Operating loss	(141,302)	(80,963)	(418,023)	(392,548)
Other income, net	5,246	6,553	14,485	29,785

Loss before income taxes	(136,056)	(74,410)	(403,538)	(362,763)
Benefit for income taxes	—	(27,532)	—	(134,224)

Net loss	$(136,056)	$(46,878)	$(403,538)	$(228,539)
Preferred stock dividends and accretion	(2,785)	(2,779)	(8,351)	(8,543)

Net loss attributable to common stockholders	$(138,841)	$(49,657)	$(411,889)	$(237,082)

Basic and diluted net loss per share	$(0.43)	$(0.15)	$(1.27)	$(0.73)

Weighted average shares outstanding:
Basic and diluted	324,116	324,028	324,087	324,010

The accompanying notes are an integral part of the consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$409,534	$465,603
Marketable securities	687,454	601,118
Accounts receivable, net	216,421	197,817
Inventory	99,974	88,761
Other, net	269,499	602,073

Total current assets	1,682,882	1,955,372
Property, plant and equipment, net	354,841	481,011
Intangibles, net	16,310	23,292
Other assets, net	26,086	49,732

	$2,080,119	$2,509,407

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$346,404	$278,609
Accrued liabilities	247,762	364,741
Accrued royalties	64,717	56,684
Other current liabilities	239,309	240,315

Total current liabilities	898,192	940,349
Long-term liabilities	148,907	127,118

Total liabilities	1,047,099	1,067,467

Contingencies (Note 6)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	197,143	195,422

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,300 and 324,072 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,243	3,240
Additional paid-in capital	734,047	732,760
(Accumulated deficit) retained earnings	(104,510)	307,379
Accumulated other comprehensive income	3,097	3,139

Total stockholders’ equity	835,877	1,246,518

	$2,080,119	$2,509,407

The accompanying notes are an integral part of the consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2003 and 2002

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(403,538)	$(228,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,168	116,631
Provision for doubtful accounts receivable	8,961	8,696
Write-downs of property and equipment	57,149	52,972
Loss on investments	393	28,989
Loss on sale of property and equipment	6,052	—
Gain on settlement of an acquisition liability	—	(13,782)
Other, net	1,248	—
Changes in operating assets and liabilities:
Accounts receivable	(27,566)	(29,446)
Inventory	(11,213)	33,787
Other current assets	327,653	237,025
Accounts payable	67,849	(36,888)
Accrued liabilities	(117,549)	(125,291)
Accrued royalties	8,033	(53,323)
Other current liabilities	21,634	19,651

Net cash provided by operating activities	71,274	10,482

Cash flows from investing activities:
Capital expenditures	(57,718)	(50,817)
Proceeds from principal payments of notes receivable	20,045	—
Proceeds from the sale of an investment	—	11,100
Purchases of available-for-sale securities, net	(83,580)	(273,434)
Proceeds from the sale of financing receivables	—	9,896

Net cash used in investing activities	(121,253)	(303,255)

Cash flows from financing activities:
Payments of preferred dividends	(7,380)	(5,880)
Stock options exercised	1,290	287

Net cash used in financing activities	(6,090)	(5,593)

Net decrease in cash and cash equivalents	(56,069)	(298,366)
Cash and cash equivalents, beginning of period	465,603	730,999

Cash and cash equivalents, end of period	$409,534	$432,633

The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	General:

The accompanying unaudited consolidated condensed financial statements of Gateway, Inc. (“Gateway”) as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated condensed financial position, results of operations and cash flows for the interim periods. All adjustments noted above are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, which are included in Gateway’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Gateway is a direct marketer of personal computers (“PCs”), PC-related products and services and consumer electronics products and services. Consumer electronics and PC-related products and services (“CE/non-PC”) consist of all products and services other than the PC, including but not limited to digital TVs, digital cameras and system and networking products and services.

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

Marketable securities consist of mutual funds, equity securities which are in the process of being liquidated, commercial paper and debt securities with market values that approximate their amortized cost. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas within or adjacent to Gateway’s strategic focus. Certain of the investments carry restrictions on immediate disposition. An investment in a public company, which carried Rule 144 restrictions on disposition within one year, was classified as available-for-sale as Gateway expected to

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fully dispose of the investment within one year. This investment was adjusted to fair value each period through charges/credits to accumulated other comprehensive income. Fair value was determined based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are considered to be other-than-temporary are reported in other income, net.

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

Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as peripherals, software not included with the PC, accessories, consumer electronics and digital television products. On a quarterly basis, Gateway compares on a part by part basis, the amount of the inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in Gateway’s consolidated condensed balance sheets at September 30, 2003 and December 31, 2002 are considered adequate by Gateway’s management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with Gateway’s inventory.

(f)	Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives as follows:

Estimated Useful Life (Years)
Office and Production Equipment	1-7
Furniture & Fixtures	7-10
Internal Use Software	3-5
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

Effective January 1, 2003, Gateway changed the accounting estimates related to depreciation for the estimated service lives for furniture and fixtures and leasehold improvements in our stores which were reduced to seven years. The change was based on an analysis of the expected lease life of our existing stores. This change in estimate resulted in approximately $2.1 million and $9.1 million in additional depreciation expense for the third quarter and first nine months of 2003, respectively. The effects of this change will also be present in future quarters until such time as the assets are fully depreciated.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective July 1, 2003, Gateway changed the accounting estimates related to the estimated service lives for certain information technology assets, which were reduced to 12 months. The change was based on an analysis of the expected lives of some of our information technology assets that was related to our outsourcing initiatives. This change in estimate resulted in approximately $6.8 million in additional depreciation expense for the third quarter of 2003 discussed in Note 7 . The effects of this change will also be present in future quarters until such time as the assets are fully depreciated.

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

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold at the time revenue is recognized or amortized over the period of benefit.

(j)	Warranty:

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. See Note 3 for the discussion of the decrease in our accrued warranty liability. A reconciliation of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

December 31, 2002	$67,141
Accruals for warranties issued during the period	95,371
Adjustments related to pre-existing warranties	—
Settlements made	(129,301)

September 30, 2003	$33,211

(k)	Revenue Recognition:

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties, such as installation, is generally recognized when the associated product is delivered and installed, if applicable. We offer our customers internet services which are provided by third parties. The revenue associated with these services is based on the estimated monthly active subscriber counts, which are reported to Gateway by the service providers and recognized as the services are provided.

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

A schedule of changes to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

December 31, 2002 extended warranty deferred revenue	$147,599
Additions to extended warranty deferred revenue	124,830
Extended warranty revenue recognition	(68,462)

September 30, 2003 extended warranty deferred revenue	$203,967

(l)	Advertising Costs:

Advertising costs are charged to expense as incurred.

(m)	Income Taxes:

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

Basic earnings per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net loss attributable to common stockholders and the combination of dilutive potential common stock and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended September 30, 2003 and 2002 excludes 26,269 and 22,268 potential shares of common stock, respectively, and for the nine months ended September 30, 2003 and 2002 excludes 23,668 and 22,305 weighted average incremental shares, respectively, related to Series A Convertible Preferred Stock and employee and director stock options. These shares are excluded despite their exercise prices being below the average market price, or assuming the “if converted” method for the Series A Convertible Preferred Stock, as their effect is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating earnings per share as the contingency was not met as of September 30, 2003. In addition, for the three months ended September 30, 2003 and 2002 Gateway has

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

excluded 36,086 and 57,397 shares, respectively, and for the nine months ended September 30, 2003 and 2002 excluded 44,355 and 58,164 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

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

Gateway uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2003 and 2002: dividend yield of zero percent; risk-free interest rates ranging from 1.0 to 5.3 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders – as reported	$(138,841)	$(49,657)	$(411,889)	$(237,082)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,289)	(12,919)	(22,150)	(25,349)

Net loss attributable to common stockholders – pro forma	$(145,130)	$(62,576)	$(434,039)	$(262,431)

Net loss per share – as reported:
Basic and diluted	$(0.43)	$(0.15)	$(1.27)	$(0.73)

Net loss per share – pro forma:
Basic and diluted	$(0.45)	$(0.19)	$(1.34)	$(0.81)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(q)	Segment Data:

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applied immediately to any variable interest entities created or acquired after January 31, 2003 and to variable interest entities in which an interest was obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applied at the end of the quarter ended December 31, 2003. The adoption of this statement in the fourth quarter is not expected to have any impact on our results of operations, financial position or cash flow.

2.	Comprehensive Loss:

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, net. Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Comprehensive loss:
Net loss	$(136,056)	$(46,878)	$(403,538)	$(228,539)
Foreign currency translation	(79)	(152)	56	1,768
Unrealized (loss) gain on available-for-sale securities, net	(904)	1,883	(98)	1,522
Reclassification adjustment for investment gain included in net loss	—	—	—	(14,114)

	$(137,039)	$(45,147)	$(403,580)	$(239,363)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Selected Balance Sheet Information (in thousands unless otherwise noted):

	September 30, 2003	December 31, 2002
Cash and cash equivalents	$409,534	$465,603
Marketable securities	687,454	601,118

	$1,096,988	$1,066,721

Included in cash and cash equivalents is approximately $38 million and $45 million in restricted amounts at September 30, 2003 and December 31, 2002, respectively.

	September 30, 2003	December 31, 2002
Accounts receivable, net:
Accounts receivable	$221,387	$202,937
Less allowance for doubtful accounts	(4,966)	(5,120)

	$216,421	$197,817

The increase in accounts receivable is due to an increase in credit sales, primarily with small and medium business and government customers, in the third quarter of 2003 versus the fourth quarter of 2002.

	September 30, 2003	December 31, 2002
Inventory:
Component parts and subassemblies	$43,955	$51,897
Finished goods	12,153	12,160
Inventory in retail stores	43,866	24,704

	$99,974	$88,761

The increase in inventory on hand reflects increased levels of inventory in the retail stores, partially offset by a decrease in the inventory valuation of component parts and subassemblies as a result of outsourcing activities discussed in Note 7.

	September 30, 2003	December 31, 2002
Other current assets:
Income tax receivable	$17,802	$304,593
Deferred income taxes	45,927	45,927
Prepaid expenses	50,253	99,783
Other	155,517	151,770

	$269,499	$602,073

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The decrease in other current assets primarily reflects the net income tax refund of $287 million received by Gateway in the first quarter of 2003. The decline in prepaid expenses is primarily related to a decrease in prepaid marketing and prepaid royalty expenses.

	September 30, 2003	December 31, 2002
Property, plant and equipment, net:
Property, plant and equipment	$940,585	$1,033,559
Accumulated depreciation	(585,744)	(552,548)

	$354,841	$481,011

The decrease in property, plant and equipment, net results from depreciation expense and the net impact of asset write-downs taken in the restructuring charges in the first and third quarters of 2003.

	September 30, 2003	December 31, 2002
Accrued liabilities:
Warranty	$29,790	$61,610
Restructuring	50,679	53,942
Other	167,293	249,189

	$247,762	$364,741

The decrease in accrued liabilities reflects a reduction in expected future warranty costs due to operational improvements and a decline in the warranty accrual attributable to the reduction in PC unit sales relative to previous levels. The restructuring accrual decreased due to restructuring payments made during 2003, partially offset by the accruals for the first and third quarters of 2003 restructuring actions. See Note 7 for further information. The decrease in other accrued liabilities was driven primarily by decreases in rebates payable, accrued marketing and consulting expenses and sales tax payable.

	September 30, 2003	December 31, 2002
Other current liabilities:
Deferred revenue and customer prepayments	$110,913	$112,343
Other	128,396	127,972

	$239,309	$240,315

The decrease in deferred revenue and customer prepayments is primarily due to a decrease in customer prepayments driven in part by a lower backlog in delivery of plasma televisions at September 30, 2003 versus December 31, 2002, partially offset by an increase in the current portion of deferred revenue due to increased sales of extended warranty service plans serviced by Gateway.

	September 30, 2003	December 31, 2002
Long-term liabilities:
Deferred revenue	$105,559	$81,660
Warranty	3,421	5,531
Deferred income taxes	39,927	39,927

	$148,907	$127,118

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The increase in deferred revenue is primarily due to increased sales of extended warranty service plans serviced by Gateway.

4.	Preferred Stock:

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. (“AOL”). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million is being accreted to the face value of $200 million through 2004 using the interest method. The Series C Preferred Stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value and Gateway can satisfy this put option in cash or registered common stock at our option. The holder can convert the Series C Preferred Stock to 5,939,948 shares of common stock at any time prior to December 2020, provided Gateway’s common stock trades over $33.68 for 5 consecutive days. In addition, Gateway can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of nonvoting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of Gateway in December 2004 at a conversion rate between $8.99 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of September 30, 2003, the Series A would convert into a total of 22,238,283 shares of our common stock. The Series A Preferred Stock is convertible earlier than December 2004 at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

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

Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. In the third quarter and first nine months of 2003, Gateway recorded a deferred tax asset in the amount of $50 million and $149 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway also recorded a corresponding valuation allowance in the amount of $50 million and $149 million in the third quarter and first nine months of 2003, respectively. This

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

resulted in no net change in net deferred tax assets and accordingly no provision/benefit for income taxes was reflected during the third quarter and first nine months of 2003. In the third quarter and first nine months of 2002, Gateway recorded a tax benefit of $28 million and $134 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

6.	Contingencies:

Gateway is a party to various lawsuits, claims, investigations and administrative proceedings that arise in connection with our business, including those identified below. Gateway evaluates such matters on a case by case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

Intergraph Hardware Technologies Company v. Dell Computer Corporation, Hewlett-Packard, Inc. & Gateway, Inc. is a suit filed in the United States District Court in the Eastern District of Texas on December 16, 2002. The suit alleges Gateway infringed three patents related to cache memory. Intergraph seeks unspecified damages, an injunction, prejudgment interest, costs and attorneys fees. Gateway has answered the complaint denying all allegations and alleging numerous affirmative defenses, and has asserted counterclaims for declaratory judgment. Trial is currently scheduled for August 2, 2004.

UNOVA, Inc. v. Apple Computer, Inc., et al. is a suit that was filed against Gateway and six other defendants in the Central District of California on May 8, 2002. The suit alleges that portable computers manufactured by the named defendants infringe eight patents. Plaintiff sought unspecified past damages from Gateway and other relief. Gateway had answered the complaint denying all allegations and asserting numerous affirmative defenses. On September 15, 2003, Unova and Gateway announced the settlement of their dispute. The settlement did not have a material impact on Gateway’s consolidated condensed financial position, results of operations or cash flow.

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

As previously disclosed, Gateway has been responding to an investigation by the Securities and Exchange Commission (“SEC”) which commenced in December 2000. In connection with this investigation, we furnished the SEC information primarily related to our fiscal year 2000. Gateway recently reached an agreement with the

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SEC to resolve the matters covered by the investigation with respect to Gateway. Pursuant to the agreement, Gateway consented, without admitting or denying any findings, to entry on November 13, 2003 of an administrative cease and desist order prohibiting any future violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws. In connection with the settlement, no fines or penalties were assessed against Gateway and no adjustments to Gateway’s prior financial statements were required.

As also previously disclosed, the U.S. Attorney’s office is conducting an inquiry relating to the same time period and subject matter. Gateway is cooperating fully with this inquiry and does not believe that any current officer is a target of either investigation.

Gateway’s management believes that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated condensed financial position, operating results or cash flows. However, such matters are inherently unpredictable and it is possible that our consolidated condensed financial position, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these contingencies.

7.	Restructuring, Transformation and Other Charges:

Third Quarter 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain facilities. A charge of $54 million ($37 million in cost of goods sold and $17 million in selling, general and administrative expenses) was recorded in the third quarter of 2003 to provide for these actions. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions will continue through the second quarter of 2004. In addition to the $54 million charge, we recorded $19 million ($2 million in cost of goods sold and $17 million in selling, general and administrative expenses) in store remodeling, consulting and other expenses related to our transformation into a branded integrator.

The following table summarizes charges recorded in the third quarter of 2003 for the Q3 2003 Plan (in millions):

	Paid	Accrued September 30, 2003	Asset Write-downs/ Losses on Sale	Accelerated Depreciation	Total Charges
Productivity Initiatives	$—	$13	$—	$—	$13
Facilities/Capital Assets	—	11	23	7	41

Total	$—	$24	$23	$7	$54

The nature of the charges related to the Q3 2003 Plan summarized above is as follows:

•	Productivity Initiatives – Gateway recorded a $13 million charge primarily related to severance benefits to terminated employees in the United States. We notified approximately 900 employees of termination during the third quarter of 2003, including approximately 400 manufacturing employees, 400 customer service employees and 100 administrative personnel.

•

Facilities/Capital Assets – Gateway recorded a charge of $41 million related to the closure of certain facilities and outsourcing of certain activities, including an accrual of approximately $11 million related to the present value of future lease commitments, net of expected recoveries, $13 million related to the write-down of long-lived assets and loss on the sale of certain information technology assets,

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$10 million related to the write-down of inventory resulting from outsourcing activities and $7 million in accelerated deprecation based on a change in the useful life of certain long-lived assets.

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003, however; payments are expected to continue through 2005. The $69 million charge is in addition to $9 million ($5 million in cost of goods sold and $4 million in selling, general and administrative expenses) of additional charges related to previous restructuring activities. The total restructuring charges for the first quarter of 2003 were $78 million.

The following table summarizes charges recorded during 2003 for the Q1 2003 Plan (in millions):

	Paid	Accrued September 30, 2003	Asset Write- downs	Total Charges
Productivity Initiatives	$13	$4	$1	$18
Operating Assets	9	8	34	51

Total	$22	$12	$35	$69

The nature of the charges related to the Q1 2003 Plan summarized above is as follows:

•	Productivity Initiatives – Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. We terminated approximately 1,900 employees during the first quarter of 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•	Operating Assets – Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write-off of $34 million of abandoned fixed assets related to retail stores that were closed.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes charges recorded during 2002 for the Q1 2002 Plan (in millions):

	Paid	Accrued December 31, 2002	Asset Write- downs	Total Charges in 2002
Productivity Initiatives	$28	$—	$2	$30
Facilities/Capital Assets	7	9	43	59
Operating Assets	8	2	10	20

Total	$43	$11	$55	$109

The amounts charged against the provision during the first nine months of 2003 were as follows (in millions):

	Accrued December 31, 2002	Paid	Accrued September 30, 2003
Facilities/Capital Assets	$9	$3	$6
Operating Assets	2	1	1

Total	$11	$4	$7

The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•	Productivity Initiatives – Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the first quarter of 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets – Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain facilities. During the first quarter of 2003, we recorded an additional $3 million charge for further asset write downs.

•	Operating Assets – Gateway recorded a charge of $20 million related to the closing of 19 retail stores in the United States. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the first quarter of 2002.

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce our workforce, close certain retail stores, consolidate facilities, redefine our information technology strategy and exit certain other activities, including our company-owned international operations. In the first quarter of 2002, an adjustment to reduce these charges by $10 million (included in selling, general and administrative expenses) was made due to higher than expected recovery on assets. In the first quarter of 2003, we recorded an additional charge of $2 million, included in cost of goods sold, for further asset write-downs.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amounts charged against the provision during the first nine months of 2003 were as follows (in millions):

	Accrued December 31, 2002	Paid	Accrued September 30, 2003
Facilities/Capital Assets	$2	$1	$1
International Restructuring	33	31	2

Total	$35	$32	$3

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

The amounts charged against the provision and additions to the provision during the first nine months of 2003 were as follows (in millions):

	Accrued December 31, 2002	Additions	Paid	Accrued September 30, 2003
Facilities/Capital Assets	$2	$4	$2	$4
Operating Assets	6	—	5	1

Total	$8	$4	$7	$5

8.	Segment Data:

Gateway’s segments are based on customer class. Customer class segments are consumer and professional. Professional was previously referred to as business. Gateway evaluates the performance of our consumer and professional segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and other charges discussed in Note 7.

The following table sets forth summary information by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Consumer	$427,016	$634,729	$1,260,222	$1,763,640
Professional	456,124	483,084	1,267,008	1,351,329

	$883,140	$1,117,813	$2,527,230	$3,114,969

Operating income (loss):
Consumer	$(20,884)	$(41,124)	$(125,860)	$(116,241)
Professional	16,908	40,356	84,335	81,906

	(3,976)	(768)	(41,525)	(34,335)
Non-segment expenses and restructuring, transformation and other charges	(137,326)	(80,195)	(376,498)	(358,213)

Consolidated operating loss	$(141,302)	$(80,963)	$(418,023)	$(392,548)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document. This Quarterly Report includes forward-looking statements made based on management’s current expectations. All statements other than statements of historical fact are statements that could be deemed “forward-looking statements.” These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect Gateway’s business, consolidated financial position, results of operations, cash flows and such forward-looking statements, including the factors discussed or referenced below. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report.

This Quarterly Report contains certain non-GAAP financial information, including references to restructuring and transformation expenses. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze Gateway’s baseline performance before charges and expenses that are considered by management to be outside of Gateway’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating Gateway’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

Outlook

We currently estimate fourth quarter revenue will be between $925 million and $975 million and a loss in the fourth quarter of between 25 cents and 34 cents per share, including 16 cents to 19 cents of restructuring charges and transformation expenses. This improvement over the third quarter assumes steadily ramping sales of higher margin consumer electronics products; seasonal consumer trends; improved bundling to simplify the sales up-sell process; continued cost of goods sold reductions; anticipated improvements in component cost trends and reduced distractions from transformation-related activities. At the same time, our loss per share range for the quarter reflects potential continued pricing pressure in the PC market and the broad range of potential outcomes associated with our aggressive entry into new product categories.

The outsourcing and transformation activities, including retail store transformation costs, are expected to result in total restructuring charges and transformation expenses of between $180 million to $200 million. This range includes $73 million recorded in the third quarter with an additional $50 million to $60 million expected in the fourth quarter. Savings of approximately $130 million are expected to be realized on an annualized basis.

Finally, we are reaffirming our expectation to exit the year with more than $1 billion in cash and marketable securities. Actual results may vary depending on our results of operations and other factors, including the risk factors identified elsewhere in this Quarterly Report.

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

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than Internet services, revenue from the sale of services that are rendered by third parties, such as installation is generally recognized when the associated product is delivered and installed, if applicable. We offer our customers Internet services which are provided by third parties. The revenue associated with these services is based on the estimated monthly active subscriber counts, which are reported to us by the service providers and is recognized as the services are provided. If the actual subscriber counts or the economics associated with these subscriber counts prove to be less than originally reported by the service provider, we may be required to adjust revenue associated therewith downward, as occurred in the fourth quarter of 2002. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. As previously reported, we have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and have commenced formal dispute resolution proceedings as required by our agreement.

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

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers and the aging of such receivables. We do not expect default rates to be greater than 1% of professional segment net sales. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Gateway does not have a single customer that accounts for 10% or more of our revenue.

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

Taxes on Earnings

Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. In the third quarter and first nine months of 2003, Gateway recorded a deferred tax asset in the amount of $50 million and $149 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway also recorded a corresponding valuation allowance in the amount of $50 million and $149 million in the third quarter and first nine months of 2003, respectively. This resulted in no net change in net deferred tax assets and accordingly no provision/benefit for income taxes was reflected during the third quarter and first nine months of 2003. In the third quarter and first nine months of 2002, Gateway recorded a tax benefit of $28 million and $134 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

As of September 30, 2003 and December 31, 2002, our net deferred tax asset is approximately $6 million. Gateway records a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. As of September 30, 2003 and December 31, 2002, our valuation allowance was approximately $276 million and $127 million, respectively. Gateway has considered our ability to carryback losses and future taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we were to later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

Litigation

Gateway is currently involved in certain legal proceedings. When a loss is probable to occur in connection with litigation or governmental proceedings and the amount of the loss can be reasonably estimated within a range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the probable liabilities could materially impact our results of operations in the period of adjustment.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from Gateway’s unaudited consolidated condensed statements of operations and certain of such data expressed as a percentage of net sales (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$883,140	$1,117,813	$2,527,230	$3,114,969
Gross profit	88,202	167,673	332,094	435,888
Percentage of net sales	10.0%	15.0%	13.1%	14.0%
Selling, general and administrative expenses	229,504	248,636	750,117	828,436
Percentage of net sales	26.0%	22.2%	29.7%	26.6%
Operating loss	(141,302)	(80,963)	(418,023)	(392,548)
Percentage of net sales	(16.0)%	(7.2)%	(16.5)%	(12.6)%

Net Sales

Gateway’s consolidated net sales were $883 million and $2.5 billion in the third quarter and first nine months of 2003, respectively, representing decreases of 21% and 19% over the comparable periods in 2002, respectively. In the third quarter and first nine months of 2003, PC unit shipments decreased over the comparable periods of 2002 by 24% and 23%, respectively.

The following table summarizes Gateway’s net sales, for the periods indicated, by customer class (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Consumer	$427,016	$634,729	$1,260,222	$1,763,640
Professional	456,124	483,084	1,267,008	1,351,329

Consolidated	$883,140	$1,117,813	$2,527,230	$3,114,969

Consumer net sales declined 33% and 29% in the third quarter and first nine months of 2003, respectively, while related PC unit shipments declined 42% and 38% compared to the same periods in 2002, respectively. This decline in the consumer segment was driven primarily by decreases in desktop PC market share as well as the closure of retail stores in the first quarter of 2003. The decrease in desktop PC market share is partly related to our strategy of offering higher margin, fully-configured systems, which meet our customers’ needs for more powerful computers with digital convergence capability. Our intent with this strategy is to focus on quality, service, support and total system value, not solely the lowest price. Notwithstanding our focus on these value-for-the-money offerings, Gateway recognizes the importance of having an increased low-end PC market presence and therefore brought a new low- end PC strategy to market during the third quarter of 2003. Consumer net sales increased from $359 million in the second quarter to $427 million in the third quarter of 2003, representing an 19% increase over the second quarter of 2003. Future growth in the consumer segment will be driven by the new CE/non-PC product introductions, retail store transformation, the new low-end PC strategy and our branded integrator strategy.

Professional net sales, which was previously referred to as business net sales, declined 6% in both the third quarter and first nine months of 2003, respectively, compared to the same periods last year while PC unit shipments declined 2% and 7%, respectively. The declines in professional segment net sales and related PC unit shipments are attributable to a decrease in PC market share and lower average selling prices. However, Gateway continues to maintain a professional segment operating profit and Gateway expects to make further investments during the fourth quarter in new professional products, services and support.

CE/non-PC sales accounted for $251 million or 28% of net sales and $678 million or 27% of net sales in the third quarter and first nine months of 2003, respectively, compared to $176 million or 16% of net sales and $563 million or 18% of net sales in the third quarter and first nine months of 2002, respectively. This compares to $222 million or 28% of net sales in the second quarter of 2003.

During the first nine months of 2003, Gateway closed 82 retail stores and exited the third quarter with 190 retail stores in the United States. The store closures have and will continue to negatively impact total net sales in 2003. We are continuing to evaluate the retail stores and their locations to improve store traffic and profit characteristics in terms of contribution to multiple sales channels and financial results. This could result in the decision to close or relocate certain retail stores in the future. During the third quarter of 2003, we refurbished 180 retail stores and remodeled five pilot retail stores to better accommodate our broader product line and customer focused sales approach. This initiative resulted in approximately $15 million in transformation expenses. If Gateway chooses to close additional individual stores, we could incur substantial costs. Such costs could adversely affect our results of operations and financial condition.

Average unit price (“AUP”) is calculated using total net sales divided by total PC units. Total net sales include all revenue from both PC and CE/non-PC products and services. AUP was $1,583 in the third quarter of 2003 which was slightly below the second quarter of 2003 of $1,632 and slightly higher than the third quarter of 2002 of $1,533. The increased AUP in the third quarter of 2003 from the prior year is the result of the increase in CE/non-PC sales described above, partially offset by lower PC prices. PC average unit price (“PC AUP”) is calculated using total PC net sales divided by total PC units. PC AUP was $1,133 in the third quarter of 2003 compared to $1,180 in the second quarter of 2003 and $1,292 in the third quarter of 2002. The decrease in PC AUP is primarily the result of competitive pricing pressures.

Gross Profit

Gross profit for the third quarter and first nine months of 2003 was $88 million and $332 million, respectively, representing decreases of 47% and 24% over the comparable periods in 2002, respectively. As a percentage of net sales, gross profit for the third quarter and first nine months of 2003 decreased to 10.0% and 13.1%, respectively, from 15.0% and 14.0% during the same periods in 2002, respectively. CE/non-PC sales accounted for approximately 117% and 85% of gross profit during the third quarter and first nine months of 2003, respectively, compared to 40% and 58% during the same periods in 2002, respectively. This reflects the fact that restructuring charges in the first and third quarters of 2003 were attributed only to our PC’s cost of goods sold. During the third quarter of 2003, Gateway recorded a $39 million charge or 4.4% of net sales in cost of goods sold related to the closure of certain sites, severance obligations and transformation activities. During the first nine months of 2003 and 2002, Gateway recorded charges of $52 million or 2.1% of net sales and $16 million or 0.5% of net sales, respectively, in cost of goods sold related to the closure of certain sites, severance obligations and transformation activities.

The decrease in gross profit as a percentage of net sales in the third quarter of 2003 compared to the same period in 2002 is due to very competitive low to mid-range PC industry pricing, including aggressive pricing on certain large deals and lower PC unit volume, partially offset by accelerated cost of goods sold savings, increased sales of CE/non-PC products and services and approximately $4 million related to reductions in loss contingency reserves. The decrease in gross profit as a percentage of net sales in the first nine months of 2003 as compared to the same period in 2002 is primarily due to the increase in cost of goods sold in restructuring and transformation expenses related to the closure of certain sites, severance obligations and transformation activities, partially offset by cost of goods savings including warranty cost reductions and increased sales of CE/non-PC products and services. In addition, gross margin decreased from 17.2% in the second quarter of 2003 to 10% in the third quarter of 2003, taking into account restructuring and transformation related costs in the third quarter, due to the factors mentioned above and increased memory and flat panel costs. We currently anticipate additional cost of goods sold savings this year from component cost reductions, supply chain efficiencies, reduced warranty costs and manufacturing productivity. We expect to exceed by approximately $30 million the cost of goods sold reduction target of $200 million in 2003, before consideration of restructuring and business transformation costs in the fourth quarter of 2003. Certain of these cost of goods sold savings are expected to be passed through into reduced prices in the fourth quarter to maintain or increase our PC competitiveness.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $230 million or 26% of net sales and $750 million or 30% of net sales in the third quarter and first nine months of 2003, respectively, compared to $249 million or 22% of net sales and $828 million or 27% of net sales in the third quarter and first nine months of 2002, respectively. The decrease in SG&A in the third quarter of 2003 compared to the same period in 2002 is primarily the result of $36 million in savings due to the first quarter of 2003 retail store closures, headcount reductions and marketing efficiencies, $17 million in other non-labor SG&A expense reductions and reductions of loss contingency liabilities, offset by $34 million in restructuring and transformation expenses. We expect to exceed by $15 to $20 million the SG&A expense reduction target of $125 million in 2003 ($200 million on an annualized basis), before consideration of restructuring and business transformation costs in the fourth quarter of 2003.

The decrease in SG&A for the first nine months of 2003 as compared to the same period in 2002 is primarily the result of $74 million in savings due to the first quarter of 2003 retail store closures, headcount reductions and marketing efficiencies and $20 million of other non-labor SG&A expense reductions, offset by a $16 million increase in restructuring expenses in the first nine months of 2003 compared to the same period in 2002. During the first nine months of 2003, Gateway recorded $99 million in SG&A charges primarily related to workforce reductions of approximately 2,800 employees, the closure of 76 retail stores, store transformations and outsourcing related activities. During the first nine months of 2002, Gateway recorded $83 million in SG&A charges primarily related to a reduction of our workforce of approximately 2,400 employees, the closure of 19 retail stores, a consolidation of manufacturing facilities, a redefinition of our information technology strategy and the exit of certain other activities.

Restructuring and Transformation Activities

2003:

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain facilities. A charge of $54 million ($37 million in cost of goods sold and $17 million in selling, general and administrative expenses) was recorded in the third quarter of 2003 to provide for these actions. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions will continue through the second quarter of 2004. In addition to the $54 million charge, we recorded $19 million ($2 million in cost of goods sold and $17 million in selling, general and administrative expenses) in store remodeling, consulting and other expenses related to our transformation into a branded integrator.

The nature of the restructuring charges summarized above is as follows:

•	Productivity Initiatives – Gateway recorded a $13 million charge primarily related to severance benefits to terminated employees in the United States. We notified approximately 900 employees of termination during the third quarter of 2003, including approximately 400 manufacturing employees, 400 customer service employees and 100 administrative personnel.

•	Facilities/Capital Assets – Gateway recorded a charge of $41 million related to the closure of certain facilities and outsourcing of activities, including an accrual of approximately $11 million related to the present value of future lease commitments, net of expected recoveries, $13 million related to the write-down of long-lived assets and loss on the sale of certain information technology assets, $10 million related to the write-down on inventory resulting from outsourcing activities and $7 million in accelerated deprecation based on a change in the useful life of certain long-lived assets.

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003; however, payments are expected to continue through 2005.

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

The nature of the charges summarized above is as follows:

•	Productivity Initiatives – Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the first quarter of 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets – Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain facilities. During the first quarter of 2003, we recorded an additional $3 million charge for further asset write-downs.

•	Operating Assets – Gateway recorded a charge of $20 million related to the closing of 19 retail stores in the United States. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the first quarter of 2002.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the first quarter of 2002, primarily due to a higher than expected recovery on assets.

Operating Loss

Operating loss for the third quarter and first nine months of 2003 was $141 million and $418 million, respectively, compared to an operating loss of $81 million and $393 million for the same periods in 2002, respectively. The operating losses for 2003 and 2002 resulted from the relatively low PC unit volumes compared to the fixed cost base and restructuring charges. The increase in operating loss in the third quarter of 2003 compared to the same period in 2002 is primarily due to $73 million in restructuring and transformation related costs in 2003 with no comparable amount in 2002, partially offset by lower SG&A expenses. The increase in the operating loss for the first nine months of 2003 as compared to the same period in 2002 is primarily due to $151 million in restructuring and transformation costs in 2003 compared to $99 million in restructuring costs in 2002, partially offset by lower SG&A expenses in 2003.

For the third quarter and first nine months of 2003 the consumer segment had an operating loss of $21 million and $126 million, respectively, compared to an operating loss of $41 million and $116 million in the same periods in 2002, respectively. The improvement in the operating loss in the third quarter of 2003 compared to the same period in 2002 is a result of significantly lower SG&A costs and better margin performance. The increase in consumer segment operating loss in the first nine months of 2003 compared to the same period in 2002 was driven primarily by a decrease in sales partially offset by improved margin performance related to increased sales of CE/non-PC products and services and lower SG&A expenses, including compensation related costs. Professional segment operating income was $17 million and $84 million in the third quarter and first nine months of 2003, respectively, compared to $40 million and $82 million in the third quarter and first nine months of 2002, respectively. The decrease in professional segment operating income in the third quarter of 2003 compared to the same period in 2002 was driven by margin pressure from price competition. The increase in professional segment operating income in the first nine months of 2003 compared to the same period in 2002 was driven by cost reduction efforts and a more selective pricing strategy designed to target higher margin customers, partially offset by the items noted in the third quarter trend above.

Non-segment operating losses for the third quarter and first nine months of 2003 were $137 million and $377 million, respectively, compared to $80 million and $358 million for the same periods in 2002, respectively, largely reflecting higher restructuring charges in the first nine months of 2003 compared to the first nine months of 2002. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring charges and transformation expenses.

Other Income, Net

Other income, net, includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income, net, was $5 million and $14 million of income in the third quarter and first nine months of 2003, respectively, compared to income of $7 million and $30 million during the same periods in 2002, respectively. The decrease in other income, net, in the third quarter of 2003 compared to the same period in 2002 is primarily due to lower rates of return on invested cash balances in 2003. The decrease in other income, net, in the first nine months of 2003 compared to the same period in 2002 is primarily due to the favorable renegotiation and settlement of an acquisition liability and gains on the disposition of certain equity portfolio holdings, partially offset by write-downs of strategic investments in 2002 and a write-down of a strategic investment in the second quarter of 2003.

Income Taxes

Gateway did not record an income tax benefit for the third quarter and first nine months of 2003. In the third quarter and first nine months of 2002, Gateway recorded a tax benefit of $28 million and $134 million, respectively, both of which are equal to 37% of the loss before income taxes. Gateway does not expect to record an income tax benefit for 2003 as we expect to provide a full valuation allowance against deferred tax benefits, including net operating loss carryforwards, generated during 2003.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the periods indicated:

	September 30,
	2003	2002
	(dollars in thousands)
Cash and marketable securities	$1,096,988	$1,128,578
Days of sales in accounts receivable	22	20
Days inventory on hand	11	8
Days in accounts payable	39	29
Cash conversion cycle	(6)	(1)

Gateway generated $71 million in cash from operations during the first nine months of 2003, reflecting a $287 million income tax refund, partially offset by $198 million of net loss adjusted for non-cash items. Other significant factors affecting cash provided from operations include a net decrease in accounts receivable, inventory and other current assets (excluding the $287 million income tax refund) of $2 million, offset by a net decrease in accounts payable, accrued liabilities, accrued royalties and other current liabilities of $20 million. Gateway also used approximately $58 million for capital expenditures and $84 million to purchase marketable securities, net.

Due to our significant loss in 2002 and our ability to carryback that loss to offset taxable income in prior years, an income tax refund of $287 million was received in the first quarter of 2003. Additional tax refunds in 2003 and 2004 will be limited and we do not expect them to exceed a total of approximately $5 million and $13 million, respectively. As a result of the restructuring plans described in Note 7 of the consolidated condensed financial statements, Gateway expects future cash outlays of $51 million through 2005 related to prior restructuring plans and the expenses recorded in the third quarter of 2003 pursuant to the Q3 2003 Plan. This does not include the cash impact of additional restructuring charges and transformation expenses in the fourth quarter of 2003 and beyond as discussed in Outlook. In addition, we expect future cash outlays of approximately $10 million in connection with liabilities related to international operations accrued prior to the restructuring decisions. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations with payments related to restructuring activities expected to continue through at least 2005.

At September 30, 2003, Gateway had cash and cash equivalents of $410 million and marketable securities of $687 million. Approximately $38 million was restricted at September 30, 2003, to provide for certain commitments and contingencies including $16 million in Standby Letters of Credit and Guarantees. During the first quarter of 2003, we terminated our $300 million bank credit facility under which no loans were outstanding, in order to reduce commitment fees payable under this unused facility. We had not previously had any loans outstanding under this credit facility, and given our substantial liquidity position, we did not foresee any need to borrow under the facility during its remaining term.

In the fourth quarter of 2002, Gateway expanded our in-store cash and carry program with the introduction of consumer electronics products. Our current product line-up includes digital televisions, digital cameras, MP3 players, digital video gear, software, printers and accessories. Inventory associated with our in-store cash and carry program was approximately $44 million at September 30, 2003 and will continue to be tightly monitored in the fourth quarter of 2003 in connection with the introduction of additional CE/non-PC products, but is expected to increase.

Gateway has an arrangement whereby we share in the actual loss experience of a third-party financing partner with respect to certain consumers’ past purchases of Gateway products and services. Gateway’s maximum exposure under this loss sharing arrangement is $8 million. Additional financing under this loss sharing arrangement ended in the second quarter of 2001. The estimated losses as of September 30, 2003 are provided for in our consolidated condensed financial statements; however, if the actual losses prove to be greater than estimated it could affect our future results of operations. We believe that the actual results of this loss sharing arrangement will not materially affect liquidity.

We believe that our current sources of working capital will provide adequate flexibility for Gateway’s financial needs for at least the next twelve months. We also expect to exit 2003 with more than $1 billion in cash and marketable securities.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applied immediately to any variable interest entities created or acquired after January 31, 2003 and to variable interest entities in which an interest was obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applied at the end of the quarter ended December 31, 2003. The adoption of this statement in the fourth quarter is not expected to have any impact on our results of operations, financial position or cash flow.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Quarterly Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report.

General Economic and Business Conditions and Current Political Uncertainty. Weak economic conditions in the United States since 2001 have adversely affected our product sales. If general economic and industry conditions fail to improve or deteriorate, demand for our products could continue to be adversely affected, as could the financial health of Gateway’s suppliers and resellers. Reductions in state and federal budgets as a result of current economic conditions have adversely affected our sales to many of our customers in the public sector. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

Declining Net Sales of Gateway’s Computers. Our revenue growth and profitability depend significantly on the overall demand for PCs and related products and services. Since late 2000, the rate of general growth in demand for PCs and related products has slowed as a result of market maturation and deteriorating economic conditions. The slowing rate of growth, market maturation and resulting competitive pressures has resulted in lower average selling prices for many of our PC products and has adversely impacted demand for our PC products and services to a greater extent than it has impacted some of our PC competitors. In this environment of declining average sales prices, our revenues and operating results have declined and may continue to decline. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results and continued deterioration in our PC unit sales would materially adversely affect Gateway’s future results of operations and financial condition.

Competitive Market Conditions. The PC and consumer electronics industries are characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, and price sensitivity by customers. We also compete with consumer electronics retailers and manufacturers with respect to our CE/non-PC products and services. Many of our competitors in the PC and consumer electronics industries have greater financial, marketing, manufacturing and technological resources. Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry. We compete primarily on the basis of customer satisfaction, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, our retail network and their locations, customer service and support and by maintaining supplier relationships to enable us to bring products quickly to market. Gateway from time to time has lost market share in the competitive PC market. In addition, we compete in the consumer electronics industry in part by offering new technology at lower than prevailing market prices. To the extent we are unable to compete successfully in the PC and consumer electronics markets, our revenues and business prospects would be affected adversely. We expect these competitive pressures to continue for the rest of 2003 and 2004. We also expect that average sales prices for PCs will continue to decline. We introduced in the third quarter of 2003 a new low-end desktop computer product line to drive greater PC unit sales and to have an increased low-end PC market presence. The sales prices of this new line will likely contribute to Gateway’s downward PC price trend and reduced gross margins. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin consumer electronics products.

Product Mix. Our product mix significantly impacts our profitability. Our plans to improve gross margins depend substantially on increasing our sales of higher margin consumer electronics products and services as a percentage of our net sales. While we have plans to increase sales of consumer electronics products by more than double in the fourth quarter of 2003 compared to the third quarter of 2003 by expanding our product offering and increasing our marketing of such products, we have limited experience with these products and cannot predict customer acceptance with accuracy. If we are unable to increase sales of higher margin consumer electronics products and services, or if margins decline in the CE/non-PC products we sell, our plan to return to profitability will likely be adversely impacted.

Limited Consumer Electronics Sales History. Our consumer electronics sales strategy was significantly expanded in 2003. Our limited experience selling high volumes of consumer electronics products may adversely impact our ability to forecast results, estimate related reserves and value inventory.

Selling, General and Administrative Costs. As a result of costs associated with selling and marketing our products and particularly in our retail stores, Gateway incurs higher selling, general and administrative costs as a percent of revenue, than many of our competitors. While we are on track to reduce SG&A expenses by more than $125 million in 2003 ($200 million on an annualized basis), before consideration of restructuring and business transformation costs in the fourth quarter of 2003, unanticipated transformation or other expenses could increase our SG&A expense and could negatively impact our future results of operations and financial condition. In addition, if Gateway is unable to develop and/or sell innovative new products with attractive gross margins, our results of operations would be materially adversely affected by our SG&A cost structure.

Gateway’s Retail Operations. Our retail operations and infrastructure require substantial investment in leasehold improvements, equipment, information systems, inventory, and personnel. Gateway has also entered into substantial operating lease commitments for retail space and a relatively high proportion of each store’s costs are fixed because of depreciation on store leasehold improvement costs and lease expenses. As a result, if we are unable to improve the performance of our retail stores, particularly through CE/non-PC products revenue and gross margins, our retail operations objectives may not be achieved.

During 2002 and the first nine months of 2003, we expanded the product offering in our retail stores beyond PCs, peripheral products and software, to include CE/non-PC products. We have limited experience as a major retailer of CE/non-PC products and if we are unable to compete profitably in these highly competitive retail markets, our results of operations and financial condition could be materially adversely affected. In addition, our changed business model requires additional inventory of products in our retail stores which increases our exposure to the risks of excess inventory or too little inventory if we are unable to forecast product demand accurately. We are also increasingly exposed to other inventory risks described below in Inventory Risks.

During our third quarter 2003, we remodeled five pilot retail stores to better accommodate our broader product line and customer focused sales approach. The rest of our retail network has been refurbished in time for the holiday selling season. This initiative has required substantial investments in furniture, fixtures and equipment, but there is no assurance that the remodeling investment will result in substantially increased sales. If Gateway chooses to terminate a number of individual stores, we could incur substantial costs. Such costs could adversely affect our results of operations and financial condition.

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

Corporate Restructuring and Infrastructure Requirements. We plan to transform Gateway into a leading branded integrator of personalized technology products and solutions by leveraging our existing retail stores, our brand and our CE/non-PC products and services. Many of our Gateway branded products and all of our non-Gateway branded products are manufactured by third-parties. We have multiple business transformation efforts planned and underway for the remainder of 2003. Some of our transformation activities depend on restructuring and outsourcing of a substantial portion of our manufacturing and of various support functions together with the implementation of new IT systems. Although we are partnering with major vendors to accomplish the implementation of these activities and systems, there are no assurances that we will avoid business interruptions in connection with the implementation of these activities or the possibility that the systems will not scale to meet the needs of our business. In addition, while great care is being taken to ensure the successful completion of our overall transformation activities, we cannot be certain that these can be completed without some interruption in our business operations or can be completed at all, which could have an adverse financial impact. Cost-cutting efforts have recently been implemented and are contemplated in the future. Our ability to motivate employees and maintain employee morale during our restructuring and transformation may be adversely impacted by workforce reductions and general uncertainties. There can be no assurance that our strategy of focusing on our core domestic markets, reducing costs and diversifying sales of CE/non-PC products and services will be successful in the event of sustained adverse economic and industry conditions or at all. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Suppliers. We require a high volume of quality products and components for our PC and CE/non-PC offerings, substantially all of which we obtain from outside suppliers. While we attempt to have multiple suppliers for such products and components, in some circumstances we maintain single-source supplier relationships, such as with Microsoft for Windows products. If the supply of a key material product or component is delayed or curtailed, our ability to ship the related product or solution in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by generally requiring our suppliers to protect themselves with adequate insurance and we also purchase insurance to protect ourselves against loss of profits due to a supplier’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply where appropriate. In cases where we need to switch to another supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party suppliers for key products or components were to erode, the delay or curtailment of deliveries of key material products or components could occur.

As part of our transformation, we are increasingly dependent on third-party providers of products and services. During the last several quarters, we have closed manufacturing operations at one facility and have outsourced a substantial portion of our manufacturing operations and a number of administrative services to third-party providers under contract. If we are unable to properly manage these outsourcing providers, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations, our results of operations could be adversely impacted. In addition, our reliance on third party suppliers for the provision of employees could expose us to various legal claims relating to their employment status.

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

Consumer Financing. Reduced availability of financing generally or additional tightening in consumer credit policies from our third-party financial partners could materially and adversely affect our operations and financial results. For the first nine months of 2003, third-party financial institutions provided financing of approximately 26% of our consumer net sales. The consumer financing is on a non-recourse basis to Gateway. In 2001, we participated in a loss sharing arrangement with one lender that at September 30, 2003 had a maximum exposure of $8 million. Additional financing under this arrangement ended in the second quarter of 2001.

Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions that give this lender the right to provide us with 60 days written notice of its intent to terminate further customer financing in the event of a change in control at Gateway or if Gateway does not meet certain financial liquidity conditions. We have diversified the business among our two consumer financing partners, which has been expanded to three partners in the beginning of the fourth quarter of 2003. The objective of these efforts is to expand the customer financing alternatives available through our existing partners and any additional financing partners to reduce or eliminate the risk associated with any termination of any one agreement. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by the remaining lenders, we would experience a decrease in consumer net sales from levels we might otherwise achieve.

Product Introductions and Short Product Cycles. Our business model depends on bringing new products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to forecast successfully product demand, training of sales and support personnel, and customer acceptance of new technology. If we are unable to forecast successfully demand for new products, we may not properly manage our inventory levels and may have increased exposure to the risks of supply described above in Suppliers.

Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC and consumer electronics industries. Our internal engineering personnel work closely with component suppliers and other technology developers to evaluate the latest developments in PC and CE/non-PC products. There is no assurance that we will continue to have access to or the right to use new technology or will be successful in incorporating such new technology in our products in a timely manner.

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

Because of technological changes in the PC and consumer electronics industries current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe existing patents of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. In addition, we may not be able to rely on our outside suppliers to adequately defend any patent infringement claims against Gateway-branded consumer electronics products. If any outside suppliers of these Gateway-branded products is unable to uphold its contractual agreement to indemnify us from claims that Gateway is infringing patents of others, our future operating results and financial condition could be materially adversely affected.

Inventory Risks. By distributing products directly to our customers, we have historically been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. We have expanded the level of finished goods inventory of PCs and CE/non-PC products in our retail stores based on our expectations for demand. We expect to increase our inventory levels of CE/non-PC products, which will likely be offset partially by reduced PC component parts inventory levels. If we are not successful in forecasting product demand, we could have excess or insufficient inventory of certain products. In addition, we maintain certain component products in inventory. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. In addition, continued declines in PC prices may decrease the value of any PC inventory in our retail stores.

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

Risks of Minority Investments. We hold a limited number of and may consider additional minority investments in companies having operations or technology in areas within or ancillary to our strategic focus. Some of these investments have been in early stage companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as has occurred since late 2000 and poor operating results of certain of these underlying investments have resulted, and may in the future result, in our incurring losses or an inability to recover the original carrying value of our investment.

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

Customer Sales Mix. Our profits vary by customer segment. As a result, our results of operations and profitability for a particular period will depend, in part, on the corresponding mix of customers including increasing sales to professional customers and sales of CE/non-PC products to consumers. Government contracts are subject to the right of the government to terminate for convenience or subject to vendor suspension or disbarment in the event of certain violations of legal and regulatory requirements.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description of Exhibits

10.16	Letter Agreement between Gateway, Inc. and Jocelyne Attal dated August 22, 2003, including a supplemental letter dated August 25, 2003.*

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract.

(b)	Reports on Form 8-K:

On July 24, 2003, Gateway filed a report on Form 8-K, which reported under Items 7 and 9 the issuance of a press release, entitled “Gateway Reports 2003 Second Quarter Results.” The press release was filed as an exhibit to the Form 8-K and included financial statements and other information for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: November 14, 2003	By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Executive Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: November 14, 2003	By:	/S/ JEFFREY A. PACE
Jeffrey A. Pace Vice President and Controller (principal accounting officer)