Form 10-K
period 2003-12-31
GATEWAY INC
filed 2004-02-27
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last sale price on the New York Stock Exchange as of such date) was approximately $804,777,000.

As of February 23, 2004 there were 324,458,553 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gateway’s definitive proxy statement relating to our 2004 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

GATEWAY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

Forward-Looking Statements—This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on Gateway’s current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our future results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including without limitation any statements relating to future results of operations, plans or strategies or relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Business—Factors That May Affect Gateway’s Business and Future Results” under Part I, page 11 or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Annual Report. Gateway assumes no obligation to update any forward-looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

PART I

Item 1.    Business

General

As a branded integrator of personalized technology solutions, Gateway, Inc. (“Gateway” or “we”) provides a broad range of personal computers (“PCs”), consumer electronics products, enterprise systems, communication tools, applications, training and related services. Our strategy is to deliver value to customers by offering a wide range of plasma, LCD and rear projection TVs, digital cameras, other consumer electronics products, and enterprise systems, which integrate with and complement our award-winning line of PCs and employ the latest technology at competitive prices, along with a full complement of related products and services.

We are one of the leading suppliers of PCs to the U.S. market, with an estimated market share of approximately 3.8% in 2003 based on dollar sales, according to preliminary data from International Data Corporation. We are also a significant supplier of PCs to the U.S. professional market, consisting of large corporate, small and medium businesses and government and educational institutions. We sell our products nationally through a number of channels, including our website at www.gateway.com, our telephone call centers (1-800-GATEWAY), our retail stores where customers can experience our products with assistance from our trained sales force and through a limited number of third-party channels. We believe these multiple sales channel options, our diversified product and service offerings, and our superior customer relations and support provide a unique customer experience that differentiates us from our competitors.

Our strategy is to profitably grow our PC business, to diversify our revenue and increase our gross margin with consumer electronics products and related services, and to reduce our cost structure. Our goal is to make Gateway the place where customers can rely upon effective advice to purchase PC and consumer electronics products and services that provide integrated personalized technology solutions. We plan to continue to deliver the latest technology solutions and to develop innovative new products and services. We also intend to continue to maintain a strong liquidity position to maintain our financial flexibility. We exited 2003 with $1.1 billion in cash and marketable securities.

In 2003, we continued our efforts to reduce fixed costs, strengthen our balance sheet and implement our strategy to evolve from a traditional manufacturer of PCs to a leading branded integrator of personalized technology solutions, substantially expanding our range of consumer electronics products. We also implemented a product fulfillment model that we believe provides us with a competitive system to source, build and deliver products to our consumer and professional customers. In the area of products and services, we continued our strategy of leveraging our existing retail presence and our brand position through new products that include plasma, LCD and rear projection TVs, digital cameras and other consumer electronics products. During 2003 we added 118 new products and services in 22 new categories. We intend to expand our consumer electronics and other non-PC (“CE/Non-PC”) business in 2004 and work to further reduce our costs.

On January 30, 2004, we announced our agreement to acquire privately-held eMachines, Inc. (“eMachines”), a leading PC company, for 50 million shares of Gateway common stock and approximately $30 million in cash. Under the agreement, Wayne Inouye, eMachines’ chief executive officer, will become the new chief executive officer of Gateway and a member of Gateway’s Board of Directors. Theodore W. Waitt, Gateway’s founder, will remain Chairman of the Board and Roderick M. Sherwood III will remain Gateway’s executive vice president and chief financial officer. We anticipate that upon the closing of the transaction, we will focus on rapid finalization and execution of combined cost savings plans, channel and product expansion initiatives and other growth strategies.

During 2003, Gateway continued to experience a decline in demand for our PC products and incurred net losses that were partially offset by increased demand for our higher margin consumer electronics products. We expect that the acquisition of eMachines will create a combined company that will be a strong player in the U.S. PC market across multiple channels of distribution and across both the low-end and higher-end PC markets, with sales in key international markets, particularly in the United Kingdom and Japan. We are also evaluating re-entry into other international markets.

The eMachines transaction is subject to customary closing conditions, including expiration of a regulatory waiting period, and is expected to close by mid-March 2004. For a discussion of certain risks associated with this transaction, see “Acquisition of eMachines” under “Business—Factors That May Affect Gateway’s Business and Future Results” on page 11 of this Annual Report.

The information presented in this Annual Report on Form 10-K does not give effect to the eMachines’ acquisition.

Available Information

You can access information about Gateway and our products and services at www.gateway.com. You can also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, free of charge, on our website at www.gateway.com, after we file the reports with or furnish them to the Securities and Exchange Commission. Gateway will also provide these reports in printed form to any stockholder who requests them from Gateway. The information on our website is not incorporated into this annual report. Gateway was incorporated as “Gateway 2000 Inc.” in 1986 and we changed our name to “Gateway, Inc.” in 1999.

Business Segments

We operated our business in two segments in 2003: Consumer and Professional. For further information on our operating segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to the Consolidated Financial Statements.

For a discussion of certain risks associated with Gateway’s operations, see “Business—Factors That May Affect Gateway’s Business and Future Results” beginning on page 11 of this Annual Report.

Consumer Sales

We market our PC and consumer electronics products and solutions directly to customers, primarily by placing advertisements on or through television, newspapers, magazines, radio, the Internet, the www.gateway.com website, local promotions and trade show appearances. We believe our creative marketing, including use of our trademarked Black-and-White Spot Design on product packaging, helps to generate significant brand awareness and a loyal customer base.

We sell our products and technology solutions directly to consumers primarily through four complementary distribution channels—phone sales, web sales, our nationwide network of Gateway retail stores, and a limited number of third-party channels. Gateway’s stores allow customers to see and evaluate products and obtain information from highly trained sales representatives. We believe that a significant number of our consumer customers take advantage of at least two of these channels before making their purchases.

During 2003, we closed 82 retail locations and exited the year with 190 Gateway retail stores located in the United States. These stores are generally open seven days a week and our sales call centers are open up to eighteen hours a day, seven days a week.

We believe a multi-channel approach, our low-cost sourcing model, and our well-known Gateway brand, should be competitive strengths for us as we continue to expand our product offerings in the PC and consumer electronics markets.

Professional Sales

During 2003, our professional sales and marketing activities focused on our core market segments: large corporate, small and medium business, education and government. To complement our professional sales efforts, Gateway also retains approximately 206 third-party network solutions providers who work with our professional sales force to deliver localized consultation and integration services to business, education and government customers in essentially all the top markets across the United States.

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

Gateway’s Custom Integration Solutions (“CIS”) program is designed to accommodate the needs of large professional customers who require specialized hardware, software and services that are not available as a part of our standard offerings. Our CIS group accelerates technology deployment for clients through integration of unique hardware and software and development of customized services to meet professional customer individual requirements.

PCs and Servers

We offer our customers a broad line of Gateway-branded PCs and servers. We market our PCs with recommended configurations, but our large professional customers can also custom-configure some of our PCs with a choice of microprocessor clock speeds, memory, storage capacities, as well as other options. The following are the key products within this class:

Desktop PCs.    Gateway offers a series of desktop PC products, developed to serve targeted customer segments. We offer a range of standard model series—the 310, 510, 710 and Gaming PC Series for consumers and the Gateway E-Series for professional customers, with each series having a number of recommended configurations with increasing levels of technology and features. In addition, Gateway provides an all-in-one desktop, the Profile Series, an all-in-one PC, TV, DVD, PVR, MP3 player, FM tuner and stereo system, the 610 Media Center and the FMC-901 Family Room Media Center PC. Large professional customers can purchase a configuration of our E-Series that they customize for their particular needs. Desktops represented over 48% of net sales in 2003.

Mobile PCs.    Gateway offers a series of mobile PC products to provide portable computing capabilities for both consumer and professional customers who operate in both a mobile and networked environment. The systems are available with docking stations and various multimedia applications. As with desktops, portables have a range of standard model series—the 200, M305, M350, M405, 450, M505 and M675 Series, with each series having a number of recommended configurations. Portables are designed to range from the very light 200 series products that can be undocked from the base unit and weigh about 2 pounds to the M675 Series, a high-end, feature-laden desktop replacement. Mobile PCs are a growing percentage of Gateway’s PC business, representing about 22% of net sales in 2003.

Tablet PC.    Weighing in at less than three pounds, our Tablet PC, which is a special product included within our mobile PC product line, couples the flexibility and ease of a simple notepad with the full computing power of a notebook PC. With its external mobile keyboard and docking station and stand, the Tablet PC is like a traditional notebook PC. However, when in tablet mode, our customers can write on it using a digitizer pen, providing an innovative, convenient computing experience. In addition, we offer a hybrid mobile-tablet PC, the Gateway M275 Series, which is a feature-packed notebook that easily transforms into a Tablet PC.

Servers, Storage and Networking.    Gateway also offers Gateway-branded servers and storage and networking products and related services for professional customers. Every Gateway server has an adaptable design and can be custom built with a variety of options to fit the customer’s needs. Gateway servers can be ordered in tower based or rack-mounted configurations, with Windows® operating software. Servers, storage and networking products and related services represented approximately 2% of net sales in 2003.

Consumer Electronics and Other Non-PC Products and Services

A key element of our growth strategy is to expand CE/non-PC products and services, particularly those under the Gateway brand. CE/non-PC products were previously referred to as “digital technology solutions,” and “beyond-the-box” offerings, and include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, plasma, LCD, and rear projection TVs, digital cameras, other consumer electronics products, enterprise systems and financing. Since May 2003, we added 118 new products and services in 22 new categories, exceeding our internal targets. CE/non-PC products and services represented approximately 28% of net sales in 2003.

Consumer Electronics Products.    During 2002, we began to offer a selected inventory of CE/non-PC products, many of which are branded under the Gateway name, in our Gateway retail stores as well as on our website and our call centers. We expanded our Gateway TV product line to include 12 models of plasma, LCD, and rear projection TVs. Initially launched in the fourth quarter of 2002, Gateway’s TV product line delivers a high picture quality television to consumers at attractive price points. Our plasma TV line is available in 42, 46 or 50-inch wide screen sizes, each providing an attractive ultra-thin design. Similarly, we introduced Gateway’s digital camera product line in the third quarter of 2003, which was quickly expanded to include 6 models in response to product demand. During 2003 we also expanded our line of home entertainment offerings to include a high-end surround sound system. We also offer a variety of home networking solutions. We plan to introduce additional CE/non-PC products in 2004.

Peripherals, Software and Other PC-Related Products.    We market printers, scanners, mobile PC accessories, monitors, CD and DVD burners, storage devices, surge protectors and other PC accessories that are manufactured by leading companies in their respective markets. We offer an increasing number of these products under the Gateway brand. We also market a broad range of third-party software offerings, from entertainment and productivity applications for the consumer market to vertical applications for various segments of the commercial and institutional markets. Peripherals, software and other PC-related products are sold in all four of our sales channels, including our website at www.gateway.com, where more than 7,000 products are available.

Services and Support

We provide customers with a number of additional offerings beyond Gateway’s standard warranty, service and support packages included with a typical product purchase.

Consumer Services Support.    In our consumer segment, our value added fee-based service and support offerings consist of extended service plans, including extended warranty and accidental damage programs, fulfillment of replacement parts, installation and integration services and technical support services.

Professional Services Support.    In our professional segment, our value added service and support offerings are designed to satisfy the needs of customers throughout the technology lifecycle. For this segment, we offer:

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

Customer Relationship Management.    Gateway’s Customer Relationship Management (“CRM”) system is designed to achieve high consumer and professional customer satisfaction levels and assists our sales force with respect to repeat and referral business and the delivery of quality service and support. With the increased use of CRM tools and processes, we expect to be able to provide more personalized products and services.

Multi-Channel Delivery.    We deliver customer service and support at the customer’s location, at Gateway retail stores, at third-party locations and via telephone and the web. Gateway believes the availability of services through multiple channels benefits customers by providing them with a range of service options. Phone support to consumers is provided by a variety of third-party call center partners. Our professional segment is supported internally.

Communications.    We offer a variety of Internet access service options and networking products and services to our consumer and professional customers. Our offerings include broadband Internet access service provided by a number of leading cable broadband providers and wireless communications offerings, as well as narrowband Internet access service and high-definition video services provided by third-party service providers.

Financing Programs.    In 2003, we partnered with a number of third-party consumer financing institutions who provided financing of approximately 26% of our consumer net sales on a non-recourse basis to Gateway.

Training.    Through our nationwide network of Gateway retail stores, as of February 1, 2004 we had approximately 1,968 classroom seats throughout the U.S., offering training on general PC usage, popular third-party software, Internet usage, digital devices, and networking services to our consumer and professional customers. We also offer a unique, Gateway-branded multi-media training solution that combines instructor-led, CD-ROM and Internet-based training classes that enhance customer convenience and accessibility.

Cooperative Research and Product Development

The PC and consumer electronics industries are characterized by rapid technological advances. Our ability to compete successfully is heavily dependent upon our ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. Our focus is primarily on coordinating and leveraging the research and development activities of a number of key technology partners and product or component providers. Our internal product development efforts are focused on designing and developing competitively priced PC systems and CE/non-PC products that adhere to industry standards and incorporate the technologies and features that we believe are most desired by our customers. In 2003 we expanded our presence in Taiwan by establishing a Taiwan branch office to help us facilitate communications with key international suppliers and to promote research and development activities. Our research and development expenditures in each of the last three years were less than 1% of net sales.

We rely on close and cooperative relationships with a wide range of suppliers and other advanced technology developers for research, development and engineering and to evaluate the latest developments in PC and consumer electronics technologies. Working with these companies, our engineers manage quality, integrate technologies and design product and system architecture. We believe that these relationships, together with market information obtained from our direct customer relationships, allow us to rapidly introduce and deliver appealing new products, software and services to the marketplace.

Manufacturing

We have designed our manufacturing process to provide a simplified line of PC products with standardized recommended configurations. We use third-party suppliers to manufacture Gateway-branded mobile PCs, most of our desktop PCs and our CE/non-PC products. All custom-configured desktop PCs are built at our own facility for our large professional customers, including the final assembly of our servers. Our production and quality assurance teams help ensure that all our products meet our quality specifications and applicable regulatory requirements.

Our desktop PC and server manufacturing operation for custom-configured desktop PCs in North Sioux City, South Dakota has been assessed and certified as meeting the requirements of the International Organization for Standardization (“ISO”) 9001-2000. The ISO 9001-2000 certification recognizes Gateway’s compliance with international standards for quality assurance. In an effort to maintain manufacturing excellence, we continue to identify and analyze those risks that impact our manufacturing ability. We utilize risk transfer methods and continuity planning to maintain our manufacturing capabilities. In addition, our major third-party desktop and mobile PC suppliers are ISO 9001-2000 certified.

Patents, Trademarks and Licenses

We hold over 300 U.S. and international patents and have a significant number of pending U.S. and international patent applications. Our portfolio includes a broad range of patents in the areas of computer related and information processing technologies, consumer electronics and manufacturing processes. A majority of the patents in our portfolio are recently issued patents. In addition to our own engineering resources, we work closely with consumer electronics and PC original design manufacturers, key component suppliers and other technology developers to develop products based on the latest technologies. Patents are sought for inventions that contribute to Gateway’s business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous, some of which require royalty payments. In addition, we have entered into patent licenses and cross-licenses to obtain access to other technology, and we license our own patents to others in return for royalty payments. Trade secrets developed by us are protected through formal procedures that include employee agreements and confidentiality agreements with other entities.

We own and use a number of trademarks on or in connection with our products and services, including Gateway and our Black-and-White Spot Design, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries. We believe these trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

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

Competition

The PC industry is characterized by aggressive pricing by several large branded and numerous additional branded and generic competitors, short product life cycles, and price sensitivity by customers. The level of pricing aggressiveness is accelerating, particularly in the low-priced end of the market. We also compete with consumer electronics companies and retailers with respect to our PCs and CE/non-PC products. Many of our competitors are larger and better funded than we are. Despite sales declines in 2003, we believe our direct sales model and sales offering of personalized technology solutions will be competitive advantages.

We believe we compete primarily on the basis of customer intimacy, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, multiple channel distribution, customer service and support, and by maintaining supplier relationships to enable us to bring products quickly to market.

In recent years, we and many of our competitors have regularly lowered prices. We expect these competitive pressures to continue in 2004 and that average sales prices for PCs and digital TVs will continue to decline. If we continue to reduce prices in response to such competition, without corresponding cost savings and product diversification, we may be unable to maintain or improve gross margins.

International Operations

During the third quarter of 2001, we discontinued our company-owned international operations outside of North America. During 2003, Gateway continued to sell products in Canada and Mexico through third-party retailers and resellers, in addition to sales and operations in the United States. In addition, we expanded our presence in Taiwan by establishing a Taiwan branch office in 2003 to help us facilitate communication with key international suppliers and to promote research and development and quality control activities. Although we have exited substantially all of our company-owned international operations, we are still in the process of finalizing the termination of a number of leases and fulfilling warranty obligations. If we complete the planned acquisition of eMachines, we will add sales primarily in the United Kingdom and Japan. We are also evaluating additional international markets.

Environment

Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to our operations or financial position. In addition, Gateway currently has an incentive program to encourage our PC customers to recycle or donate their old PC and monitor, regardless of brand or condition.

Employees

As of December 31, 2003, we had approximately 7,400 employees in the United States and 7 employees located in Taiwan. During 2003, we believe our employee relations were generally good.

Backlog

The backlog of unfilled orders was approximately $80 million at year-end 2003 and approximately $58 million at year-end 2002. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of our policy of allowing customers to cancel or reschedule orders under certain circumstances.

Seasonality

Gateway’s PC business has limited seasonality with stronger consumer sales in the second half of the year and stronger professional sales in the second and third quarters. Consumer electronics products sales tend to increase in the fourth quarter, although we have a limited history selling these products. Due to the increasing percentage of CE/Non-PC revenues to our overall revenues, we expect increased fourth quarter seasonality in the future.

Corporate Governance

The Gateway Board of Directors is elected by stockholders and is responsible for directing the management of business and affairs of Gateway. The Chief Executive Officer and senior management run Gateway’s day-to-day business operations. During 2002, the Board adopted formal Corporate Governance Guidelines. The Corporate Governance Guidelines are available for reading at www.gateway.com and will be provided in printed form to any stockholder who requests a copy from Gateway. The guidelines provide that the principal responsibilities of the Board, in addition to its general oversight responsibilities, include the: (a) selection, evaluation and compensation of the Chief Executive Officer and oversight of the selection and compensation of Gateway’s senior executive management; (b) oversight of succession plans for the CEO and key executive positions; (c) review and evaluation and, as appropriate, approval of Gateway’s financial and business performance, operations, key objectives, strategies, plans and actions; and (d) review of the processes in place to ensure the integrity of Gateway’s financial, accounting and control systems and the accounting principles and practices used to prepare the financial statements.

The current Board consists of six directors, five of whom are independent directors under the rules of the New York Stock Exchange and the sixth director is our Chairman and Chief Executive Officer, Theodore W. Waitt. Following the completion of the eMachines acquisition, Wayne Inouye, eMachines Chief Executive Officer will become Gateway’s Chief Executive Officer and join the Board, while Mr. Waitt will remain Chairman of the Board. The Board meets in regularly scheduled meetings as well as in special meetings. Beginning in 2002, all independent directors meet without management present during each regularly scheduled Board meeting, with a designated independent Board member chairing that segment of the meeting.

The Board has delegated a number of responsibilities to various committees of the Board. At the present time, the Board Committees are the Audit, Compensation, and Corporate Governance and Nominating Committees. The members of each committee are appointed by the Board. Currently, each committee consists entirely of independent directors. Each committee meets on a regularly scheduled basis and operates under a written charter approved by the Board, all of which are available for reading in their entirety at www.gateway.com and will be provided in printed form to any stockholder who requests a copy from Gateway.

The Audit Committee represents the Board in its general oversight of Gateway’s financial reporting, internal controls and audit functions. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of Gateway’s independent accountants. During 2003, PricewaterhouseCoopers LLP (“PwC”) was appointed as independent accountants of Gateway and the Audit Committee has appointed PwC as independent accountants for 2004, subject to stockholder approval. The Audit Committee also approves any non-audit services by the independent accountants. The Audit Committee meets regularly in separate sessions with senior management, internal audit and Gateway’s independent accountants.

The Compensation Committee reviews and approves salaries, bonuses and other compensation for our Chief Executive Officer and other senior executive management. In addition, the Compensation Committee administers Gateway’s 2000 Equity Incentive Plan, including reviewing and granting stock options and equity awards to officers and other employees.

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

Since early 2001, we have implemented a number of other corporate governance improvements to address both proposed and actual legal requirements, as well as best practices:

•	We updated our Code of Ethics and also expanded employee ethics training. Our Code of Ethics is applicable to all employees, including our chief executive officer, chief financial officer, principal accounting officer and controller, and our Board of Directors. Our Code of Ethics is available for reading in its entirety at www.gateway.com and will be provided in printed form to any stockholder who requests it from Gateway.

•	The Board of Directors appointed an Ethics Council reporting to the Board, consisting of three senior and executive vice presidents.

•	The Ethics Council reviews conflict-of-interest issues and advises the Audit Committee with respect to any waivers. The Audit Committee must approve waivers of conflict-of-interest for executive officers.

•	The Ethics Council periodically reports to the Board and the Audit Committee with respect to Code of Ethics matters. The Ethics Council also reviews with the Audit Committee any complaints received through Gateway’s confidential ethics hotline.

•	The Board will conduct an annual review of the Code of Ethics.

•	We revamped and republished our workforce on our records administration policy that includes controls on the retention of corporate records.

We continue to evaluate our corporate governance practices in light of best practices and changing regulatory requirements and anticipate additional changes as necessary or appropriate. In addition, an executed certification from our Chief Executive Officer stating that he is not aware of any violation by Gateway of the New York Stock Exchange’s corporate governance rules will be timely filed with the New York Stock Exchange with respect to the 2003 fiscal year.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Annual Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Annual Report.

Acquisition of eMachines.    There are significant risks and uncertainties associated with Gateway’s proposed acquisition of eMachines. For example, the acquisition, which remains subject to customary closing conditions, including expiration of a regulatory waiting period, may not be consummated, or it may not be completed by the end of the first quarter as anticipated. In addition, Gateway may fail to realize the growth opportunities and cost savings anticipated to be derived from the combination. If Gateway is not able to integrate its business with eMachines’ business as anticipated, the benefits of the transaction would not be realized fully or at all or may take longer to be realized than expected. For example, it is possible that the integration process could result in disruption to or loss of key suppliers, customers or employees. Although Gateway believes it will be strengthened by adding eMachines’ retail channel and value priced PC product lines, Gateway may not be able to successfully combine and use to its best advantage the differing distribution and product models of the two companies. For example, potential conflict between third-party retailers and Gateway’s retail stores may adversely impact our combined retail sales. In addition, there are risks and uncertainties relating to the combination of senior management teams, as contemplated by the eMachines transaction, under which the chief executive officer of eMachines will become the new chief executive officer of Gateway. There are also risks and uncertainties from potential market volatility arising from Gateway’s increased shares outstanding, subject to certain sale restrictions agreed to in connection with the transaction.

Competitive Market Conditions.    The PC and consumer electronics industries are characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, and price sensitivity by customers. We also compete with consumer electronics retailers and manufacturers with respect to our CE/non-PC products and services. Many of our competitors in the PC and consumer electronics industries have greater financial, marketing, manufacturing and technological resources. Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry. We compete primarily on the basis of customer satisfaction, value, technology, product offerings with new performance features, operational efficiency, quality, reliability, brand, our retail network and their locations, customer service and support and by maintaining supplier relationships to enable us to bring products quickly to market. Gateway has lost market share in the competitive PC market. In addition, we compete in the consumer electronics industry in part by offering new technology at value prices which at times are lower than prevailing market prices. To the extent we are unable to compete successfully in the PC and consumer electronics markets, our revenues and business prospects would be affected adversely. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices for PCs will continue to decline. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin consumer electronics and non-PC products.

General Economic and Business Conditions and Current Political Uncertainty.    Weak economic conditions in the United States since 2001 have adversely affected our product sales. Although there are signs of an economic recovery, if general economic and industry conditions fail to improve or again deteriorate, demand for our products could continue to be adversely affected, as could the financial health of Gateway’s suppliers and resellers. Reductions in state and federal budgets as a result of current economic conditions have adversely affected our sales to many of our customers in the public sector. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

Declining Net Sales; Continued Net Losses.    Our revenue growth and profitability depend significantly on the overall demand for PCs and related products and services. From 2000 until the latter half of 2003, the rate of general growth in demand for PCs and related products had slowed as a result of market maturation and deteriorating economic conditions. The rate of growth, market maturation and resulting competitive pressures has resulted in lower average selling prices for our PCs and has adversely impacted demand for our PCs and related products and services to a greater extent than it has impacted some of our PC competitors. In this environment of declining average sales prices, our revenues and PC market share have declined. As a result, we have experienced a net loss in 12 of the last 13 calendar quarters. Our results may continue to decline despite broadening of our product lines in the consumer electronics area. Continued deterioration in our PC unit sales would materially adversely affect Gateway’s future results of operations and financial condition.

Product Mix.    Our product mix significantly impacts our profitability. Our plans to improve gross margins depend substantially on increasing our sales of higher margin consumer electronics and non-PC products and services as a percentage of our net sales. While we have plans to continue increasing our marketing and sales efforts focused on consumer electronics and non-PC products and services, we have limited experience with these products and services and cannot predict market acceptance of our products with complete accuracy. If we are unable to increase sales of higher margin consumer electronics and non-PC products and services, or if margins decline in the CE/non-PC products and services we sell, our ability to return to profitability will likely be adversely impacted.

Attraction and Retention of Customers in a Cost-Effective Manner.    Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract new prospects and repeat customers to our various marketing channels, including our website, our telephone call centers and our retail stores, and then convert these interactions into closed sales transactions. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, there are no assurances that these efforts will be cost effective at attracting new customers or increasing transaction volume. In particular, we believe that the cost for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. If we do not achieve increased transaction volume, our ability to grow and become profitable would be adversely impacted.

Limited Consumer Electronics Sales History.    Our consumer electronics sales strategy was significantly expanded in 2003. Our limited experience selling high volumes of consumer electronics products may adversely impact our ability to forecast results.

Selling, General and Administrative Costs.    As a result of costs associated with selling and marketing our products and services, particularly in our retail stores, Gateway incurs higher selling, general and administrative costs as a percent of revenue, than many of our competitors. While SG&A costs, before restructuring and transformation expenses, decreased approximately $150 million in 2003 from 2002, total SG&A costs decreased by $103 million in part due to restructuring and transformation expenses. Future restructuring, business transformation or other expenses could increase our SG&A costs and could negatively impact our future results and financial condition. In addition, if Gateway is unable to develop and/or sell products with relatively high gross margins, our results of operations would be materially adversely affected by our higher SG&A cost structure, particularly in our retail stores.

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

During 2002 and 2003, we expanded the product offering in our retail stores beyond PCs, peripheral products and software, to include CE/non-PC products and services. We have limited experience as a major retailer of CE/non-PC products and services and if we are unable to compete profitably in these highly competitive retail markets, our results of operations and financial condition could be materially adversely affected. In addition, our modified business model requires additional inventory of products in our retail stores which increases our exposure to the risks of excess inventory or too little inventory if we are unable to forecast product demand accurately. Increased inventory levels present additional management and control risks. We are also increasingly exposed to other inventory risks described below.

During 2003, we closed 82 retail locations and exited the year with 190 Gateway retail stores. During the second half of 2003, we remodeled six pilot retail stores to better accommodate our broader product line and customer focused sales approach. The rest of our retail network was refurbished in the second half of 2003, with most of the stores completed in the third quarter. However, the remodeling investment may not result in substantially increased sales. If Gateway chooses to close a significant number of individual stores, we could incur substantial costs. Such costs could adversely affect our results and financial condition.

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

Outsourcing and Corporate Restructuring.    As part of our transformation, we are increasingly dependent upon third-party providers of products and services. During 2003, we outsourced a substantial portion of our manufacturing operations, service and support operations together with the implementation of new IT systems and a number of administrative services to third-party providers under contract. Although we have partnered with major vendors to implement these activities and systems, there is no assurance that we will avoid business interruptions in connection with the implementation of these activities or the possibility that the systems will not scale to meet the needs of our business. If we are unable to properly manage these outsourcing providers or accurately forecast our demand requirements of them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations, our results of operations could be adversely impacted. Our reliance on third party suppliers for the provision of employees could expose us to various legal claims relating to their employment status. Cost-cutting efforts have been implemented in recent periods and are contemplated in the future. Our ability to motivate employees and maintain employee morale during our restructuring and transformation may be adversely impacted by workforce reductions and general uncertainties. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Suppliers.    We require a high volume of quality products and components for our PC and CE/non-PC offerings, substantially all of which we obtain from outside suppliers. In some circumstances we maintain single-source supplier relationships, such as with Microsoft for operating system products and Intel for PC microprocessors. If the supply of a key material product or component is delayed or curtailed, our ability to ship the related product or service in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by maintaining insurance to protect ourselves against loss of profits due to a supplier’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply where appropriate and by using reputable and reliable suppliers. However, even where multiple suppliers are available, certain key components are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party suppliers for key products or components were to erode, the delay or curtailment of deliveries of such products or components could occur.

Our reliance on third-party suppliers of key products and components exposes us to potential product quality issues that could affect the reliability and performance of our products and services. While such outsourcing arrangements, including the outsourcing of a substantial portion of manufacturing, may lower the fixed cost of operations, they also reduce our direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues due to faulty products or components manufactured by third-party suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations, is disrupted by economic, business, environmental, political, medical, or military conditions or events, Gateway’s results of operations and financial condition could be adversely affected.

Consumer Financing.    Reduced availability of financing generally or additional tightening in consumer credit policies from our third-party financial partners could materially and adversely affect our operations and financial results. In 2003, third-party financial institutions provided financing of approximately 26% of our consumer net sales on a non-recourse basis to Gateway

Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions that give this lender the right to provide us with 60 days written notice of its intent to terminate further customer financing in the event of a change in control at Gateway or if Gateway does not meet certain financial liquidity conditions. In light of this, we have diversified the business among our three consumer financing partners. The objective of these efforts is to expand the customer financing available through our other existing partners and any additional financing partners to reduce or eliminate the risk associated with any termination of any one agreement. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by the remaining lenders, we may experience a decrease in consumer net sales from levels we might otherwise achieve.

Fraud and Online Commerce Security.    We bear some of the financial risk from products or services purchased via fraudulent payment methods, even though historically the financial risk has been immaterial. Although we have implemented a number of anti-fraud measures, a failure to adequately control fraudulent methods of payment could adversely affect our operations and financial results.

In addition, customer concerns over the security of transactions conducted on the internet or the privacy of user information may inhibit the growth of our web sales. To transmit confidential information, such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers and those of our service providers may be vulnerable to viruses, other harmful code or harmful activity transmitted over the internet. While we proactively search and protect against intrusions into our infrastructure, a virus, other harmful code or harmful activity could cause a service disruption.

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

Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC and consumer electronics industries. Our internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and CE/non-PC products. There is no assurance that we will continue to have access to or the right to use new technology, or be successful in incorporating such new technology in our products in a timely manner.

Third-Party Patents and Intellectual Property.    There is no assurance that we will continue to have access to existing or new third-party technology for use in our products. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, Gateway believes that based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses would be available on acceptable terms. If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties’ protected technology.

Because of technological changes in the PC and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe existing patents of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. In addition, we may not be able to rely on our outside suppliers to adequately defend any patent infringement claims against Gateway-branded consumer electronics products. If any outside suppliers of these Gateway-branded products is unable to uphold its contractual agreement to indemnify us from claims that Gateway is infringing patents of others, our future operating results and financial condition could be materially adversely affected.

Inventory Risks.    By distributing products directly to our customers, we have historically been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. If we are not successful in forecasting product demand, we could have excess or insufficient inventory of certain products. During 2003, we continued to expand the level of finished goods inventory of PCs and CE/non-PC products in our retail stores based on our expectations for demand, increasing the risk that we could have excess inventory in finished products. We ended the fourth quarter of 2003 with higher than anticipated levels of retail and other inventory of $114 million, of which $50 million is retail inventory. The retail inventory may decline in value if we are unable to sell it in a timely manner.

In addition, we maintain certain component products in inventory. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. For example, the continued decline in PC prices may decrease the value of any PC inventory in our retail stores.

Key Personnel.    Our success depends in large part on our ability to retain and attract key personnel. There can also be no assurance that we will continue to successfully retain or attract the management talent we need. The inability to retain or attract such key personnel could materially adversely affect our future operating results and financial condition.

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

Risks of Acquisitions, Joint Ventures and Strategic Alliances.    We have entered into certain strategic alliances and acquired certain businesses that we believe are complementary to our operations. We may make additional acquisitions and enter into joint ventures in the future. See Note 15 of the Notes to the Consolidated Financial Statements. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. These transactions may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in Gateway’s due diligence process, such as product quality issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to smoothly integrate the acquired companies’ marketing, production, development, distribution and management systems. In the case of certain strategic alliances involving services by third-parties to Gateway, we may be dependent upon the financial reporting methodology selected by our strategic partners for the calculation of payments to Gateway. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions. If we decide to issue Gateway Common Stock or other equity related purchase rights as consideration in a transaction, such as we decided in the case of the eMachines acquisition, current stockholders’ ownership percentage and earnings per share may become diluted.

Environmental Regulations.    Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. Although Gateway does not anticipate any material adverse effects in the future based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

Customer Sales Mix.    Our profits vary by type of customer and product mix. As a result, our results of operations and profitability for a particular period will depend, in part, on the corresponding mix of customers including increasing sales to professional customers and sales of CE/non-PC products to consumers. Government contracts are subject to the right of the government to terminate for convenience and subject to vendor suspension or disbarment in the event of certain violations of legal and regulatory requirements. In the event we do not meet such government requirements, Gateway’s results of operations and financial condition could be adversely affected.

Item 2.    Properties

The following are Gateway’s principal administrative and sales offices, production and manufacturing facilities, and support and training centers in the following locations:

Facilities	Square Footage	Owned or Leased	Description / Property Use

Poway, California	125,000	Leased	Corporate headquarters.

Lakewood, Colorado	59,000	Leased	Information technology and support center.

Kansas City, Missouri	222,000	Owned	Administrative; sales; customer support center.

North Sioux City, South Dakota	857,000	Owned	Production facility; customer sales and support center; training center; administration; and warehouse space.

North Sioux City, South Dakota	60,000	Leased	Customer pick-up; manufacturing; and warehouse space.

Sioux Falls, South Dakota (two facilities)	213,000	Owned	Consumer Sales and fulfillment of orders for add-on PC components

Taiwan, Republic of China	12,600	Leased	Office space.

As of December 31, 2003 we leased store space for our 190 retail locations throughout the United States. We are actively seeking to terminate or sublease 33 retail locations which we have closed. We also continue to actively market for sale or sublease warehouse, office and distribution facilities in Lake Forest, California; San Diego, California; Lakewood, Colorado; Beverly, Massachusetts; Vermillion, South Dakota; Salt Lake City, Utah; and Hampton, Virginia.

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

Item 3.    Legal Proceedings

Gateway is a party to various lawsuits, claims, including assertion of patent infringements, investigations and administrative proceedings that arise in connection with our business, including those identified below. Gateway evaluates such matters on a case by case basis, and our policy is to vigorously contest any such claims we believe are without merit.

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

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and subsequently transferred to the United States District Court in the Southern District of California. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to many of the patents asserted against Gateway. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Computer in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The three actions, which have been consolidated for all purposes but trial, are currently set for trial in October 2005.

As previously disclosed, Gateway was subject to an investigation by the Securities and Exchange Commission (“SEC”) primarily related to our fiscal year 2000. In April 2003, we voluntarily restated certain results of operations included in our 2001 Form 10-K, including certain revisions to our 2001 financial statements. In November 2003, Gateway reached an agreement with the SEC to resolve the matters covered by the investigation with respect to Gateway. Pursuant to the agreement, Gateway consented, without admitting or denying any findings, to entry of an administrative cease and desist order prohibiting any future violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws. In connection with the settlement, no fines or penalties were assessed against Gateway and no adjustments to Gateway’s prior financial statements were required. Gateway continues to cooperate fully in matters relating to the same time period and subject matter with respect to the SEC’s charges against three former officers of Gateway.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Gateway common stock is listed on the New York Stock Exchange under the trading symbol “GTW”. The following table sets forth the quarterly high and low price per share for our common stock as quoted at the close of trading on such date in 2003 and 2002:

	High	Low
2003:
1st quarter	$3.46	$2.02
2nd quarter	$3.99	$2.19
3rd quarter	$6.85	$3.55
4th quarter	$6.79	$4.11
2002:
1st quarter	$10.60	$4.36
2nd quarter	$6.65	$4.22
3rd quarter	$4.50	$2.75
4th quarter	$4.45	$2.61

Holders of Record

As of February 17, 2003, there were 5,128 holders of record of our common stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

Dividends

Gateway management believes the best use of cash is to fund internal growth and for general corporate purposes. As a result, we have not declared any cash dividends on our common stock since it was first publicly registered and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Item 6.    Selected Consolidated Financial Data

The following historical data was derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent auditors. This financial data should be read in conjunction with the consolidated financial statements and notes thereto beginning on page 38 of this Annual Report on Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21 of this Annual Report on Form 10-K. The information below is not necessarily indicative of the results of future operations.

	For the years ended December 31,
	2003	2002	2001		2000	1999
Consolidated Statements of Operations Data (in thousands, except per share data):
Net sales	$3,402,364	$4,171,325	$5,937,896		$9,252,083	$8,956,337
Income (loss) before cumulative effect of change in accounting principle	$(514,812)	$(297,718)	$(1,007,211	)(a)	$250,481	$427,944
Net income (loss)	$(514,812)	$(297,718)	$(1,031,062)		$238,630	$427,944
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.62)	$(0.95)	$(3.12)		$0.78	$1.36
Diluted	$(1.62)	$(0.95)	$(3.12)		$0.75	$1.32
Net income (loss) per share:
Basic	$(1.62)	$(0.95)	$(3.19)		$0.74	$1.36
Diluted	$(1.62)	$(0.95)	$(3.19)		$0.72	$1.32

	December 31,
	2003	2002	2001		2000	1999
Consolidated Balance Sheet Data (in thousands):
Total assets	$2,028,438	$2,509,407	$2,986,857		$4,180,645	$3,954,688
Long-term obligations, net of current maturities	$—	$—	$—		$2,548	$2,998
Series C redeemable convertible preferred stock	$197,720	$195,422	$193,109		$—	$—

(a)	Amount has been adjusted to reflect the reclassification of $4.3 million previously reported as an Extraordinary gain on early extinguishment of debt, net of tax, to Other income (loss), net as required by Statement of Financial Accounting Standard No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” adopted by the Company on January 1, 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Business—Factors that May Affect Gateway’s Business and Future Results” beginning on page 11 of this Report or that are otherwise described from time to time in our reports filed with the Securities Exchange Commission after this report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our financial statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has been a technology and direct-marketing pioneer, using our call centers, web site and retail stores to build direct customer relationships. As a branded integrator of personalized PC and consumer electronics products and services, we offer consumers, businesses, and government and educational institutions a wide range of plasma, LCD, and rear projection TVs, digital photo and video solutions, enterprise networking systems and services and other products which integrate with and complement our award-winning line of PCs.

Gateway faces a variety of challenges and opportunities inherent within the PC and consumer electronics industries which are characterized by rapid change, evolving customer demands and intense competition. We manage our business along two operating segments: consumer and professional. Our strengths revolve around our strong name recognition, our innovative product lines, unique business model and ability to maneuver quickly in the rapidly changing PC and consumer electronics industries. Key challenges we face include our ability to increase demand for Gateway products, our ability to continue lowering costs as part of our branded integrator transformation announced in the second quarter of 2003, managing our outsourced manufacturing supply, customer service and administrative relationships, anticipating changing customer demands, maintaining and growing PC market share (reversing market share declines) in both the consumer and professional segments in the face of intense competition, and continuing to grow our consumer electronics business at current or higher growth margin levels with increased competition from a number of business fronts.

During 2003, we continued to experience a significant decline in demand for our PC products offset in part by a significant increase in demand for our higher-margin consumer electronics products. Some of the key highlights from 2003 include:

•	Branded integrator strategy—During the second quarter of 2003, we announced our new branded integrator strategy with plans to introduce 50 new consumer electronics products in 15 categories. We ended the year having introduced 118 new products and services in 22 new categories, far exceeding targets set at introduction.

•	Store remodels—During the year, we refurbished 184 stores and remodeled 6 stores to create a high-touch PC and consumer electronics buying experience that both displays our new line of CE/Non-PC products and demonstrates the way they seamlessly work together. However, by the end of 2003, the stores had not met our expectations for increased sales.

•	Product fulfillment model—During the third quarter of 2003 we introduced our new product fulfillment model to transform the way we handle product sourcing, logistics and support services. The model is based on using strategic partners and collaborative planning with suppliers and in-house resources to make the company leaner, nimbler, and more responsive to our customers. We also established three new regional distribution hubs which should enable us to reach 90% of US customers and retail stores within 2 days. We experienced startup or transitional issues in the fourth quarter of 2003 related to our new fulfillment model that affected our customer delivery dates, product availability and volumes (particularly on the 610 Media Center PC, FMC-901 Family Room Media Center PC and HD plasma TVs) and customer satisfaction levels. The fulfillment model is still evolving and we expect to have these issues resolved in the first half of 2004.

•	Growth in consumer electronics product demand—Throughout the year, we continued to experience strong demand for our higher-margin consumer electronics offerings including digital cameras, TVs and other consumer electronics products. CE/non-PC revenue rose to $268 million in the fourth quarter 2003 and to $946 million for the full year, up 20% from $788 million in 2002. Sales of CE/non-PC products represented 28% of net revenues for 2003 as compared with 19% for 2002.

•	Restructuring and retail store closures—During the first quarter of 2003, we announced a $400 million cost reduction program which included the closure of 80 retail stores. By year-end, we achieved $260 million in cost of goods sold reductions and $150 million in sales, general and administrative cost savings in 2003.

We exited 2003 with net sales of $3.4 billion, an 18% decline over 2002 net sales of $4.2 billion. A substantial portion of this decline was due to the closure of the 82 retail stores, competitive pricing, our focus on growing our consumer electronics business, supply constraints and general market share loss. Gross margins for the year held steady at 14%, evidence as to the effectiveness of our cost reduction strategies. During 2003, we recorded $63 million, or approximately 1.8% of net sales, of transformation and restructuring charges to cost of goods sold.

Agreement to Acquire eMachines

On January 30, 2004, we announced our agreement to acquire eMachines for 50 million shares of Gateway common stock and approximately $30 million in cash. Under the agreement, Wayne Inouye, eMachines’ chief executive officer, will become the new chief executive officer of Gateway and a member of Gateway’s Board of Directors. Theodore W. Waitt, Gateway’s founder, will remain Chairman of the Board and Roderick M. Sherwood III will remain Gateway’s executive vice president and chief financial officer.

This acquisition combines our branded integrator strategy, consumer electronics leadership, scale and cash availability with eMachines low cost structure, PC market strength, and international presence. We expect the combined company will create a strong player in the U.S. PC market across multiple channels of distribution and across both the low-end and higher-end PC markets, with sales in key international markets, particularly in the United Kingdom and Japan. We expect to evaluate re-entry in other international markets.

The eMachines transaction is subject to customary closing conditions, including expiration of a regulatory waiting period, and is expected to close by mid-March 2004.

Outlook

Gateway’s growth plans are focused on new CE/non-PC product and solution introductions, competitive low-end PC offerings, our branded integrator strategy and related products, and networking products and services in the professional segment.

We expect that the pricing environment will continue to be challenging for 2004, potentially resulting in further decreases in average product prices.

Upon closing the eMachines’ transaction, we plan to leverage eMachines’ existing relationships in the retail channel to explore expanded distribution of Gateway’s consumer electronics products beyond our own channels. With this multi-channel approach, increased points of distribution and expanded product line, there is potential for enhanced growth across both our PC and consumer electronics businesses in the US and overseas, although restructuring actions could curtail this growth in 2004. Additionally, we expect that as we integrate, we will gain significant operating leverage by adopting many elements of eMachines’ efficient, low-cost model to our operating structure and to combine the best practices from both companies to continue driving reductions in the costs of goods sold and SG&A. We expect that, together, the scaling of more profitable lines of business and continued costs reductions will drive substantial margin synergies and cost savings and return us to profitability in 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gateway’s consolidated financial statements.

Management believes the following to be critical accounting policies whose application has a material impact on Gateway’s financial presentation. That is, they are both important to the portrayal of Gateway’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by us, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than Internet services, revenue from the sale of services that are rendered by third parties such as installation services is generally recognized when delivered. We offer our customers Internet services which are provided by third parties. The revenue associated with these services is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and have commenced formal dispute resolution proceedings as required by our agreement.

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

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. We do not expect default rates to be greater than 1% of professional segment net sales. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Gateway does not have a single customer that accounts for 10% or more of our revenue or accounts receivable.

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

Warranty Provision

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. We experienced a significant decline in our required warranty provision at the end of 2003 due to the shortening of our PC standard warranty periods and increased sales of consumer electronics products which typically have much shorter warranty periods, generally 90 days. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. If actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty liability would be required and would affect earnings in the period the adjustments are made.

Restructuring

Gateway has engaged and may continue to engage in restructuring actions which require our management to utilize significant estimates related to realizable values of assets made redundant or obsolete, expenses for severance and other employee separation costs, lease cancellation and other exit costs and estimates of future rental income that may be generated through the subleasing of excess facilities. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussion of restructuring charges in the Results of Operations section.

Taxes on Earnings

Gateway records a tax provision/benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback losses, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. As of December 31, 2003, our valuation allowance was $302 million and our net deferred tax asset had been reduced to $0. If we determine that it is more likely than not that our net deferred tax assets will be realized, our valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

Litigation

Gateway is currently involved in certain legal proceedings. When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (dollars in thousands):

	2003	Increase (Decrease)	2002	Decrease	2001
Net sales	$3,402,364	(18%)	$4,171,325	(30%)	$5,937,896
Gross profit	$463,564	(18%)	$566,205	(32%)	$838,192
Percentage of net sales	13.6%		13.6%		14.1%
Selling, general and administrative expenses	$974,139	(10%)	$1,077,447	(47%)	$2,022,122
Percentage of net sales	28.6%		25.8%		34.1%
Operating loss	$(510,575)	(0%)	$(511,242)	(57%)	$(1,183,930)
Percentage of net sales	(15.0%)		(12.3%)		(19.9%)
Net loss	$(514,812)	73%	$(297,718)	(71%)	$(1,031,062)

The following table summarizes Gateway’s net sales for the periods indicated by segment and by geographic region (dollars in thousands):

	2003	Decrease	2002	Decrease	2001
Net sales:			(a)
North America:
Consumer	$1,742,715	(27%)	$2,386,669	(19%)	$2,955,747
Professional	1,659,649	(7%)	1,784,656	(27%)	2,430,815

Total North America	$3,402,364	(18%)	$4,171,325	(23%)	$5,386,562
EMEA	—	0%	—	(100%)	229,026
Asia Pacific	—	0%	—	(100%)	322,308

Consolidated net revenues	$3,402,364	(18%)	$4,171,325	(30%)	$5,937,896

The following table summarizes Gateway’s net sales and by major product or service group (dollars in thousands):

	2003	As %	2002	As %	2001	As %
			(a)
Personal computers (PC)	$2,456,859	72%	$3,383,245	81%	$4,900,524	83%
CE/Non-PC	945,505	28%	788,080	19%	1,037,372	17%

Consolidated net revenues	$3,402,364	100%	$4,171,325	100%	$5,937,896	100%

(a)    Certain prior year amounts between segments have been reclassed to conform to current year presentation.

Net Sales

2003 vs. 2002

Net sales declined 18% in 2003 to $3.4 billion as compared with $4.2 billion in 2002. We shipped approximately 2.1 million PC units in 2003 as compared with 2.7 million PC units in 2002, a decrease of approximately 24%. The 2003 decline in PC unit shipments and net sales, particularly within the consumer segment, primarily stems from the closure of a number of retail stores, competitive pricing and general market share loss. Our fourth quarter 2003 PC market share was approximately 3.3% as compared with approximately 5.5% for the fourth quarter 2002, based on unit sales data from International Data Corporation. The consumer and professional segments represented 51% and 49%, respectively, of total net sales in 2003 compared to 57% and 43%, respectively, in 2002. There were no significant international sales in 2003 and 2002.

Consumer net sales and related PC unit shipments declined 27% and 38%, respectively, in 2003 from 2002. This decline in the consumer segment was driven primarily by the closure of retail stores in the first quarter of 2003 and decreases in desktop PC market share. The decrease in desktop PC market share was partly due to intense price competition in the low-end of the market and our strategy of offering higher margin, fully configured systems which meet our customers’ needs for more powerful computers with digital convergence capability. In 2003, third party financial institutions provided financing for approximately 26% of our consumer net sales. The consumer financing is on a non-recourse basis to Gateway.

Professional segment (previously referred to as business segment) net sales and unit shipments declined by 7% and 8%, respectively, in 2003 from 2002. The declines in professional segment net sales were attributable to declines in average selling prices and PC unit shipments resulting in a decrease in PC market share, particularly within the government and education sectors. Gateway’s professional segment continues to maintain an operating profit before unallocated corporate expenses.

CE/Non-PC (previously referred to as digital technology solutions or beyond-the-box) products accounted for $946 million or 28% of net sales in 2003 as compared to $788 million or 19% in 2002 due primarily to growth in our consumer electronics business reflected by a 169% increase in consumer electronics net sales for 2003 as compared with 2002. CE/Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital solutions and digital television products.

During 2003, we closed 82 retail locations and exited the year with 190 stores in the United States compared to 272 stores at the end of 2002. We are continuing to evaluate the retail stores and their locations in terms of contribution to multiple channels sales and financial results. This could result in a decision to close or relocate retail locations in the future. Additional store closures would incur substantial costs and potential loss of related revenue which could adversely affect our results of operations and financial condition in future periods.

PC average unit price (“PC AUP”) is calculated using total PC net sales divided by total PC units. PC AUP was $1,181 for 2003 compared to $1,232 for 2002. The decline in PC AUP is primarily the result of competitive pricing pressures. We expect PC AUP to continue to decline in 2004 based on competitive pressures and Gateway’s expansion in the low-end PC market.

2002 vs. 2001

Our net sales declined 30% in 2002 from 2001. We shipped approximately 2.7 million units in 2002 compared to 3.6 million units in 2001, representing a decrease of 25%. North America net sales decreased 23% in 2002 from 2001. The consumer and professional segments represented 57% and 43%, respectively, of total net sales in 2002 compared to 50% and 41%, respectively, in 2001. International net sales were 0% and 9% of total net sales in 2002 and 2001, respectively.

Consumer net sales and unit shipments declined 19% and 10%, respectively, in 2002 from 2001 primarily due to the closure of retail stores and our exit out of international markets in the third quarter of 2001. In 2002, third-party financial institutions provided financing of approximately 36% of our consumer net sales. In the professional segment in North America, net sales and unit shipments declined by 27% and 20%, respectively, in 2002 from 2001.

CE/Non-PC products and services accounted for $788 million in 2002, or 19% of net sales, compared to $1.04 billion in 2001, or 17% of net sales. The decline in CE/Non-PC revenue on a year-over-year basis was primarily attributable to the decline in unit shipments as well as our decision to discontinue certain non-profitable revenue streams and the insourcing of certain extended warranty service plans. For 2001 and 2002, CE/Non-PC included all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training internet services, digital solutions, digital television products and financing. Digital televisions were not introduced until fourth quarter 2002.

During the first quarter of 2001, we modified our strategic alliance with America Online, Inc. (AOL) whereby we converted existing gateway.net customers to the AOL-branded internet access in order to improve the customer experience and the economic return to Gateway for such subscribers. In addition, we began to participate earlier in a greater share of recurring income on new prepaid ISP subscribers. In the fourth quarter of 2002, AOL unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and commenced formal dispute proceedings as required by our agreement. In view of the uncertainty over our ultimate ability to collect the withheld amounts, we reduced 2002 net sales and gross margins by the approximately $16 million in dispute.

During 2002, we closed 24 retail locations and exited the year with 272 stores in the United States compared to 296 stores at the end of 2001.

Gross profit

2003 vs. 2002

Gross profit in 2003 declined to $0.5 billion, a decrease of approximately 18% from 2002. As a percentage of net sales, gross profit for 2003 remained consistent with 2002 at 13.6%. During 2003 and 2002, we recorded charges of $63 million (approximately 1.8% of net sales) and $16 million (approximately 0.5% of net sales), respectively, in cost of goods sold related to the closure of certain sites, severance obligations and transformation activities. For 2003, these charges were offset by $260 million in cost of goods sold reductions largely passed through to customers through competitive pricing, a shift in sales mix from lower-margin PCs to higher margin CE/Non-PC products and a $9 million margin benefit stemming from favorable developments related to a contingent liability. CE/non-PC sales accounted for approximately 80% and 58% of gross profit during 2003 and 2002, respectively, with no portion of the $63 million restructuring and transformation charge being allocated to our CE/Non-PC segment.

2002 vs. 2001

Gross profit in 2002 declined to $0.6 billion, a decrease of 32% from 2001. As a percentage of sales, gross profit for 2002 decreased to 13.6% from 14.1% in 2001. During 2002 and 2001, we recorded charges of $16 million and $116 million, respectively, in cost of goods sold related to the closure of certain sites and severance obligations. During 2001, we incurred an operating loss of $75 million related to our consumer financing portfolio, and recorded an additional $100 million charge to reduce the carrying value of those receivables to their net realizable value following our decision to sell the substantial balance of our consumer financing portfolio. The decline in gross margin percentage in 2002 compared to 2001 was primarily due to the decline in unit shipments, the value pricing and marketing strategy we adopted and maintained in 2002, the AOL dispute discussed above, a $4.8 million provision for losses shared with a third-party financing partner on an old loan portfolio, as well as the insourcing of certain extended warranty service plans discussed above, partially offset by the net impact of approximately $18 million for favorable determinations of litigation and contingent liabilities, and offset by lower restructuring and other special charges in 2002. We earned approximately $30 million in 2002, included in net sales, from our customers for certain extended warranty services, of which $6 million, included in net sales and associated cost of goods sold, relates to payments to the third-party provider of such services.

Selling, General and Administrative Expenses

2003 vs. 2002

Selling, general and administrative (“SG&A”) expenses totaled $1.0 billion in 2003 compared to $1.1 billion in 2002. The decline in SG&A was due to approximately $150 million in SG&A savings realized through store closures, headcount reductions, marketing efficiencies and other programs, partially offset by a $45 million increase in restructuring and transformation charges in 2003 compared to 2002. The 2003, SG&A restructuring and transformation charges included $96 million related to the closure of certain sites, severance obligations and the write down of capital assets, including the abandonment of certain information technology projects and $33 million representing transformation and outsourcing costs. See “Restructuring Activities” below for further information concerning 2003 and 2002 restructuring activities.

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

Restructuring Activities

Third Quarter of 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain facilities. Restructuring charges of $79 million ($48 million in cost of goods sold and $31 million in selling, general and administrative expenses) were recorded in 2003 to provide for these actions. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions will continue through the second quarter of 2004. In addition to the $79 million restructuring charge, we recorded $35 million ($2 million in cost of goods sold and $33 million in selling, general and administrative expenses) in store remodeling, consulting and other expenses related to our transformation into a branded integrator.

The nature of the restructuring charges related to the Q3 2003 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $28 million charge primarily related to severance benefits to terminated employees in the United States. We notified approximately 1,700 employees of termination during the third and fourth quarters of 2003, including approximately 600 manufacturing employees, 600 customer service employees and 500 administrative personnel.

•	Facilities/Capital/Operating Assets—Gateway recorded a charge of $51 million related to the closure of certain facilities and outsourcing of certain activities, including an accrual of approximately $12 million related to the present value of future lease commitments, net of expected recoveries, $18 million related to the write-down of long-lived assets and loss on the sale of certain information technology assets, $9 million related to the write-down of inventory resulting from outsourcing activities and $12 million in accelerated deprecation based on a change in the useful life of certain long-lived assets.

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. Restructuring charges of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) were recorded during 2003 to provide for these actions. Included in the $69 million restructuring charge was $35 million primarily associated with retail stores that were closed during the first quarter of 2003. The significant restructuring activities were completed during the first quarter of 2003, however; payments are expected to continue through 2005.

The nature of the restructuring charges related to the Q1 2003 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. We terminated approximately 1,900 employees during the first quarter of 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•	Facilities/Capital/Operating Assets—Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write-off of $34 million of abandoned fixed assets related to retail stores that were closed.

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

The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. We terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain of Gateway’s facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. We recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain of Gateway’s facilities.

•	Operating Assets—Gateway recorded a charge of $20 million related to the closing of 19 stores in the U.S. In connection with these store closings, we recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. Pre-tax charges of $454 million (including non-cash charges of $229 million) were recorded in 2001, to provide for these actions. The charges were included in cost of goods sold and selling, general and administrative expenses. In the first quarter of 2002, an adjustment to reduce these charges by $10 million was recorded due to higher than expected recovery on assets.

The nature of the charges related to the Q3 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded charges of $28 million and $5 million in the third and fourth quarters of 2001, respectively, related to severance benefits to terminated employees in the United States and Canada. We terminated approximately 2,600 employees in the United States during the quarter ended September 30, 2001, including approximately 600 manufacturing employees, 700 call center employees, 1,000 employees primarily related to sales and customer service and 300 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded charges of $92 million and $1 million, respectively, in the third and fourth quarters of 2001 related to the abandonment of certain capital assets, including $66 million primarily related to the abandonment of certain information technology projects in the United States and $17 million related to the impairment of assets that were abandoned. We accrued approximately $10 million principally related to future lease commitments, net of expected recoveries, and other costs, as a result of consolidation and closure of certain of our facilities.

•	Operating Assets—Gateway recorded a charge of $5 million, related to the closing of 6 stores in the United States. In connection with these store closings, we accrued approximately $3 million in the third quarter of 2001 in exit costs related to future lease commitments, net of expected recoveries. We also recorded $2 million in the third quarter of 2001 for the impairment of store assets that were abandoned during that quarter.

•	International Restructuring—During the third quarter of 2001, Gateway made the decision to exit substantially all of our then company-owned international operations. As a result, we recorded a charge of $301 million during the third quarter of 2001. The charge included $131 million for impairment of assets, $68 million associated with the settlement of certain contractual obligations, including warranty obligations to customers, repayment of an economic development grant and termination of contracts with service providers, $70 million related to severance for 1,300 employees in Europe and 1,500 employees in Asia Pacific, $19 million for lease commitments, net of expected recoveries, and $13 million related to administrative costs incurred in connection with the winding up of international operations. In the first quarter of 2002, an adjustment of $10 million was recorded primarily due to a higher than expected recovery on assets.

•	Other—In the third quarter of 2001, Gateway recorded a charge of $11 million related to the settlement of certain contractual obligations and $11 million for impairment of assets.

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

The nature of the charges related to the Q1 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $39 million charge related to severance benefits to terminated employees in the United States and Canada approximately, all of which was paid prior to December 31, 2001. We terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,850 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $99 million charge related to the abandonment of certain capital assets during the first quarter of 2001, including $78 million primarily related to the abandonment of certain information technology projects in the United States. In addition, we recorded $8 million principally related to lease commitments, net of expected recoveries, as a result of consolidating certain of Gateway’s facilities. We also reduced our estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense.

•	Operating Assets—Gateway recorded a charge of $81 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations. In connection with these store closings, we recorded approximately $27 million in exit costs related to future lease commitments, net of expected recoveries, and $42 million for impairment of store assets that were abandoned during the year ended December 31, 2001. We also reduced our estimate of the useful lives of assets related to stores that had not yet been closed and recorded $12 million of additional depreciation expense.

•	International Restructuring—Gateway recorded a charge of $48 million related to its international restructuring activities, including $7 million for lease commitments, net of expected recoveries, associated with the closing of stores, $16 million for impairment of assets at closed facilities, an accrual of $18 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. We also reduced our estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

•	Impairment of goodwill and related intangibles—In late March 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result, upon review of the estimated cash flows of the NECX business from the decision date to the disposition date and Gateway’s determination that the assets had no alternative future uses, the estimated value of the NECX goodwill was determined to be zero. Gateway consequently wrote off the unamortized value of the NECX goodwill, resulting in a $140 million impairment charge recorded in 2001.

•	Other—Other exit activities total $15 million for contract termination fees, including the service provider for gateway.net customers.

During 2001, Gateway recorded total restructuring and other special charges of $1.1 billion. Included in this amount is the $454 million and $422 million related to the Q3 2001 Plan and Q1 2001 Plan, respectively ($117 million is included in cost of goods sold for costs associated with the shutdown of domestic and international manufacturing sites, such as asset write downs and severance costs, and $759 million is included in selling, general and administrative expenses which consists of the impairment of goodwill and other assets acquired in the acquisition of NECX and the costs associated with the shutdown of the international operations and the alignment and closure of certain sites), a charge to other income (loss), net, of $50 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision, a charge of $134 million to other income (loss), net, relating to management’s determination that a number of Gateway’s investments and long-term note receivables were impaired on an other-than-temporary basis and a $100 million charge included in cost of goods sold to reduce the carrying value of Gateway’s consumer financing receivables, partially offset by $34 million in income included in other income (loss), net, associated with the consumer financing portfolio which was ultimately sold during the third quarter.

Operating Loss

2003 vs. 2002

Operating loss for 2003 totaled $511 million compared with $511 million in 2002. The operating loss in 2003 includes $192 million in restructuring and other special charges discussed above compared with $99 million in 2002. The operating losses for 2003 and 2002 largely resulted from the relatively low PC unit volumes compared to the fixed cost base and restructuring charges. This in turn reflected market share losses, store closures and competitive pricing.

Operating loss in 2003 for the consumer segment was $141 million compared to a loss of $183 million in 2002. This improvement in operating results is due to growth in CE/Non-PC product sales, Gateway’s cost of goods sold reduction initiatives and SG&A expense management, partially offset by declining PC product sales. Professional segment operating income in 2003 was $112 million compared to $114 million in 2002. The decrease in operating income for the professional segment is due to declining PC product sales related to market share losses in the government and education sectors, offset by improved mix of services and server products, Gateway’s cost of goods sold reduction initiatives and SG&A expense management.

Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges. Non-segment operating losses were $481 million in 2003 and $443 million in 2002.

2002 vs. 2001

Operating loss for 2002 totaled $511 million compared to $1.2 billion in 2001. The operating loss in 2002 includes $99 million in restructuring and other special charges discussed above. The operating loss in 2001 reflected the restructuring and other special charges of $975 and the $75 million loss from the consumer financing operations noted above.

Operating loss in 2002 for the consumer segment was $183 million compared to operating income of $15 million in 2001. Professional segment operating income in 2002 was $114 million compared to $220 million in 2001. The declines in operating income in the consumer and professional segments in 2002 were due to net sales softness and a de-leveraging of fixed expenses due to lower unit sales. The consumer segment loss in 2002 also reflects the aggressive pricing environment in the consumer segment. Non-segment expenses for 2002 totaled $443 million compared to $1.3 billion in 2001. This decrease is primarily the result of decreases in restructuring and other special charges described above. Operating income for the segments includes SG&A expenses directly attributable to the segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring and other special charges.

Other Income (Loss), Net

Other income (loss), net includes primarily interest income and expense, gains and losses from the sale of investments, charges for other than temporary declines of investments and foreign exchange transaction gains and losses. Other income (loss) net was $19 million in 2003, a decline from $35 million in 2002. The decrease in other income (loss), net, for 2003 compared to 2002 is primarily due to the favorable renegotiation and settlement of an acquisition liability and gains on the disposition of certain equity portfolio holdings in 2002, partially offset by write-downs of strategic investments in that year.

Other income (loss), net resulted in a loss of $95 million in 2001 including charges totaling $184 million to write-down the carrying value of our investments partially offset by income of $34 million associated with the sale of the consumer financing portfolio sold during the third quarter and a $7 million gain on early extinguishment which was reclassed from an extraordinary item, net of related tax, in 2003 upon adoption of SFAS No. 145.

Income Taxes

We recorded tax expense of $24 million in 2003 compared with a 2002 benefit of $178 million. The 2003 expense relates primarily to certain state income tax receivables and net deferred tax assets that have been deemed not recoverable. The 2002 tax benefit primarily reflects the impact of 2002 losses related to our domestic operations. We recorded a tax benefit of $272 million or 21.2% of our loss before income taxes and cumulative effect of change in accounting principle for the year ended December 31, 2001. The 2001 tax benefit rate reflects the impact of losses related to our foreign operations, certain restructuring and other special charges and the establishment of a valuation allowance against deferred tax assets related to unrealized capital losses associated with the investment impairments.

Liquidity and Capital Resources

At December 31, 2003, Gateway had approximately $1.1 billion in cash and marketable securities. Approximately $37.6 million was restricted cash at December 31, 2003, to provide for certain commitments and contingencies including $16.1 million in Standby Letters of Credit and Guarantees.

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

The following table presents selected financial statistics and information as of December 31 for the periods indicated (dollars in thousands):

	2003	2002	2001
Cash and marketable securities	$1,089,037	$1,066,721	$1,166,054
Days of sales in accounts receivable	22	17	17
Days inventory on hand	14	8	12
Days in accounts payable	51	27	34
Cash conversion cycle	(15)	(2)	(5)

Gateway generated $73 million in cash from operating activities in 2003, reflecting a $287 million income tax refund partially offset by $258 million of net loss adjusted for non-cash items. Other significant factors affecting cash provided by operations include a net increase in accounts receivable, inventory and other assets of $30 million (excluding the $287 million income tax refund) offset by a net increase in accounts payable, accrued and other liabilities of $74 million. The increase in accounts receivable was driven by an increased mix of professional sales. The increase in inventory was driven by the increased level of products stocked in the retail store network as well as transitional inventory for outsourcing of operational fulfillment processes while accounts payable increased in connection with new supply and manufacturing agreements. We used approximately $73 million cash for capital expenditures and $530 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $401 million, while generating $20 million in proceeds from a note receivable. We also used $9 million to pay preferred dividends and generated $2 million through stock option exercises.

For 2002, we used $25 million of cash to support operations, including $197 million of net loss adjusted for non-cash items. Other significant factors affecting available cash included an increase in other liabilities of $55 million and an increase in inventory, accounts receivable and other assets of $34 million, due in large part to the collection of income tax refunds of approximately $425 million in the first and third quarters, offset by the current income tax receivable of $305 million, and inventory reduction efforts throughout the supply chain, particularly in components and subassemblies. This increase was largely offset by a decrease in accounts payable, accrued liabilities and royalties of $243 million, due primarily to payments associated with restructuring activities initiated in 2001 and the first quarter of 2002. We used approximately $78 million cash for capital expenditures and $614 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $436 million, while generating $10 million in proceeds from the sale of finance receivables and $11 million from the sale of an investment. We also used $6 million to pay preferred dividends.

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

In December 2001, we extinguished our $200 million convertible note to AOL through the issuance of 50,000 shares of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”), resulting in again of $6.8 million. The Series C Preferred Stock bears a 1.5% annual dividend, paid semi-annually and has a face value of $200 million. The holder can put the Series C Preferred Stock to us in December 2004, 2009 and 2014 (or earlier in the event of a change in control or other fundamental events) at face value and we can satisfy this put option in cash or registered common stock, or a combination thereof, at our option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2014, provided our common stock trades over $33.68 for 5 consecutive days. In addition, we can redeem the Series C Preferred Stock at any time after December 2004 for cash in an amount equal to the face value plus accrued and unpaid dividends.

In December 2001 we also issued to AOL $200 million of Series A Convertible Preferred Stock, bearing an annual dividend of 2.92% paid quarterly. Our Series A Preferred Stock and the Series C Preferred Stock are subject to certain limitations on transfer and certain registration rights. See Note 7 to the consolidated financial statements included herein for further information. Our Series A Preferred Stock will automatically convert into our common stock in December 2004 at a conversion rate between $8.99 and $10.07 per share based on the fair value of our common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of December 31, 2003, the Series A would convert into a total of 22,238,283 shares of our common stock. The preferred stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances.

We will incur certain registration obligations relating to our common stock to be issued in connection with our acquisition of eMachines, subject to lock-up agreements. Sales or the availability for sale of a substantial number of shares of our common stock could adversely affect the trading price of our securities.

We believe that our current sources of working capital, provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Forward Looking Statements” and “Business—Factors that May Affect Gateway’s Business and Future Results” as well as “Outlook” that could affect our estimates of future financial needs and sources of working capital.

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

Contractual Obligations

The cash impact of our contractual obligations associated with operating leases, royalty and licensing agreements, purchase obligations and restructurings announced in 2001, 2002 and 2003 is as follows:

	Payments due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$181,518	$39,635	$62,747	$51,379	$27,757
Royalty/Licensing agreements	76,221	35,922	13,128	12,217	14,954
Restructuring(2)	47,892	36,242	5,700	2,700	3,250
Estimated purchase obligations(3)	341,832	341,832	—	—	—

Total	$647,571	$453,739	$81,575	$66,296	$45,961

(1)	Represents lease obligations net of anticipated sublease cash receipts. See Note 5 to the financial statements for additional information.
(2)	See Note 14 to the financial statements for detailed information about our restructuring activities.
(3)	Purchase obligations include agreements to purchase goods or services (such as minimum levels of outsourced support services) that are enforceable, legally binding and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase. These figures exclude agreements or amounts that are cancelable without penalty. The materials purchase obligation portion of this amount represents approximately 6 weeks of supply in our manufacturing channel.

We have royalty-bearing license agreements that allow us to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

Off-Balance Sheet Arrangements and Other

Gateway does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPEs or VIEs.

During the normal course of business, Gateway makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to our customers and licensees in connection with the use, sales and/or license of our products, (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of Gateway and (iii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, Gateway has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the company could be obligated to make. Gateway has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an item, net of related income tax effects. The Company previously reported an extraordinary gain on the early extinguishment of debt, net of related tax in 2001 of $4.3 million. The adoption of this Statement in 2003 resulted in a reclassification of that amount, $6,890 gross of tax, to other income (loss), net and a $2,549 decrease in our benefit for income taxes for 2001.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of 2004. The Company does not believe the adoption of FIN 46-R will have a material impact on its financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are generally not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Marketable equity securities that have certain regulatory disposal limitations could contain some market risk. Regarding long-term investments, Gateway holds and expects to continue to consider investments in minority interests in companies having operations or technology in areas within Gateway’s strategic focus. Many of these investments are in early stage companies, investment funds or Internet or e-commerce companies where operations are not yet sufficient to establish them as profitable concerns. Certain of these investments are in publicly traded companies whose share prices are highly volatile. Adverse changes in market conditions such as occurred in the years starting in 2000, and poor operating results of certain of these underlying investments, have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of our investments. As of December 31, 2003, we held long term investments of approximately $15 million.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Auditors

To the Board of Directors and Stockholders of Gateway, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gateway, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, Gateway adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

January 30, 2004

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per share amounts)

	2003	2002	2001
Net sales	$3,402,364	$4,171,325	$5,937,896
Cost of goods sold	2,938,800	3,605,120	5,099,704

Gross profit	463,564	566,205	838,192
Selling, general and administrative expenses	974,139	1,077,447	2,022,122

Operating loss	(510,575)	(511,242)	(1,183,930)
Other income (loss), net	19,328	35,496	(94,964)

Loss before income taxes and cumulative effect of change in accounting principle	(491,247)	(475,746)	(1,278,894)
Provision (benefit) for income taxes	23,565	(178,028)	(271,683)

Loss before cumulative effect of change in accounting principle	(514,812)	(297,718)	(1,007,211)
Cumulative effect of change in accounting principle, net of tax	—	—	(23,851)

Net loss	$(514,812)	$(297,718)	$(1,031,062)
Preferred stock dividends and accretion	(11,138)	(11,323)	—

Net loss attributable to common stockholders	$(525,950)	$(309,041)	$(1,031,062)

Basic and diluted net loss per share:
Loss per share before cumulative effect of change in accounting principle	$(1.62)	$(0.95)	$(3.12)
Cumulative effect of change in accounting principle	—	—	(0.07)

Basic and diluted net loss per share	$(1.62)	$(0.95)	$(3.19)

Basic and diluted weighted average shares outstanding	324,160	324,020	323,289

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands, except per share amounts)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$349,101	$465,603
Marketable securities	739,936	601,118
Accounts receivable, net	210,151	197,817
Inventory	114,136	88,761
Other, net	250,153	602,073

Total current assets	1,663,477	1,955,372
Property, plant and equipment, net	330,913	481,011
Intangibles, net	13,983	23,292
Other assets, net	20,065	49,732

	$2,028,438	$2,509,407

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$415,971	$278,609
Accrued liabilities	277,455	364,741
Accrued royalties	48,488	56,684
Other current liabilities	257,090	240,315

Total current liabilities	999,004	940,349
Other long-term liabilities	109,696	127,118

Total liabilities	1,108,700	1,067,467

Commitments and contingencies (Note 5)

Series C redeemable convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2003 and 2002	197,720	195,422

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding in 2003 and 2002	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 324,392 shares and 324,072 shares issued and outstanding in 2003 and 2002, respectively	3,244	3,240
Additional paid-in capital	734,550	732,760
Retained earnings (Accumulated deficit)	(218,571)	307,379
Accumulated other comprehensive income	2,795	3,139

Total stockholders’ equity	722,018	1,246,518

	$2,028,438	$2,509,407

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(514,812)	$(297,718)	$(1,031,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	163,973	159,458	199,976
Provision for uncollectible accounts receivable	11,297	11,139	23,151
Deferred income taxes	6,000	257,172	(27,282)
Loss on investments	808	30,272	186,745
Write-down of long-lived assets	66,397	52,975	418,304
Gain on settlement of acquisition liability	—	(13,782)	—
Loss on sale of property	6,052	—	—
Cumulative effect of change in accounting principle	—	—	23,851
Gain on extinguishment of debt	—	—	(6,890)
Other, net	1,941	(1,929)	(1,707)
Changes in operating assets and liabilities:
Accounts receivable	(23,633)	11,020	301,630
Inventory	(25,375)	31,505	194,799
Other assets	306,258	(76,975)	21,729
Accounts payable	137,716	(59,856)	(442,312)
Accrued liabilities	(95,117)	(103,868)	(87,714)
Accrued royalties	(8,196)	(79,014)	(2,747)
Other liabilities	39,382	54,924	(40,810)

Net cash provided by (used in) operating activities	72,691	(24,677)	(270,339)

Cash flows from investing activities:
Capital expenditures	(72,978)	(78,497)	(199,493)
Proceeds from sale of investment	—	11,100	—
Purchases of available-for-sale securities	(530,323)	(614,023)	(638,869)
Sales of available-for-sale securities	401,109	436,316	356,071
Proceeds from the sale of financing receivables	—	9,896	569,579
Purchase of financing receivables, net of repayments	—	—	(28,476)
Proceeds from notes receivable	20,045	—	50,000
Other, net	—	—	189

Net cash provided by (used in) investing activities	(182,147)	(235,208)	109,001

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	200,000
Principal payments on long-term obligations and notes payable	—	—	(3,984)
Proceeds from stock issuance	—	—	200,000
Payment of preferred dividends	(8,840)	(5,878)	—
Stock options exercised	1,794	367	9,431

Net cash provided by (used in) financing activities	(7,046)	(5,511)	405,447

Foreign exchange effect on cash and cash equivalents	—	—	2,893

Net increase (decrease) in cash and cash equivalents	(116,502)	(265,396)	247,002
Cash and cash equivalents, beginning of year	465,603	730,999	483,997

Cash and cash equivalents, end of year	$349,101	$465,603	$730,999

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance, January 1, 2001	—	$—	323,955	$3,239	552	$(21,948)	$741,646	$1,647,482	$7,067	$2,377,486
Issuance of preferred stock	50	200,000								200,000
Issuances of common stock and warrants, including tax benefit of $1,120			18	—	(552)	21,948	(10,023)			11,925
Net loss								(1,031,062)		(1,031,062)
Foreign currency translation									(3,165)	(3,165)
Unrealized gains on available for sale securities, net									9,900	9,900

Balance, December 31, 2001	50	$200,000	323,973	$3,239	—	$—	$731,623	$616,420	$13,802	$1,565,084

Issuances of common stock and warrants, including tax benefit of $75			99	1			1,137			1,138
Dividends declared and accretion of redeemable preferred stock								(11,323)		(11,323)
Net loss								(297,718)		(297,718)
Foreign currency translation									2,656	2,656
Unrealized gains on available for sale securities, net									795	795
Realized gain included in net loss									(14,114)	(14,114)

Balance, December 31, 2002	50	$200,000	324,072	$3,240	—	$—	$732,760	$307,379	$3,139	$1,246,518

Issuances of common stock and warrants			320	4			1,790			1,794
Dividends declared and accretion of redeemable preferred stock								(11,138)		(11,138)
Net loss								(514,812)		(514,812)
Foreign currency translation									355	355
Unrealized loss on available for sale securities, net									(699)	(699)

Balance, December 31, 2003	50	$200,000	324,392	$3,244	—	$—	$734,550	$(218,571)	$2,795	$722,018

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

Gateway, Inc. (“Gateway”) is a direct marketer of personal computers (“PCs”) and PC-related products and services and consumer electronics products and services. Consumer electronics and other non-PC related products and services (“CE/non-PC”) consist of all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs, digital cameras and enterprise system and networking products and services.

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

(b)    Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Gateway’s key estimates include our provisions for sales returns, bad debts in accounts receivable, inventory obsolescence, product warranties, restructuring activities, tax assets and litigation matters.

(c)    Cash and Cash Equivalents:

Gateway considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

(d)    Marketable Securities and Long-Term Investments:

Marketable securities consist of mutual funds, equity securities, commercial paper and debt securities with market values that approximate their amortized cost. Marketable securities are classified as available-for-sale and are adjusted to their fair market value using quoted market prices. Long-term investments, including publicly traded equity securities, represent minority investments in companies having operations or technology in areas consistent with Gateway’s strategic focus. Certain of the investments carry restrictions on immediate disposition and are included within long-term other assets, net. Fair value is determined based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of marketable securities, the specific identification method is used to determine the cost basis in computing realized gains or losses.

Gateway regularly monitors and evaluates the realizable value of its investments. When assessing the investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than our original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Gateway also reviews the financial statements of the investee to determine if the investee is

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve operating results. If events and circumstances indicate that an other-than-temporary decline in the value of these assets has occurred, Gateway records an impairment charge to Other income (loss), net.

(e)    Inventory:

Inventory, which is comprised of component parts, subassemblies and finished goods, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as peripherals, software not included with the PC and accessories. On a quarterly basis, Gateway compares on a part by part basis, the amount of the inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. The writedowns for excess or obsolete inventory reflected in Gateway’s consolidated balance sheets at December 31, 2003 and 2002 are considered adequate by Gateway’s management.

(f)    Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, as follows:

Estimated Useful Life (Years)
Office and Production Equipment	3-7
Furniture & Fixtures	10
Internal Use Software	3-5
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

During 2003, Gateway reduced the estimated useful service lives for certain furniture and fixtures and leasehold improvements in our stores and certain information technology assets related to our outsourcing initiatives. These changes in accounting estimates resulted in additional depreciation expense of $21.7 million for 2003.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which is protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(j)    Warranty:

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. A summary of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and other long-term liabilities, is as follows, in thousands:

	2003	2002
Accrued warranty, beginning of the year	$67,141	$102,706
Accruals for warranties issued during the period	114,042	131,687
Settlements made	(154,286)	(167,252)

Accrued warranty, end of the year	$26,897	$67,141

Gateway experienced a significant decline in its warranty provision at the end of 2003 due to the shortening of PC standard warranty periods and increased sales of consumer electronics products which typically have much shorter warranty periods, generally 90 days.

(k)    Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of products is recognized upon delivery of the products to customers. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties such as installation services is generally recognized when delivered. We offer our customers’ internet services which are provided by third-parties. The revenue associated with these services is recognized as the services are provided based on subscriber counts, which are reported to Gateway by the service providers.

Gateway records reductions in revenue in the current period for future product returns related to current period sales. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives, including, among other things, trade-ins and referral credits.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway offers customers an option to purchase extended warranties. Revenue from extended warranty sales is deferred and recognized over the warranty service period. A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and other long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

	2003	2002
Extended warranty deferred revenue, beginning of the year	$147,599	$71,072
Additions to extended warranty deferred revenue	163,265	138,188
Extended warranty revenue recognized	(94,074)	(61,661)

Extended warranty deferred revenue, end of the year	$216,790	$147,599

(l)    Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented.

(m)    Advertising Costs:

Advertising costs are charged to expense as incurred. Advertising expenses were approximately $188 million, $215 million, and $240 million for 2003, 2002 and 2001, respectively.

(n)    Income Taxes:

The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Other current liabilities include tax liabilities related to current or future federal, state or foreign tax audits.

(o)    Net Loss Per Share (in thousands):

Basic earnings per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net loss attributable to common stockholders and the combination of dilutive-potential common stock and the weighted average number of common shares outstanding during the period. Diluted shares for the years ended December 31, 2003, 2002 and 2001 excludes 24,227, 22,378, and 2,703 weighted average incremental shares respectively, related to employee and director common stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price or assuming the “if converted” method for the Series A Convertible Preferred Stock as their effect is anti-dilutive given the Company’s net loss. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating earnings per share as the contingency was not met as of December 31, 2003. In addition, for the years ended December 31, 2003, 2002, and 2001 Gateway has excluded 47,082 shares, 52,498 shares, and 44,728 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

See Note 15 for discussion of additional shares expected to be issued in the first quarter of 2004.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Stock-based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

No stock-based employee compensation cost is reflected in net loss for 2003, 2002 and 2001 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have resulted in the following pro forma amounts (in thousands, except per share amounts):

	2003	2002	2001
Net loss attributable to common stockholders—as reported	$(525,950)	$(309,041)	$(1,031,062)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,439)	(35,341)	(72,461)

Net loss attributable to common stockholders—pro forma	$(553,389)	$(344,382)	$(1,103,523)

Basic and diluted net loss per share—as reported	$(1.62)	$(0.95)	$(3.19)
Basic and diluted net loss per share—pro forma	$(1.71)	$(1.06)	$(3.41)

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

Gateway uses foreign currency forward contracts to hedge foreign currency transactions. These forward contracts are designated as cash flow hedges and generally have three to six month terms. Gains and losses from these contracts were not material for the 2003, 2002 or 2001. Additionally, Gateway holds warrants as investments in connection with certain strategic relationships. On January 1, 2001, Gateway’s financial statements were adjusted by an expense of $24 million, net of tax, to record the cumulative effect of adopting this accounting principle.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r)    Segment Data:

Gateway reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of Gateway’s reportable operating segments. Gateway’s segments are consumer and professional.

(s)    New Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. The Company previously reported an extraordinary gain on the early extinguishment of debt, net of related tax in 2001 of $4.3 million. The adoption of this Statement in 2003 resulted in a reclassification of that amount, $6,890 gross of tax, to other income (loss), net and a $2,549 decrease in our benefit for income taxes for 2001.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of 2004. The Company does not believe the adoption of FIN 46-R will have a material impact on its financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Selected Balance Sheet Information and Comprehensive Loss (in thousands):

	2003	2002
Cash and cash equivalents
Unrestricted Cash and cash equivalents	$311,520	$420,729
Restricted cash	37,581	44,874

	$349,101	$465,603

Accounts receivable, net:
Accounts receivable	$215,759	$202,937
Allowance for uncollectible accounts	(5,608)	(5,120)

	$210,151	$197,817

Inventory:
Components and subassemblies	$37,894	$39,589
Finished goods	25,798	24,333
Retail inventory	50,444	24,839

	$114,136	$88,761

Other current assets:
Income taxes receivable	$—	$304,593
Deferred income taxes	—	45,927
Prepaid expenses	49,549	99,783
Other	200,604	151,770

	$250,153	$602,073

Property, plant and equipment, net:
Land	$11,062	$11,065
Leasehold improvements	99,204	138,999
Buildings	91,641	97,149
Construction in progress	43,220	46,087
Internal use software	304,101	275,666
Office and production equipment	288,439	360,385
Furniture and fixtures	85,307	103,570
Vehicles	525	638

	923,499	1,033,559
Accumulated depreciation and amortization	(592,586)	(552,548)

	$330,913	$481,011

Intangibles:
Intangibles	$50,550	$50,550
Accumulated amortization	(36,567)	(27,258)

	$13,983	$23,292

Other assets:
Long-term investments	$14,642	$43,678
Other	5,423	6,054

	$20,065	$49,732

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2002
Accrued liabilities:
Warranty	$23,992	$61,610
Restructuring	47,892	53,942
Other	205,571	249,189

	$277,455	$364,741

Other current liabilities:
Deferred revenue	$109,999	$78,283
Other	147,091	162,032

	$257,090	$240,315

Other long-term liabilities:
Deferred revenue	$106,791	$81,660
Warranty	2,905	5,531
Other	—	39,927

	$109,696	$127,118

Series C redeemable convertible preferred stock:
Beginning balance	$195,422	$193,109
Accretion	2,298	2,313

Ending balance	$197,720	$195,422

Accumulated other comprehensive income:
Foreign currency translation	$100	$(255)
Unrealized gain on available-for-sale securities	2,695	3,394

	$2,795	$3,139

	2003	2002	2001
Other comprehensive loss:
Net loss	$(514,812)	$(297,718)	$(1,031,062)
Foreign currency translation	355	2,656	(3,165)
Unrealized (loss) gain on available-for-sale securities, net	(699)	795	9,900
Realized gain included in net loss	—	(14,114)	—

Total comprehensive loss	$(515,156)	$(308,381)	$(1,024,327)

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable Securities and Long-Term Investments:

At December 31, 2003 and 2002, the carrying value of Gateway’s short-term and long-term investments is as follows (in thousands):

	2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Carrying Value
State and municipal securities	$24,784	$75	$—	$—	$24,859
Mortgage-backed securities	133,686	381	(750)	—	133,317
US Government and agencies	157,775	382	(115)	—	158,042
Corporate debt securities	421,030	2,820	(132)	—	423,718

Total marketable securities	$737,275	$3,658	$(997)	$—	$739,936

Long-term publicly traded equity investments	$17,792	$—	$—	$(3,150)	$14,642

	2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Declines	Carrying Value
State and municipal securities	$10,833	$47	$—	$—	$10,880
Mortgage-backed securities	144,761	1,033	(521)	—	145,273
US Government and agencies	217,079	2,423	(102)	—	219,400
Corporate debt securities	225,017	1,550	(1,002)	—	225,565

Total marketable securities	$597,690	$5,053	$(1,625)	$—	$601,118

Long-term publicly traded equity investments	$46,948	$—	$—	$(23,315)	$23,633
Other long-term investments	25,813	—	—	(5,768)	20,045

Total long-term investments	$72,761	$—	$—	$(29,083)	$43,678

Gateway’s investments in debt securities consist of state and municipal securities, mortgage-backed securities, US Government and agencies securities and corporate securities. The following table summarizes debt maturities, excluded mortgage-backed securities which are not due on a single maturity date, at December 31, 2003 (in thousands):

	Amortized Cost	Carrying Value
Less than one year	$110,193	$110,842
Due in 2-3 years	409,127	411,173
Due in 4-5 years	30,650	30,684
Due after 5 years	53,619	53,920

	$603,589	$606,619

Due to other than temporary declines in the market value of its investment portfolio, Gateway recorded pre-tax charges of $3 million, $29 million and $134 million in 2003, 2002 and 2001, respectively.

During 2001, Gateway recorded charges to other income (loss) totaling $150 million comprised of: $50 million to write-down to fair value the securities and a long-term note receivable from a cost basis investee as a result of a dispute with the investee company which substantially called into question the recoverability of

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the receivable; and the $134 million pre-tax charge described in the previous paragraph. These were partially offset by $34 million in income included in other income (loss), net associated with the consumer financing portfolio which was ultimately sold during the third quarter of 2001.

5.    Commitments, Contingencies and Concentrations:

Commitments:

Gateway leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2027. Rent expense was approximately $42 million, $56 million and $84 million for 2003, 2002 and 2001, respectively. Gateway also subleases certain facilities. Sublease income was approximately $7.2 million, $4.2 million and $1.4 million for 2003, 2002 and 2001, respectively.

Gateway has entered into licensing and royalty agreements that allow us to use certain hardware and software intellectual properties in our products. Total royalty expense is expected to be greater than the minimum amount stated below for these periods.

Future minimum lease payments and sublease income under terms of operating lease agreements, minimum royalty payments under royalty agreements and accrued restructuring commitments as of December 31, 2003 are as follows (in thousands):

	Lease Obligations	Sublease Income	Net Lease Payments	Royalty Agreements	Restructuring Liabilities
2004	$47,633	$7,998	$39,635	$35,922	$36,242
2005	41,243	8,188	33,055	6,645	4,350
2006	37,944	8,252	29,692	6,483	1,350
2007	36,303	7,722	28,581	6,483	1,350
2008	29,302	6,504	22,798	5,734	1,350
Thereafter	52,775	25,018	27,757	14,954	3,250

Total	$245,200	$63,682	$181,518	$76,221	$47,892

Certain of our operating lease commitments have been accrued for in connection with our restructuring actions. See Note 14 for further information.

Gateway has an arrangement whereby we share in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. Financing originations under this arrangement ended in the second quarter of 2001. Gateway’s maximum exposure under this loss sharing arrangement is approximately $6.5 million at December 31, 2003. The estimated losses are provided for in Gateway’s financial statements; however, if the actual losses prove to be greater than estimated it could affect Gateway’s future results of operations.

Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at December 31, 2003, amounting to $16.1 million.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with our business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims we believe are without merit.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia which was subsequently transferred to the United States District Court in the Southern District of California. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Computer in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The three actions, which have been consolidated for all purposes but trial, are currently set for trial in October 2005.

As previously disclosed, Gateway was subject to an investigation by the Securities and Exchange Commission (“SEC”) primarily related to our fiscal year 2000. In April 2003, Gateway voluntarily restated certain results of operations included in our 2001 Form 10-K, including certain revisions to our 2001 financial statements. In November 2003, Gateway reached an agreement with the SEC to resolve the matters covered by the investigation with respect to Gateway. Pursuant to the agreement, Gateway consented, without admitting or denying any findings, to entry of an administrative cease and desist order prohibiting any future violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws. In connection with the settlement, no fines or penalties were assessed against Gateway and no adjustments to Gateway’s prior financial statements were required. Gateway continues to cooperate fully in matters relating to the same time period and subject matter with respect to the SEC’s charges against three former officers of Gateway.

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

Concentrations:

Gateway depends on many third-party suppliers and manufacturers for key products and components contained in our products and solutions offerings. For some of these products and components, Gateway may only use a single source supplier, in part due to the lack of alternative sources of supply. If the supply of a key product or component is delayed or curtailed, Gateway’s ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected, possibly resulting in reductions in net sales. In

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of Gateway’s third-party suppliers and manufacturers for key components was to erode, the delay or curtailment of deliveries of key products or components could occur. Additionally, Gateway’s reliance on third-party suppliers of key products or components exposes Gateway to potential product quality issues that could affect the reliability and performance of our products and solutions. Any lesser ability to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of products or components, or product quality issues arising from faulty products or components manufactured by third-party suppliers, could adversely affect the market for Gateway’s products or solutions and lead to a reduction in Gateway’s net sales.

Similarly, Gateway depends on third-party suppliers of its solutions offerings, including financing and broadband. Should any of these sources discontinue the provision of services sold by Gateway or be less willing to offer their services to Gateway for any reason, then this could lead to a reduction in net sales if we are unable to find alternative sources of these services.

Guarantees:

During the normal course of business, Gateway makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to our customers and licensees in connection with the use, sales and/or license of our products, (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of Gateway and (iii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, Gateway has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the company could be obligated to make. Gateway has not recorded any liability for these indemnities, commitments and other guarantees.

6.    Income Taxes:

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2003	2002	2001
Current:
United States	$17,565	$(435,200)	$(271,644)
Foreign	—	—	15,964
Deferred:
United States	6,000	257,172	(58,592)
Foreign	—	—	42,589

	$23,565	$(178,028)	$(271,683)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	2003	2002	2001
Federal income tax at statutory rate	$(171,936)	$(166,510)	$(447,523)
Losses from foreign operations	—	—	123,935
Increase in valuation allowance	175,227	18,870	107,737
State income tax, net of federal benefit	(9,825)	(9,515)	(26,285)
Adjustment to prior year State benefit	13,570	—	—
Other, net	16,529	(20,873)	(29,547)

Provision (benefit) for income taxes	$23,565	$(178,028)	$(271,683)

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2003	2002
Deferred tax assets:
Inventory	$2,527	$2,116
Accounts receivable	3,886	3,841
Accrued liabilities	119,807	114,435
Operating loss carryforwards	180,458	42,187
Investments	92,827	102,587
Other	13,617	13,617

Total deferred tax assets	413,122	278,783
Deferred tax liabilities:
Intangible assets	30,590	35,939
Prepaid expenses	37,468	52,844
Property, plant & equipment	23,637	25,086
Other	19,593	32,307

Total deferred tax liabilities	111,288	146,176
Valuation allowance	(301,834)	(126,607)

Net deferred tax assets	$—	$6,000

Gateway has federal net operating loss carryforwards of $488 million that begin to expire in 2023 and state net operating loss carryforwards of $1.1 billion that expire between 2008 and 2023, depending on each state’s law.

Gateway has a valuation allowance of approximately $302 million as of December 31, 2003 for net deferred tax assets because of the uncertainty regarding their realization. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, Gateway does not expect to recognize any significant tax benefits from future results of operations.

7.    Preferred Stock and Preferred Share Purchase Rights Plan:

Gateway has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, Gateway’s Board of

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At December 31, 2003 and 2002 no shares of Series B Junior Participating Preferred Stock were outstanding.

On January 19, 2000, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed non-consensual takeover of Gateway believed not to be in the stockholders’ best interests. Under the Rights Plan, Gateway declared a dividend of one preferred share purchase right (a Right) for each share of Gateway’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from Gateway a one one-thousandth share of Series B Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $350. In general, with certain exceptions, the Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of Gateway’s outstanding shares of common stock. Upon exercise, holders, other than Acquiring Person, will have the right, subject to termination, to receive Gateway’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on January 18, 2010, are redeemable in whole, but not in part, at Gateway’s option for a price of $0.001 per Right.

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

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with AOL. In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million which resulted in again of $7 million or $4.3 million, net of taxes. The fair value of $193 million is being accreted to the face value of $200 million through 2004 using the effective interest method. The Series C preferred stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value and Gateway can satisfy this put option in cash or registered common stock at our option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2014, provided Gateway’s common stock trades over $33.68 for 5 consecutive days. In addition, Gateway can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of Gateway on the third anniversary of its issuance at a conversion rate between $8.99 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If our common stock price on that date is comparable to our common stock price as of December 31, 2003, the Series A would convert into a total of 22,238,283 shares of our common stock. The preferred stock is convertible earlier than the third anniversary of issuance at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

Holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. If dividends on the Preferred Stock are not paid, they continue to accrue and, in general, we may not buy back

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For all of Gateway’s stock option plans, options for 26,110,000; 22,081,000 and 29,125,000 shares of common stock were exercisable at December 31, 2003, 2002 and 2001, respectively, with a weighted-average exercise price of $24.64; $31.04 and $41.89, respectively. In addition, options for 61,000 shares of Class A common stock were exercisable at December 31, 2001 with a weighted average exercise price of $0.93. All options for Class A common stock were exercised as of December 31, 2002. Class A common stock may be converted into an equal number of shares of common stock at any time. There were 28,470,000; 30,312,000 and 9,797,000 shares of common stock reserved and available for grant under the plans at December 31, 2003, 2002 and 2001, respectively.

The following table summarizes activity under the stock option plans for 2003, 2002 and 2001 (in thousands, except per share amounts):

	Common Stock	Weighted-Average Exercise Price	Class A Common Stock	Weighted-Average Exercise Price
Outstanding, December 31, 2000	48,640	$41.80	61	$0.93
Granted	35,144	13.59	—	—
Exercised	(570)	15.95	—	—
Forfeited	(19,405)	38.81	—	—

Outstanding, December 31, 2001	63,809	$27.78	61	$0.93

Granted	15,104	4.98	—	—
Exercised	(38)	5.99	(61)	0.93
Forfeited	(25,437)	33.59	—	—

Outstanding, December 31, 2002	53,438	$18.68	—	$—

Granted	12,996	2.88	—	—
Exercised	(320)	5.21	—	—
Forfeited	(13,384)	16.43	—	—

Outstanding, December 31, 2003	52,730	$15.29	—	$—

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about Gateway’s Common Stock options outstanding at December 31, 2003 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$ 2.10- 2.77	8,841	9.27	$2.58	2	$2.14
2.85- 5.03	10,857	8.46	4.40	2,558	4.54
5.05-11.19	13,902	7.19	7.40	7,184	7.56
14.53-20.23	8,218	6.08	18.85	5,461	18.24
20.28-73.00	10,912	5.63	43.82	10,905	43.82

	52,730	7.31	15.29	26,110	24.64

The weighted-average fair value per share of options granted during 2003, 2002, and 2001 was $1.96, $3.30, and $8.09, respectively. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2003, 2002, and 2001: dividend yield of zero percent; risk-free interest rates ranging from 1.5 to 5.0 percent; and expected lives of the options of 3.5 to 7.5 years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent, 71 percent and 73 percent in 2003, 2002 and 2001, respectively.

Gateway also offers eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan prior to May 1, 2003, shares of Gateway’s common stock could be purchased at 85% of the lower of the fair market value on the first or last business day of each month. Effective May 1, 2003, shares of Gateway’s common stock could be purchased at 100% of fair market value around the last business day of each month. Employees may purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares purchased for participating employees under the plan were 290,000, 470,000 and 472,000 in 2003, 2002 and 2001, respectively.

Gateway issued warrants to purchase 850,191 and 624,750 shares of common stock in exchange for certain consulting services during 2002 and 2001, respectively. As of December 31, 2003, the warrants are outstanding and exercisable. The exercise price of the warrant issued in 2001 is $8.92 per share and it expires on September 4, 2005. The exercise price of the warrant issued in 2002 is $5.97 and expires April 5, 2006.

9.    Retirement Savings Plan:

Gateway has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age. Prior to January 1, 2002, employees must have completed six months of employment prior to being eligible to participate and immediately vested in Gateway contributions. Beginning January 1, 2002, employees were eligible to participate on the first day of employment and vest in Gateway contributions over two years. Participants may contribute up to 50% of their compensation in any plan year and receive a 50% matching employer contribution of up to 6% of their annual eligible compensation. Gateway contributed $5.9 million, $7.7 million and $7.8 million, to the Plan during 2003, 2002, and 2001, respectively.

10.    Acquisition:

During the first quarter of 1999, Gateway paid $77.7 million for a 19.9% interest and an option to acquire the remaining 80.1% interest in NECX Direct, LLC, an on-line e-commerce computer peripheral retailer.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway subsequently sold half of that interest to a third party. During the first quarter of 2000, Gateway issued 537,554 shares of common stock to exercise our option to purchase the remaining 80.1% interest (resulting in a 90% ownership interest) and entered into an agreement to make annual payments totaling approximately $20 million ratably over ten years beginning in April 2002. The transaction was accounted for as a purchase business combination. The aggregate purchase price of approximately $155 million, which included the cost basis of the original investment and liabilities assumed, had been allocated primarily to goodwill that was being amortized over a ten year period. In 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX Direct, LLC, and recorded a $140 million impairment charge based on a revised estimate of future cash flows associated with the business. In the first quarter of 2002, Gateway renegotiated the $20 million payment described above and made an $11 million lump-sum payment, resulting in a $9 million gain which was recorded in other income (loss), net in 2002. NECX Direct, LLC was liquidated by Gateway during 2002.

11.    Supplemental Statements of Cash Flows Information (in thousands):

	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,255	$1,233	$7,962
Cash received during the year for income taxes	$286,791	$424,865	$—
Supplemental schedule of noncash investing and financing activities:
Accretion of preferred stock	$2,298	$2,313	$—
Extinguishment of note payable and issuance of Series C Redeemable Convertible Preferred Stock	$—	$—	$193,109

12.    Segment Data:

Gateway manages its business by customer class, Consumer and Professional. Professional was previously referred to as Business. Revenues from both segments are derived from sales of our PC and CE/Non-PC products and services. Gateway evaluates the performance of our Consumer and Professional segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as depreciation and amortization. Other costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and include restructuring and other special charges discussed in Note 14. In addition, certain amounts may be reclassed between segments or non-segment operations from time to time as necessary. When this occurs, previously reported amounts are reclassed to conform to current period presentation.

During the third quarter 2001, Gateway exited substantially all of our company-owned international operations. Prior to that, our segments included North America consumer and North America professional; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“A-P”).

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents revenue and operating income information by segment (in thousands):

	2003	2002	2001
Net sales:
North America consumer	$1,742,715	$2,386,669	$2,955,747
North America professional	1,659,649	1,784,656	2,430,815
EMEA	—	—	229,026
A-P	—	—	322,308

Total segment net sales	$3,402,364	$4,171,325	$5,937,896

Operating income (loss):
North America consumer	$(141,360)	$(182,620)	$15,303
North America professional	112,038	114,218	219,773
EMEA	—	—	(53,493)
A-P	—	—	(37,548)

Total segment operating income (loss)	$(29,322)	$(68,402)	$144,035

A reconciliation of the segments’ operating income (loss) to consolidated loss before income taxes and cumulative effect of change in accounting principle is as follows (in thousands):

	2003	2002	2001
Operating income (loss):
Segment operating income (loss)	$(29,322)	$(68,402)	$144,035
Non-segment operating expenses:
Restructuring and other charges:
Cost of goods sold	(63,251)	(15,604)	(216,327)
Selling, general and administrative expenses	(128,494)	(83,043)	(759,170)
Other non segment operating expenses	(289,508)	(344,193)	(352,468)
Other income (loss), net	19,328	35,496	(94,964)

Loss before income taxes and cumulative effect of change in accounting principle	$(491,247)	$(475,746)	$(1,278,894)

Net sales by major group of products and services is as follows (in thousands):

	2003	2002	2001
Net sales:
Personal computers (PC)	$2,456,859	$3,383,245	$4,900,524
CE/Non-PC	945,505	788,080	1,037,372

Total net sales	$3,402,364	$4,171,325	$5,937,896

The North America region had long-lived assets of $365 million, $554 million and $740 million at December 31, 2003, 2002 and 2001, respectively. The EMEA and AP regions held no long-lived assets at December 31, 2003, 2002 or 2001. No single customer accounted for more than ten percent of consolidated net revenues for 2003, 2002 or 2001.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Selected Quarterly Financial Data (Unaudited):

The following tables contain selected unaudited consolidated quarterly financial data for Gateway (in thousands, except per share data):

2003:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$844,451	$799,639	$883,140	$875,134
Gross profit	106,234	137,658	88,202	131,470
Operating loss	(202,113)	(74,608)	(141,302)	(92,552)
Net loss	$(197,699)	$(69,783)	(136,056)	$(111,274)
Preferred stock dividends and accretion	(2,782)	(2,784)	(2,785)	(2,787)
Net loss attributable to common stockholders	$(200,481)	$(72,567)	$(138,841)	$(114,061)
Basic and diluted net loss per share	$(0.62)	$(0.22)	$(0.43)	$(0.35)
Basic and diluted weighted average shares outstanding	324,072	324,072	324,116	324,377

2002:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$992,241	$1,004,915	$1,117,813	$1,056,356
Gross profit	124,635	143,580	167,673	130,317
Operating loss	(213,305)	(98,280)	(80,963)	(118,694)
Net loss	$(123,193)	$(58,468)	(46,878)	$(69,179)
Preferred stock dividends and accretion	(2,987)	(2,777)	(2,779)	(2,780)
Net loss attributable to common stockholders	$(126,180)	$(61,245)	$(49,657)	$(71,959)
Basic and diluted net loss per share	$(0.39)	$(0.19)	$(0.15)	$(0.22)
Basic and diluted weighted average shares outstanding	323,976	324,026	324,028	324,048

The selected quarterly data (unaudited) for the first and third quarters of 2003 and first quarter of 2002 include certain restructuring charges. See further discussion in Note 14, Restructuring and Other Special Charges.

14.    Restructuring and Other Special Charges:

Third Quarter of 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain facilities. Restructuring charges of $79 million ($48 million in cost of goods sold and $31 million in selling, general and administrative expenses) were recorded in 2003 to provide for these actions. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions will continue through the second quarter of 2004. In addition to the $79 million restructuring charge, Gateway recorded $35 million ($2 million in cost of goods sold and $33 million in selling, general and administrative expenses) in store remodeling, consulting and other expenses related to our transformation into a branded integrator.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring charges recorded during 2003 for the Q3 2003 Plan (in millions):

	Paid	Accrued at 12/31/03	Asset Writedowns/ Losses on Sale	Accelerated Depreciation	Total Charges
Productivity Initiatives	$11	$17	$—	$—	$28
Facilities / Capital / Operating Assets	2	10	27	12	51

Total	$13	$27	$27	$12	$79

The nature of the charges related to the Q3 2003 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $28 million charge primarily related to severance benefits to terminated employees in the United States. Gateway notified approximately 1,700 employees of termination during the third and fourth quarters 2003, including approximately 600 manufacturing employees, 600 customer service employees and 500 administrative personnel.

•	Facilities / Capital / Operating Assets—Gateway recorded charges of $51 million related to the closure of certain facilities and outsourcing of certain activities, including an accrual of approximately $12 million related to the present value of future lease commitments, net of expected recoveries, $18 million related to the write-down of long-lived assets and loss on the sale of certain information technology assets, $9 million related to the write-down of inventory resulting from outsourcing activities and $12 million in accelerated deprecation based on a change in the useful life of certain long-lived assets.

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). Gateway also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. Charges of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) were recorded during 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the first quarter of 2003. The significant restructuring activities were completed during the first quarter of 2003, however; payments are expected to continue through 2005.

The following table summarizes charges recorded during 2003 for the Q1 2003 Plan (in millions):

	Paid	Accrued at 12/31/03	Asset Writedowns	Total Charges
Productivity Initiatives	$13	$4	$1	$18
Facilities / Capital / Operating Assets	12	5	34	51

Total	$25	$9	$35	$69

The nature of the charges related to the Q1 2003 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. Gateway terminated approximately 1,900 employees during the first quarter of 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•	Facilities / Capital / Operating Assets—Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write-off of $34 million of abandoned fixed assets related to retail stores that were closed.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail locations and other company sites. A pre-tax charge of $109 million ($16 million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded to provide for these actions. Included in the pre-tax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter. During the first quarter of 2003, Gateway recorded an additional $3 million charge, included in cost of goods sold, for further asset write-downs. The significant restructuring activities were completed during 2002, however, payments are expected to continue through 2004.

The following table summarizes charges recorded during 2002 for these exit activities and asset write-downs (in millions):

	Paid	Accrued at 12/31/02	Asset Writedowns	Total Charges in 2002
Productivity Initiatives	$28	$—	$2	$30
Facilities / Capital Assets	7	9	43	59
Operating Assets	8	2	10	20

Total	$43	$11	$55	$109

The amounts charged against the provision during 2003 were as follows (in millions):

	Accrued at 12/31/02	Paid	Accrued at 12/31/03
Facilities / Capital Assets	$9	$4	$5
Operating Assets	2	1	1

Total	$11	$5	$6

The nature of the charges related to the Q1 2002 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. Gateway terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $59 million charge related to the abandonment of certain capital assets during the first quarter of 2002, including $27 million related to the closure of certain of Gateway’s facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. Gateway recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain of Gateway’s facilities.

•	Operating Asset—Gateway recorded a charge of $20 million related to the closing of 19 stores in the U.S. In connection with these store closings, Gateway recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

In addition, Gateway recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. Pre-tax charges of $454 million (including non-cash charges of $229 million) were recorded in 2001, to provide for these actions. The charges are included in cost of goods sold and selling, general and administrative expenses. In the first quarter of 2002, an adjustment to reduce these charges by $10 million was recorded due to higher than expected recovery on assets. In the first quarter of 2003, Gateway recorded an additional charge of $2 million, included in cost of goods sold, for further asset write-downs. The significant restructuring activities were completed during 2001, however, payments are expected to continue through 2004.

The following table summarizes charges recorded during 2001 for the Q3 2001 Plan (in millions):

	Paid	Accrued at 12/31/01	Asset Writedowns	Total Charges in 2001
Productivity Initiatives	$24	$7	$2	$33
Facilities / Capital Assets	8	2	83	93
Operating Assets	2	1	2	5
International Restructuring	81	89	131	301
Other	2	9	11	22

Total	$117	$108	$229	$454

The accrued restructuring costs and amounts charged against the provision as of and for the year ended December 31, 2002 are as follows (in millions):

	Accrued at 12/31/01	Paid	Accrued at 12/31/02
Productivity Initiatives	$7	$7	$—
Facilities / Capital Assets	3	1	2
International Restructuring	89	56	33
Other	9	9	—

Total	$108	$73	$35

The accrued restructuring costs and amounts charged against the provision as of and for the year ended December 31, 2003 are as follows (in millions):

	Accrued at 12/31/02	Paid	Accrued at 12/31/03
Facilities / Capital Assets	$2	$1	$1
International Restructuring	33	33	—

Total	$35	$34	$1

The nature of the charges related to the Q3 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded charges of $28 million and $5 million in the third and fourth quarters of 2001, respectively, related to severance benefits to terminated employees in the United States and Canada. Gateway terminated approximately 2,600 employees in the United States during the quarter ended September 30, 2001, including approximately 600 manufacturing employees, 700 call center employees, 1,000 employees primarily related to sales and customer service and 300 other administrative personnel.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Facilities/Capital Assets—Gateway recorded charges of $92 million and $1 million, respectively, in the third and fourth quarters of 2001 related to the abandonment of certain capital assets, including $66 million primarily related to the abandonment of certain information technology projects in the United States and $17 million related to the impairment of assets that were abandoned. Gateway recorded approximately $10 million principally related to future lease commitments, net of expected recoveries, and other costs, as a result of consolidation and closure of certain of our facilities.

•	Operating Assets—Gateway recorded a charge of $5 million, related to the closing of 6 stores in the United States. In connection with these store closings, Gateway recorded approximately $3 million in the third quarter of 2001 in exit costs related to future lease commitments, net of expected recoveries. Gateway also recorded $2 million in the third quarter of 2001 for the impairment of store assets that were abandoned during that quarter.

•	International Restructuring—During the third quarter of 2001, Gateway made the decision to exit substantially all of its company-owned international operations. As a result, we recorded a charge of $301 million during the third quarter of 2001. The charge included $131 million for impairment of assets, $68 million associated with the settlement of certain contractual obligations including warranty obligations for customers, repayment of an economic development grant, and termination for contracts with service providers, $70 million related to severance for 1,300 employees in Europe and 1,500 employees in Asia Pacific, $19 million for lease commitments, net of expected recoveries, and $13 million related to administrative costs incurred in connection with the winding up of international operations. In the first quarter of 2002, an adjustment of $10 million was recorded primarily due to a higher than expected recovery on assets.

•	Other—In the third quarter of 2001, Gateway recorded a charge of $11 million related to the settlement of certain contractual obligations and $11 million for impairment of assets.

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

The following table summarizes charges recorded during 2001 for the Q1 2001 Plan (in millions):

	Paid	Accrued at 12/31/01	Asset Writedowns	Accelerated Depreciation	Total Charges in 2001
Productivity Initiatives	$39	$—	$—	$—	$39
Facilities / Capital Assets	1	7	78	13	99
Operating Assets	16	11	42	12	81
International Restructuring	27	—	16	5	48
Impairment of goodwill and related intangibles	—	—	140	—	140
Other	15	—	—	—	15

Total	$98	$18	$276	$30	$422

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued restructuring costs and amounts charged against the provision as of and for the year ended December 31, 2002 are as follows (in millions):

	Accrued at 12/31/01	Paid	Accrued at 12/31/02
Facilities / Capital Assets	$7	$5	$2
Operating Assets	11	5	6

Total	$18	$10	$8

The accrued restructuring costs and amounts charged against the provision as of and for the year ended December 31, 2003 are as follows (in millions):

	Accrued at 12/31/02	Additions	Paid	Accrued at 12/31/03
Facilities / Capital Assets	$2	$4	$2	$4
Operating Assets	6	—	5	1

Total	$8	$4	$7	$5

The nature of the charges related to the Q1 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded a $39 million charge related to severance benefits to terminated employees in the United States and Canada approximately, all of which was paid prior to December 31, 2001. Gateway terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,850 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $99 million charge related to the abandonment of certain capital assets during the first quarter of 2001, including $78 million primarily related to the abandonment of certain information technology projects in the United States. In addition, we recorded $8 million principally related to lease commitments, net of expected recoveries, as a result of consolidating certain of Gateway’s facilities. Gateway also reduced our estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense.

•	Operating Assets—Gateway recorded a charge of $81 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations. In connection with these store closings, Gateway recorded approximately $27 million in exit costs related to future lease commitments, net of expected recoveries, and $42 million for impairment of store assets that were abandoned during the year ended December 31, 2001. Gateway also reduced our estimate of the useful lives of assets related to stores that had not yet been closed and recorded $12 million of additional depreciation expense.

•	International Restructuring—Gateway recorded a charge of $48 million related to its international restructuring activities, including $7 million for lease commitments, net of expected recoveries, associated with the closing of stores, $16 million for impairment of assets at closed facilities, an accrual of $18 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. Gateway also reduced our estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Impairment of goodwill and related intangibles—In late March 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result, upon review of the estimated cash flows of the NECX business from the decision date to the disposition date and Gateway’s determination that the assets had no alternative future uses, the estimated value of the NECX goodwill was determined to be zero. Gateway consequently wrote off the unamortized value of the NECX goodwill, resulting in a $140 million impairment charge recorded in 2001.

•	Other—Other exit activities total $15 million for contract termination fees, including the service provider for gateway.net customers.

During 2001, Gateway recorded total restructuring and other charges of $1.1 billion. Included in this amount is the $454 million and $422 million related to the Q3 2001 Plan and Q1 2001 Plan, respectively ($117 million is included in cost of goods sold for costs associated with the shut-down of domestic and international manufacturing sites, such as asset write downs and severance costs, and $759 million is included in selling, general and administrative expenses which consists of the impairment of goodwill and other assets acquired in the acquisition of NECX and costs associated with the shutdown of the international operations and the alignment and closure of certain sites), a charge to other income (loss), net, of $50 million to write-down the carrying value of securities and long-term receivables associated with a strategic restructuring decision, a charge of $134 million to other income (loss), net, relating to management’s determination that a number of Gateway’s investments and long-term note receivables were impaired on an other-than-temporary basis and a $100 million charge included in costs of goods sold to reduce the carrying value of Gateway’s consumer financing receivables, partially offset by $34 million in income included in other income (loss), net, associated with the consumer financing portfolio which was ultimately sold during the third quarter.

15.    Subsequent Event:

On January 30, 2004, Gateway reached an agreement to acquire eMachines, Inc., a California-based computer distributor, for 50 million shares of Gateway common stock and approximately $30 million in cash. The consideration includes approximately 6.2 million restricted stock units, to be issued to certain members of eMachines’ management that will vest over the next two years. The acquisition combines Gateway’s branded integrator strategy, consumer electronics leadership, scale and cash availability with eMachines’ low cost structure, PC market strength, international presence and need for additional capital. The agreement is subject to customary closing conditions, including expiration of a regulatory waiting period, and is expected to close by mid-March 2004.

GATEWAY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2002 and 2003

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense		Deductions from Allowance	Balance at End of Period
Year ended December 31, 2001:
Allowance for uncollectible accounts receivable	$12,724	$23,151		$31,406	$4,469

Allowance for losses on finance receivables	$75,107	$190,240	*	$262,184	$3,163

Year ended December 31, 2002:
Allowance for uncollectible accounts receivable	$4,469	$11,139		$10,488	$5,120

Allowance for losses on finance receivables	$3,163	$—		$3,163	$—

Year ended December 31, 2003:
Allowance for uncollectible accounts receivable	$5,120	$11,297		$10,809	$5,608

*Includes $100 million charge to reduce the carrying value of finance receivables to their net estimated realizable value.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that the information relating to Gateway, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Gateway’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2003, Gateway continued to outsource certain fulfillment logistics and services and support functions to third-party vendors resulting in, among other things, increased levels of inventories at third-party manufacturing and logistics vendors. As a result, certain changes in basic processes and internal controls and procedures over the day-to-day management and financial reporting of inventories were made. While we believe the changed controls pertaining to financial reporting are adequate and effective, we continue to evaluate and monitor the need for additional changes in controls and procedures as processes evolve.

Other than implementing the changes noted above, there were no significant changes in Gateway’s internal controls over financial reporting identified in our management’s evaluation during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth in Gateway’s 2004 Proxy Statement relating to our Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information regarding the compensation of our directors and executive officers is set forth in Gateway’s 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of our common stock by certain persons is set forth in Gateway’s 2004 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of Gateway pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (in millions, excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	51.3	$14.14	28.5
Equity compensation plans not approved by security holders(2)	1.4	$56.63	0
Total	52.7	$15.29	28.5

(1)	These plans are Gateway’s 1993 Stock Option Plan, 1993 Non-Employee Director Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1996 Long-Term Incentive Equity Plan and 2000 Equity Incentive Plan.
(2)	Gateway’s sole equity compensation plan not previously submitted to stockholders for approval is our 2000 Employee Equity Incentive Plan, which was only used as an interim vehicle prior to the submission of our 2000 Equity Incentive Plan for stockholder approval. The 2000 Employee Equity Incentive Plan was terminated upon receiving such stockholder approval.

Item 13.    Certain Relationships and Related Transactions

Information regarding relationships or transactions between our affiliates and us is set forth in Gateway’s 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as a part of this Report:

(1)  Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on Page 38 of this Report.

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

10.4	Gateway, Inc. 1993 Stock Option Plan for Executives and Key Employees. (Exhibit No. 10.6 to the Form S-1)*

10.5	Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter (Exhibit No. 10.8 to the Form S-1)*

10.6	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated (Exhibit No. 10.7 to Form 10-K for 2001)*

10.7	Gateway, Inc. 2000 Equity Incentive Equity Plan, as amended and restated (Exhibit No. 10.18 to Form 10-Q for the period ended June 30, 2000)*

10.8	Gateway, Inc. 1996 Non-Employee Directors Stock Option Plan as amended. (Exhibit No. 10.20 to Form 10-Q for the period ended June 30, 1998)*

10.9	Gateway, Inc. Management Incentive Plan, as amended (Exhibit 10.10 to the Form 10-Q for the period ended June 30, 2001)*

10.10	Gateway, Inc. Deferred Compensation Plan, as amended (Exhibit 10.11 to the Form 10-K for 1998)*

10.11	Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended (Exhibit 10.19 to Form 10-Q for period ended June 30, 1999)*

10.12	Change in Control Compensation Plan, as amended (Exhibit 10.12 to the Form 10-K for 2002)*

10.13	Letter Agreement between Gateway, Inc. and Roderick M. Sherwood III dated as of August 23, 2002 (Exhibit 10.13 to the Form 10-K for 2002)*

10.14	Letter Agreement between Gateway, Inc. and Joseph Formichelli dated December 19, 2002 (Exhibit 10.14 to the Form 10-K for 2002)*

10.15	Letter Agreement between Gateway, Inc. and Scott Edwards dated December 23, 2002 (Exhibit 10.15 to the Form 10-K for 2002)*

10.16

Letter Agreement between Gateway, Inc. and Jocelyne Attal dated August 22, 2003, including a supplemental letter dated August 25, 2003 (Exhibit 10.15 to the Form 10-Q for the period ended September 30, 2003)*

10.17	Employment Agreement, dated as of January 30, 2004, by and between Wayne R. Inouye and Gateway, Inc. (filed herewith)*†

10.18	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Lap Shun (John) Hui and Gateway, Inc. (filed herewith)*†

10.19	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Wayne R. Inouye and Gateway, Inc. (filed herewith)*†

21.1	List of subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Powers of attorney (included herein on the signature page of this Annual Report on Form 10-K)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.
†	To be effective on closing of the eMachines’ acquisition, if consummated.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

(b)    Reports on Form 8-K.

None

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

February 27, 2004.

GATEWAY, INC.

By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Executive Vice President and Chief Financial Officer (authorized officer. chief financial officer and principal accounting officer)

Each person whose signature appears below constitutes and appoints Roderick M. Sherwood III, Stephanie G. Heim and Robert M. Saman, or any one of them, his attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of February 27, 2004:

Signature	Title

/s/ THEODORE W. WAITT Theodore W. Waitt	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ CHARLES G. CAREY Charles G. Carey	Director

/s/ GEORGE H. KRAUSS George H. Krauss	Director

/s/ DOUGLAS L. LACEY Douglas L. Lacey	Director

/s/ JAMES F. MCCANN James F. McCann	Director

/s/ RICHARD D. SNYDER Richard D. Snyder	Director