Form 10-Q
period 2004-03-31
GATEWAY INC
filed 2004-05-10
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 6, 2004 there were 372,392,050 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of May 6, 2004 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended March 31, 2004

I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2004 and 2003

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net sales	$868,383	$844,451
Cost of goods sold	760,054	738,217

Gross profit	108,329	106,234
Selling, general and administrative expenses	296,024	308,347

Operating loss	(187,695)	(202,113)
Other income, net	6,167	4,414

Loss before income taxes	(181,528)	(197,699)
Benefit for income taxes	(12,785)	—

Net loss	(168,743)	(197,699)
Preferred stock dividends and accretion	(2,789)	(2,782)

Net loss attributable to common stockholders	$(171,532)	$(200,481)

Basic and diluted net loss per share	$(0.51)	$(0.62)

Basic and diluted weighted average shares outstanding	335,399	324,072

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2004 and December 31, 2003

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$317,859	$349,101
Marketable securities	613,954	739,936
Accounts receivable, net	331,248	210,151
Inventory	193,610	114,136
Other	261,340	250,153

Total current assets	1,718,011	1,663,477
Property, plant and equipment, net	244,828	330,913
Intangibles, net	109,392	13,983
Goodwill	155,554	—
Other assets, net	21,441	20,065

	$2,249,226	$2,028,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$579,314	$415,971
Accrued liabilities	281,414	277,455
Accrued royalties	50,585	48,488
Other current liabilities	266,348	257,090

Total current liabilities	1,177,661	999,004
Long-term liabilities	130,760	109,696

Total liabilities	1,308,421	1,108,700

Commitments and Contingencies (Note 6)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	198,298	197,720

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 372,204 and 324,392 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,722	3,244
Additional paid-in capital	953,239	734,550
Unearned compensation	(26,700)	—
Accumulated deficit	(390,103)	(218,571)
Accumulated other comprehensive income	2,349	2,795

Total stockholders’ equity	742,507	722,018

	$2,249,226	$2,028,438

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2004 and 2003

(in thousands)

	Three Months Ended March 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(168,743)	$(197,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,124	47,453
Provision for doubtful accounts receivable	2,402	3,217
Write-downs of property and equipment	69,332	41,035
(Gain) loss on investments	1,417	(297)
Other, net	902	644
Changes in operating assets and liabilities, net of effects of eMachines’ acquisition:
Accounts receivable	(4,033)	53,330
Inventory	53,726	9,881
Other assets	9,476	334,491
Accounts payable	(50,447)	(49,281)
Accrued liabilities	(26,044)	(73,238)
Accrued royalties	(10,500)	(279)
Other liabilities	(17,882)	(4,623)

Net cash (used in) provided by operating activities	(106,270)	164,634

Cash flows from investing activities:
Cash paid in acquisition of eMachines, net of cash acquired	(37,561)	—
Capital expenditures	(9,950)	(13,500)
Proceeds from sales (purchases) of available-for-sale securities, net	124,565	(207,620)

Net cash provided by (used in) investing activities	77,054	(221,120)

Cash flows from financing activities:
Payment of preferred dividends	(2,960)	(2,960)
Stock options exercised	934	—

Net cash used in financing activities	(2,026)	(2,960)

Net decrease in cash and cash equivalents	(31,242)	(59,446)
Cash and cash equivalents, beginning of period	349,101	465,603

Cash and cash equivalents, end of period	$317,859	$406,157

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in eMachines acquisition	$214,623

See Note 9 for additional information related to the Company’s acquisition of eMachines

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General:

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway” or “Company”) as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments necessary to fairly state the unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature excepts as discussed in (h) below. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in Gateway’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Gateway is a manufacturer and distributor and direct marketer of personal computers (“PCs”) and PC-related products and services and consumer electronics products and services. Consumer electronics and other non-PC related products and services (“CE/non-PC”) consist of all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs, digital cameras and enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer manufacturer and distributor. These unaudited condensed consolidated financial statements include eMachines’ condensed consolidated balance sheet and results of operations subsequent to March 11, 2004.

The significant accounting policies used in the preparation of the condensed consolidated financial statements of Gateway are as follows:

(a)	Basis of Presentation:

The condensed consolidated financial statements include the accounts of Gateway and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported information to conform to current presentation. These reclassifications had no impact on previously reported net loss or stockholders’ equity.

(b)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the Company’s provisions for sales returns, bad debts in accounts receivable, inventory obsolescence, product warranties and rebates, restructuring activities, tax assets and litigation matters.

(c)	Cash and Cash Equivalents:

Gateway considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

(d)	Marketable Securities and Long-Term Investments:

Marketable securities consist of mutual funds, equity securities, commercial paper and debt securities that are carried at their market values. Marketable securities are classified as available-for-sale and are adjusted to their fair market values each reporting date using quoted market prices. Long-term investments, including publicly traded equity securities, represent minority investments in other companies. Certain of these long-term investments carried restrictions on immediate disposition and were included within long-term other assets, net. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of marketable securities, the specific identification method is used to determine the cost basis in computing realized gains or losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway regularly monitors and evaluates the realizable value of its investments. When assessing the investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Gateway also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve its operating results. If events and circumstances indicate that an other-than-temporary decline in the value of these assets has occurred, Gateway records an impairment charge to Other income, net in that period. No impairment charge was necessary or recorded during the first quarter of 2004 or 2003.

(e)	Inventory:

Inventory, which is comprised of component parts, both owned and consigned, subassemblies and finished goods, including refurbished PCs, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as peripherals, software not included with the PC, accessories, consumer electronics and digital television products. On a quarterly basis, Gateway performs an assessment of its inventories, reviewing the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs are required.

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

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Intangible assets including goodwill are reviewed for impairment at least annually and whenever events or circumstances indicate an event of impairment may exist. Amortization expense was $2.8 million and $2.3 million for the first quarter of 2004 and 2003, respectively.

(h)	Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. An impairment charge of $70 million was recorded in the first quarter of 2004 as a result of its decision to close the retail stores effective April 9, 2004 (see Note 7).

(i)	Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(j)	Warranty:

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. A reconciliation of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Accrued warranty at the beginning of the period	$26,897	$67,141
Accruals for warranties issued during the period	13,708	35,264
Settlements made	(18,869)	(46,894)

Accrued warranty at the end of the period	$21,736	$55,511

Gateway has experienced a significant decline in its warranty provision in recent quarters due to the shortening of PC standard warranty periods and an increase in the amount of warranty costs being reimbursed by its suppliers.

(k)	Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. The Company offers its customers internet services which are provided by third parties. The revenue associated with these services is recognized as the services are provided based on subscriber counts, which are reported to Gateway by the service providers. Other than internet services, revenue from the sale of services that are rendered by third parties, such as installation, is recognized when such services are delivered.

Gateway records reductions in revenue in the current period for future product returns and rebates related to current period sales. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives. This includes, among other things, trade-ins and referral credits.

Gateway offers its customers an option to purchase extended warranties. Revenue from extended warranty sales is deferred and recognized over the warranty service period. Revenue related to sales of extended warranties provided by third-party service providers is recognized at the time of sale. A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Extended warranty deferred revenue at beginning of the period	$216,790	$147,599
Additions to extended warranty deferred revenue	36,502	40,644
Extended warranty revenue recognition	(33,148)	(20,218)

Extended warranty deferred revenue at the end of the period	$210,144	$168,025

(l)	Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period earned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(m)	Income Taxes:

The provision or benefit for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Other current liabilities include tax liabilities related to current or future federal, state or foreign tax audits. See Note 5.

(n)	Net Loss Per Share (in thousands):

Basic loss per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net loss attributable to common stockholders and the combination of potentially dilutive common stock and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended March 31, 2004 and 2003 excludes 22,631 and 22,353 weighted average incremental shares, respectively, related to employee and directors stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price, or assuming the “if converted” method for the Series A Convertible Preferred Stock, as their effect is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating loss per share as the contingency was not met as of March 31, 2004. In addition, for the three months ended March 31, 2004 and 2003 Gateway has excluded 42,598 and 54,040 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

(o)	Derivative Instruments, Hedging Activities and Foreign Currency:

Gateway considers the U.S. dollar to be its functional currency for certain of Gateway’s international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into US dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income. Gains and losses resulting from remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in other income, net.

(p)	Stock-Based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

Gateway uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2004 and 2003: dividend yield of zero percent; risk-free interest rates ranging from 1.5 to 2.9 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant was 71 percent.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have been (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss attributable to common stockholders – as reported	$(171,532)	$(200,481)
Add: compensation expense included in net loss	844	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,932)	(11,374)

Net loss attributable to common stockholders – pro forma	$(175,620)	$(211,855)

Net loss per share – as reported:
Basic and diluted	$(0.51)	$(0.62)

Net loss per share – pro forma:
Basic and diluted	$(0.52)	$(0.65)

(q)	Segment Data:

Gateway reports segment data based on the internal reporting that is used by the chief executive officer for making operating decisions and assessing performance which is designated as the source of Gateway’s reportable operating segments. Gateway’s segments are Consumer and Professional.

(r)	New Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk in the entity to finance its activities without additional subordinated financial support from the other parties and was effective for the Company for all VIE arrangements entered into after January 31, 2003. FIN 46-R was effective for the Company in the first quarter 2004 and neither the adoption of FIN 46 or FIN 46-R had a material impact on its results of operations, financial position or cash flow.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104 rescinds the accounting guidance contained in SAB 101 specifically related to multiple element revenue arrangements, but leaves the remaining SAB 101 principles largely unchanged. The adoption of SAB 104 did not have a material impact on Gateway’s consolidated results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Comprehensive Loss:

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three and nine months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Comprehensive loss:
Net loss	$(168,743)	$(197,699)
Foreign currency translation	(601)	294
Unrealized gain on available-for-sale securities, net	155	1,912

	$(169,189)	$(195,493)

3.	Selected Balance Sheet Information (in thousands unless otherwise noted):

	March 31, 2004	December 31, 2003
Unrestricted cash and cash equivalents	$278,454	$311,520
Restricted cash	39,405	37,581

	$317,859	$349,101

Accounts receivable, net:
Accounts receivable	$337,800	$215,759
Less allowance for doubtful accounts	(6,552)	(5,608)

	$331,248	$210,151

The increase in accounts receivable is driven by the acquisition of eMachines partially offset by a decrease in net term sales in the first quarter of 2004 as compared to the fourth quarter of 2003.

	March 31, 2004	December 31, 2003
Inventory:
Component parts and subassemblies	$69,260	$37,894
Finished goods	99,872	25,798
Retail inventory	24,478	50,444

	$193,610	$114,136

The increase in inventory is primarily driven by the acquisition of eMachines. The Company expects that, with the addition of eMachines, its future inventory levels will be higher than levels historically maintained by Gateway alone due to eMachines’ operational fulfillment model in support of distribution to third-party retailers.

	March 31, 2004	December 31, 2003
Other current assets:
Prepaid expenses	$62,591	$49,549
Other	198,749	200,604

	$261,340	$250,153

Property, plant and equipment, net:
Property, plant and equipment	$755,684	$923,499
Accumulated depreciation	(510,856)	(592,586)

	$244,828	$330,913

The decrease in property, plant and equipment is primarily the result of the impairment of long-lived assets associated with the closure of the Company’s retail stores. See Note 7 for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2004	December 31, 2003
Intangible assets, net:
Amortized intangible assets	$98,450	$50,550
Accumulated amortization	(38,658)	(36,567)
Indefinite-lived intangible assets	49,600	—

	$109,392	$13,983

The increase in intangible assets results from the acquisition of eMachines. See Note 9 for additional information.

	March 31, 2004	December 31, 2003
Accounts payable	$579,314	$415,971

The increase in accounts payable is driven primarily by the acquisition of eMachines.

	March 31, 2004	December 31, 2003
Accrued liabilities:
Warranty	$19,248	$23,992
Restructuring (see Note 7)	43,483	47,892
Other	218,683	205,571

	$281,414	$277,455

Other current liabilities:
Deferred revenue	$114,455	$109,999
Other	151,893	147,091

	$266,348	$257,090

Long-term liabilities:
Deferred revenue	$105,689	$106,791
Warranty	2,488	2,905
Other	22,583	—

	$130,760	$109,696

The increase in other long-term liabilities is due to a deferred income tax liability associated with the acquisition of eMachines.

4.	Preferred Stock:

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. (“AOL”). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million is being accreted to the face value of $200 million through 2004 using the interest method. The Series C Preferred Stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value and Gateway can satisfy this put option in cash or registered common stock or some combination thereof at its option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2014, provided Gateway’s common stock trades over $33.68 for 5 consecutive days. In addition, Gateway can redeem the Series C Preferred Stock at any time after December 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of nonvoting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of Gateway in December 2004 at a conversion rate between $8.99 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If the Company’s common stock price on that date is comparable to its common stock price as of March 31, 2004, the Series A would convert into a total of 22,238,283 shares of common stock. The Series

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A Preferred Stock is convertible earlier than December 2004 at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

Holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. If dividends on the Preferred Stock are not paid, they continue to accrue and, in general, the Company may not buy back its common stock while any such dividends remain unpaid. In addition, if dividends remain unpaid for (i) any two consecutive quarters or (ii) three quarterly payment periods in any six consecutive quarterly payment periods, then (1) if such dividends are unpaid on the Series A Preferred Stock, the holder has the option to convert the Series A Preferred Stock into 22,238,283 shares of Gateway common stock based on a conversion price of $8.99 per share, and (2) certain restrictions on the transfer of the Preferred Stock and the Gateway common stock held by the holder of the Preferred Stock are lifted.

The accretion and dividends on preferred stock are subtracted from net loss in calculating net loss attributable to common stockholders for the purposes of computing loss per share.

5.	Income Taxes:

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a tax benefit of approximately $13 million for the reversal of previously accrued tax liabilities resulting from recent tax authority settlements during the first quarter of 2004. Additionally, Gateway recorded a $19.8 million deferred tax liability related to the eMachines’ purchase accounting. eMachines will be included in Gateway’s federal consolidated income tax return effective March 12, 2004, with their taxable income being offset by anticipated losses incurred by Gateway for 2004. In the first quarter of 2003, Gateway recorded no tax benefit. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

6.	Commitments and Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at March 31, 2004, amounting to $31 million.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents related to keyboard password functions, cursor generation in a graphics display, computer housing access doors, notebook computers, and power management. On or about April 5, 2004, Hewlett-Packard Development Company, L.P. (“HPDC”) amended its complaint to allege the infringement of four additional patents. Those patents concern video display systems, configuration of computer systems and circuit boards, concurrent bus operations, and initialization of a multiple processor computer system. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and has asserted counterclaims against HPDC and Hewlett-Packard Company asserting patent infringement and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys fees. On May 6, 2004, Hewlett-Packard Company and HPDC also filed a complaint with the International Trade Commission asserting that Gateway products infringe on seven patents. Those patents concern generally notebook computer heat-transfer optimization, boot methods from CD-ROM or tape, preserving cache memory under processor resets, and DMA oversight of data transfer. The Commission has not yet determined whether to institute an investigation. If it does so, Gateway will respond appropriately.

Intergraph Hardware Technologies Company v. Dell Computer Corporation, Hewlett-Packard, Inc. & Gateway, Inc. is a suit filed in the United States District Court in the Eastern District of Texas on December 16, 2002. The suit alleges Gateway infringed three patents related to cache memory. Intergraph seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys fees. Gateway had answered the complaint denying all allegations and alleging numerous affirmative defenses, and had asserted counterclaims for declaratory judgment. The parties are currently engaged in settlement discussions. Trial is set for August 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November, 2001, in California State Superior Court, County of Orange, relating to a transaction in which eMachines was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary and/or recessionary damages relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. After initially denying class certification, on August 25, 2003, the court granted class certification. The court has yet to set a trial date.

Gateway’s management believes that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in any of these legal matters or should several of these legal matters be resolved against Gateway in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

7.	Restructuring, Transformation and Other Charges:

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores. A charge of $73 million ($3 million in cost of goods sold and $70 million in sales, general and administrative expenses), including $70 million related to store fixed assets, display equipment and inventories and $3 million in severance costs was recorded in the first quarter of 2004 to provide for these actions. The significant retail restructuring actions were initiated in the first quarter of 2004 and substantially completed by early in the second quarter of 2004. Additional charges of approximately $85 million representing primarily severance costs and lease obligations related to the stores, will be recorded under this plan in the second quarter of 2004. In addition to the $73 million, Gateway recorded $8 million ($2 million in cost of goods sold and $6 million in selling, general and administrative) in charges associated with previous restructuring activities, as well as $23 million ($6 million in cost of goods sold and $17 million in selling, general and administrative expenses) in outsourcing and other expenses related to its transformation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the charges recorded in the first quarter of 2004 for the Q1 2004 Plan (in millions):

	Paid	Accrued March 31, 2004	Asset Write-downs	Total Charges
Employee severance	$—	$3	$—	$3
Facilities/Capital Assets	—	—	70	70

Total	$—	$3	$70	$73

Third Quarter 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain facilities. A charge of $10 million was recorded in the first quarter of 2004 related to these actions. The $10 million charge includes $4 million related to severance costs for notified employees with longer transition times and $6 million related to accelerated depreciation on certain IT assets resulting from outsourcing activities. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions will continue through the second quarter of 2004.

The following table summarizes charges recorded in the first quarter of 2004 for the Q3 2003 Plan (in millions):

	Accrued December 31, 2003	Additions	Paid	Accrued March 31, 2004	Accelerated Depreciation	Total Charges
Productivity Initiatives	$17	$4	$(7)	$14	$—	$4
Facilities/Capital Assets	10	—	(1)	9	6	6

Total	$27	$4	$(8)	$23	$6	$10

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). The Company also continued its focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A reduction of $2 million was recorded in selling, general and administrative expenses in the first quarter of 2004 related to these actions based on lower than estimated severance related costs. The significant restructuring activities were completed during the first quarter of 2003; however, payments are expected to continue through 2005.

The following table summarizes adjustments recorded during the first quarter of 2004 for the Q1 2003 Plan (in millions):

	Accrued December 31, 2003	Paid	Adjustments	Accrued March 31, 2004	Total Charges
Productivity Initiatives	$4	$—	$(2)	$2	$(2)
Operating Assets	5	(1)	—	4	—

Total	$9	$(1)	$(2)	$6	$(2)

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail stores and other company sites. The significant restructuring activities were completed during 2002; however, payments are expected to continue through 2004.

The following table summarizes payments recorded during the first quarter of 2004 for the Q1 2002 Plan (in millions):

	Accrued December 31, 2003	Paid	Accrued March 31, 2004
Facilities/Capital Assets	$5	$(1)	$4
Operating Assets	1	—	1

Total	$6	$(1)	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities, including its then company-owned international operations.

The amounts charged against the provision during the first quarter of 2004 were as follows (in millions):

	Accrued December 31, 2003	Paid	Accrued March 31, 2004
Facilities/Capital Assets	$1	$—	$1

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities.

No charges were made against the provision during the first quarter of 2004. The accrual is as follows (in millions):

	Accrued December 31, 2003	Paid	Accrued March 31, 2004
Facilities/Capital Assets	$4	$—	$4
Operating Assets	1	—	1

Total	$5	$—	$5

8.	Segment Data:

Gateway manages its business by customer class, Consumer and Professional. Revenues from both segments are derived from sales of its PC and CE/Non-PC products and services. Gateway evaluates the performance of its Consumer and Professional segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as depreciation and amortization. Other costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and other charges discussed in Note 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth summary information by segment (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales:
Consumer	$524,432	$484,100
Professional	343,951	360,351

	$868,383	$844,451

Operating income (loss):
Consumer	$(28,536)	$(47,469)
Professional	16,189	20,794

	(12,347)	(26,675)
Non-segment expenses and restructuring, transformation and other charges	(175,348)	(175,438)

Consolidated operating loss	$(187,695)	$(202,113)

Substantially all of Gateway’s sales for the first quarter 2004 and 2003 originated from North America. From time to time, certain segment information may be reclassed between segments or non-segment operations. When this occurs, previously reported amounts are recast to conform to current period presentation.

No single customer accounted for more than 10% of revenues for the first quarter of 2004 or 2003. Amounts owed from two customers accounted for 35% of accounts receivable at March 31, 2004.

9.	Acquisition of eMachines:

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer manufacturer and distributor. The acquisition combines Gateway’s professional and consumer businesses, consumer electronics leadership, scale and cash availability with eMachines’ low cost structure, proven profitability, PC market strength, third-party retail network, international presence and need for additional capital. These factors contributed to a purchase price in excess of the fair value of the eMachines’ net tangible and intangible assets acquired and, as a result, Gateway has recorded goodwill in connection with this transaction.

The total purchase price of $262 million consists of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of such executives through the next two to three years. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 5-day period prior to and following January 30, 2004, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will be amortized to operating expenses over the next two to three years.

The preliminary allocation of purchase price is subject to revision for approximately 1 year as more detailed analysis is completed and additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair value of eMachines is as follows (in thousands):

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,554
Liabilities assumed	(300,071)

Total	$261,646

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A preliminary estimate of $48 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets with an estimated useful life of 10 years which will create approximately $4.8 million in additional amortization expense annually during that period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of eMachines resulting from additional analysis or information obtained for the next 12 months will change the amount of purchase price allocable to goodwill.

The results of operations of eMachines have been included in Gateway’s unaudited condensed consolidated statements of operations since the completion of the acquisition on March 11, 2004. The following unaudited pro forma information presents a summary of the results of operations of Gateway assuming the acquisition of eMachines occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net revenues	$1,202,913	$1,044,802
Net loss attributable to common stockholders	$(187,263)	$(196,536)
Net loss per share – basic and diluted	$(0.56)	$(0.61)

Included in the $187 million pro forma net loss for the first quarter 2004 is a one-time $34 million charge recorded by eMachines related to its former phantom stock plan and triggered by Gateway’s acquisition of eMachines.

10.	Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired an approximate 17% interest (as-converted basis) in another company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers. The controlling shareholder of this company was named to the Gateway management team in March 2004 and is not involved in any management capacity with decisions or supervision of the services provided by the related party. Gateway paid approximately $3.1 million to this company for the services described during the first quarter of 2004 based on the fair market value of such services. No amounts were paid to this company in the first quarter of 2003.

As of March 31, 2004, Gateway owed $15 million to Lap Shun Hui, a significant shareholder, in connection with Gateway’s acquisition of eMachines. This amount is due and payable before the end of the second quarter of 2004.

11.	Subsequent Event:

On April 1, 2004, Gateway announced the closure of its remaining 188 Gateway-branded retail stores effective April 9, 2004. The Company plans to pursue wider distribution of its products through strategic third-party retail partners in the United States and internationally and continue to direct-sell products to consumers and businesses via its website and phone centers. This decision resulted in approximately 2,500 retail positions being eliminated in April. The Company recorded an impairment charge of $73 million in the first quarter of 2004 primarily related to store fixed assets and leasehold improvements. Additional charges for employee severance costs and lease liabilities of approximately $85 million will be recorded during the second quarter of 2004.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2003 Annual Report on Form 10-K filed with the SEC in February 2004.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Factors that May Affect Gateway’s Business and Future Results” beginning on page 26 of this Report or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

This Quarterly Report contains certain non-GAAP financial information relating to restructuring and transformation expenses which are included in cost of goods sold and selling, general and administrative expenses in the accompanying financial statements. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze Gateway’s baseline performance before charges and expenses that are considered by management to be outside of Gateway’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating Gateway’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has been a technology and direct-marketing pioneer, using our call centers, web site and retail stores to build direct customer relationships. As a provider of personalized PC and consumer electronics products and services, we offer consumers, businesses, and government and educational institutions a wide range of plasma and LCD TVs, digital photo and video solutions, enterprise networking systems and services and other products which integrate with and complement our award-winning line of PCs. With the addition of eMachines, we significantly enhance our ability to compete and gain greater access to a wider distribution network.

We manage our business along our operating segments: Consumer and Professional. Our strengths revolve around our strong name recognition, our innovative product lines, and ability to maneuver quickly in the rapidly changing PC and consumer electronics industries.

Some of the key developments, highlights and achievements for the first quarter 2004 include:

•	PC unit sales growth – Sales of PC units grew 19% as compared with the first quarter 2003 resulting from strong sales of eMachines branded PCs that were consolidated into Gateway’s results for the last 19 days of the quarter and more than offset declines in sales of Gateway PCs. Also, as a result of the addition of eMachines’ sales, Consumer PC unit sales grew 46% sequentially, offsetting seasonal declines and share loss in the Professional segment.

•	Record digital TV sales – Sales of Gateway’s award-winning line of digital televisions grew 19% from the fourth quarter of 2003, normally the seasonal peak for TV sales. The first quarter results continue to position Gateway as a market leader and make it the largest television sales quarter in Gateway history.

•	eMachines acquisition – On March 11, 2004, we completed our acquisition of eMachines, Inc., a low-cost PC manufacturer and distributor. The acquisition combines our professional and consumer businesses, consumer electronics leadership, scale and cash availability with eMachines’ low cost structure, PC market strength, third-party retail network, and international presence.

•	New management team – Upon completion of the eMachines acquisition, eMachines’ chief executive officer, Wayne R. Inouye, became the chief executive officer of Gateway. In late March, our new executive leadership team was named that included both key Gateway executives and a number of eMachines’ executives who successfully turned around the value PC maker under Mr. Inouye’s leadership. This management team immediately began a comprehensive review of all aspects of the combined company’s business, identifying opportunities for simplification and cost savings.

•	Closure of the retail stores – A key benefit of the Gateway-eMachines merger is the opportunity to modify Gateway’s channel strategy for more cost-effective distribution and marketing. On April 1, we announced the closure of our 188 retail stores which was completed on April 9. The store closure is expected to adversely impact future revenue by approximately $300 million per quarter based on historical sales but should generate selling, general and administrative cost savings of approximately $60 million per quarter (not including cost of goods sold reductions from the lost revenues). Negotiations with top PC and electronics retailers in the U.S. and abroad are underway to significantly expand the availability of Gateway’s PC and potentially CE products.

•	Efforts to simplify our products – We are currently reviewing all of our product lines to further strengthen our position in the competitive PC and consumer electronics industry. Ideas being considered include reducing the number of PC platforms utilized across product lines and improving the use of common parts. We believe these actions would facilitate component-cost reductions and more cost-effective after-sale customer support, in addition to improved customer satisfaction. As the Gateway brand joins eMachines products on retailers’ shelves, they are expected to be clearly differentiated: eMachines PCs will represent our value brand, Gateway PCs will be our premium brand and Gateway CE products will be marketed as a premium alternative to lesser-known, low-cost brands.

•	Efforts to simplify our processes – We have simplified and realigned our organization to allow greater focus on front-line selling and better sharing of common resources. The organization has been flattened, eliminating about two dozen positions at the vice president level and above. As Gateway moves to an increasingly efficient organization, we anticipate that by year-end our employee base will be reduced to about 2,000 people, compared with approximately 3,500 following the closure of Gateway’s retail stores.

The next several quarters will be periods of continued transition for Gateway. We face a variety of challenges and opportunities inherent within the PC and consumer electronics industries which are characterized by rapid change, evolving customer demands and intense competition. Key challenges include our ability to increase demand for Gateway products, our ability to successfully integrate with eMachines and simplify our business, lower costs, manage our outsourced manufacturing suppliers, customer service and administrative relationships, anticipate changing customer demands, maintain and grow PC market share (reversing market share declines) in the face of intense competition, and continue to grow our consumer electronics business. See additional discussion in “Factors That May Affect Gateway’s Business and Future Results.”

Outlook

We expect to incur new restructuring and transformation charges totaling approximately $400 to $450 million for full year 2004 in addition to approximately $25 million of restructuring and transformation costs previously announced (see Note 7 for a description of amounts recorded in the first quarter of 2004 related to these actions). We are still assessing the estimated incidence of the restructuring and transformation expenses in the second quarter of 2004. These charges will be associated with the exiting of our retail stores, the rationalization of our facilities and service and support contracts, the streamlining of Gateway’s IT infrastructure and further reductions in our selling, general and administrative (“SG&A”) structure.

We have established several milestones in connection with our on-going integration and transformation efforts:

•	We expect to complete the remaining organizational design and staffing structure by the end of May 2004. The new organization will reflect a broad range of measures to simplify company processes, streamline product development, leverage eMachines’ highly efficient fulfillment model and improve the efficiency of direct-sales activities. We expect to realize the combined company’s go-forward SG&A structure, including manpower savings by the end of the fourth quarter of 2004, with the benefits of these actions being phased in over the second, third and fourth quarters of 2004.

•	We expect to release newly engineered Gateway PC products by the August 2004 timeframe.

•	We expect to be profitable for 2005 and are targeting an SG&A cost structure at or below 10% of revenues.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to the unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q Quarterly Report summarizes the significant accounting policies and methods used in the preparation of Gateway’s consolidated financial statements.

Management believes the following are critical accounting policies whose application has a material impact on Gateway’s financial presentation. That is, they are both important to the portrayal of Gateway’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from services that are rendered by us, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties such as installation services and third-party administered extended warranties is generally recognized when delivered. We offer our customers Internet services which are provided by third parties. The revenue associated with these services is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and are pursuing formal dispute resolution proceedings as required by our agreement.

Gateway records reductions in revenue in the current period for estimated future product returns and rebates related to current period revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. If actual returns exceed estimated returns, we would be required to record additional reductions to revenue.

Gateway records reductions to revenue for estimated commitments related to customer incentive programs, customer rebates and other sales incentives. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered. Additionally, certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of the particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made.

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

Inventory Valuation

The business environment in which Gateway operates is subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or net realizable value. We perform an assessment of inventory each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. Gateway may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates which would affect earnings in the period the write-downs are made.

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

Long-lived Asset Impairments

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This process requires management to make assumptions and estimates related to estimated future cash flows to be generated and used by an asset or asset group as well as the expected or future use of such assets and/or their estimated future useful lives. Actual results could differ from the assumptions and estimates used and a significant change to the planned use of an asset or asset group could result in a material impairment charge in a given reporting period.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (dollars in thousands):

	Three Months Ended March 31,
	2004	Increase (Decrease)	2003
Net sales	$868,383	2.8%	$844,451
Gross profit	$108,329	2.0%	$106,234
Percentage of net sales	12.5%		12.6%
Selling, general and administrative expenses	$296,024	(4.0%)	$308,347
Percentage of net sales	34.1%		36.5%
Operating loss	$(187,695)	(7.1%)	$(202,113)
Percentage of net sales	(21.6%)		(23.9%)
Net loss	$(168,743)	(14.6%)	$(197,699)

The following table summarizes Gateway’s net sales for the periods indicated by segment (dollars in thousands):

	Three Months Ended March 31,
	2004	Increase (Decrease)	2003
Net sales:			(a	)
Consumer	$524,432	8.3%	$484,100
Professional	343,951	(4.6%)	360,351

Consolidated net revenues	$868,383	2.8%	$844,451

Substantially all of Gateway’s sales for the first quarter 2004 and 2003 originated within North America. The following table summarizes Gateway’s net sales and by major product group (dollars in thousands):

	Three Months Ended March 31,
	2004	As %	2003	As %
			(a)
Personal computers (PC)	$607,861	70%	$644,828	76%
CE/Non-PC	260,522	30%	199,623	24%

Consolidated net revenues	$868,383	100%	$844,451	100%

(a)	Certain prior year amounts between segments have been reclassed to conform to current year presentation.

Net Sales

Net sales were $868 million in the first quarter of 2004 as compared to $844 million for the same period last year. PC unit sales were 604,000 for the first quarter of 2004 as compared with 506,000 for the same period last year. This increase was due to the contribution of eMachines PC unit sales beginning March 11, 2004. Excluding the impact of the eMachines’ contribution, Gateway PC revenue and units declined 9% and 15% from the first quarter 2003, respectively, due to the first quarter 2003 closure of 80 retail stores, competitive pricing and general market share loss. In April 2004, we announced the closure of our remaining 188 retail stores. These stores contributed approximately $300 million in sales per quarter and their closure will adversely impact our net sales in 2004. Gateway is working to offset these revenue declines in part by increasing sales in its remaining business areas and planned availability of Gateway products in third-party retail outlets. Negotiations with top PC and electronics retailers in the U.S. and abroad are underway to distribute Gateway products.

Consumer segment revenues of $524 million were based on sales of 388,000 PCs as compared with $484 million on sales of 266,000 PCs for the same period last year. Increases in both Consumer revenue and PC unit sales were due to sales of eMachines units, which more than offset a decrease in Gateway PC revenue and units. All eMachines’ units and revenue were included in the Consumer segment. eMachines results were favorably impacted by inventory shipments in March 2004 to a significant retail customer related to new product introductions.

Professional segment revenues of $344 million were based on PC unit sales of 216,000 as compared with $360 million on sales of 239,000 PCs for the same period last year, reflecting the Professional segment’s price competition and softness, primarily in the government, which sector contributed to market share losses. Gateway’s Professional segment continues to maintain an operating profit before unallocated corporate expenses.

CE/non-PC revenue was $261 million, up 30 percent from the prior year comparative period due to continued growth in Gateway’s CE products and the fact that they were new to market in the prior year. CE/Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital solutions and digital television products.

Gross profit

Gross profit for the first quarter 2004 was $108 million, an increase of 2% from $106 million in the first quarter of 2003. As a percentage of sales, gross profit for the first quarter 2004 was 12.5% (which includes 1.2 percentage points impact from restructuring and transformation charges), compared with 12.6% in the first quarter of 2003 (which includes 1.5 percentage points impact from restructuring and transformation charges). The margin decline was due to the increase in a reserve associated with a patent infringement claim, largely offset by an increased mix of CE product sales and traction gained through our 2003 cost of goods sold reduction programs.

While the integration of eMachines PC unit sales contributed to revenues from March 11 to the end of the first quarter of 2004, the margin contribution was relatively small due to the impact of purchase accounting which required that eMachines finished goods inventory be marked to fair value (less a reasonable allowance for selling, general and administrative costs) on the acquisition date. The value of the inventory mark-up was approximately $5.9 million. We expect eMachines’ sales will contribute to our gross profit margin dollars beginning in the second quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) costs totaled $296 million in the first quarter of 2004, compared with $308 million in the first quarter of 2003. This reduction reflects the impact of the first quarter 2003 closure of 80 retail stores, the rationalization of headcount costs and continued focus on other SG&A cost savings.

Included in these amounts are $93 million and $65 million of restructuring and transformation costs, respectively, related to the closure of our retail stores, severance obligations, outsourcing transition costs and other expenses related to transformation. We expect the closure of the retail stores on April 9 will produce SG&A savings of approximately $60 million per quarter. See “Restructuring Activities” below for further information concerning our 2004 and 2003 restructuring activities.

For full year 2004, Gateway expects to incur new restructuring and transformation costs of $400 million to $450 million, in addition to $25 million of costs associated with prior actions. The new costs relate to retail store closures, rationalization of facilities and service and support contracts, and streamlining the IT infrastructure and ongoing SG&A structure.

Restructuring Activities

2004:

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores. A charge of $73 million ($3 million in cost of goods sold and $70 million in selling, general and administrative expenses) was recorded in the first quarter of 2004 to provide for these actions. The significant retail restructuring actions were initiated in the first quarter of 2004 and substantially completed by early in the second quarter of 2004. Additional charges of approximately $85 million, primarily representing severance costs and lease obligations related to the stores, will be recorded under this plan in the second quarter of 2004. In addition to the $73 million, we recorded $8 million ($2 million in cost of goods sold and $6 million in selling, general and administrative expenses) in charges associated with previous restructuring activities, as well as $23 million ($6 million in cost of goods sold and $17 million in selling, general and administrative expenses) in outsourcing and other expenses related to our transformation.

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

In addition to the $69 million described above, Gateway recorded an additional $9 million in expenses ($5 million in cost of goods sold and $4 million in selling, general and administrative expenses) in 2003 for adjustments to previous restructuring plans.

Operating Loss

Our pre-tax loss was $182 million in the first quarter 2004, including $104 million in restructuring and transformation expenses ($73 million related to retail store closures), compared with $198 million, including $78 million in restructuring and transformation expenses, for the same period last year. This decline primarily reflects cost savings obtained through our 2003 restructuring initiatives.

On a segment basis, consumer operating loss decreased to $29 million for the first quarter 2004 as compared with $47 million for the same period last year due to the benefit of the first quarter 2003 retail store closures, cost reductions in cost of goods sold and selling, general and administrative expenses and, increased sales of CE products. Professional segment net income declined to $16 million for the first quarter 2004 from $21 million last year due to loss of market share primarily in the government sector.

Other Income (Loss), Net

Other income (loss), net includes primarily interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses to the extent applicable. Other income (loss) net was $6 million in the first quarter 2004, an increase from $4 million for the same period in 2003 due to an increase in interest income and a gain on the sale of marketable securities.

Income Taxes

We recorded a tax benefit of $13 million for the reversal of previously accrued tax liabilities resulting from recent tax authority settlements during the first quarter of 2004. Additionally, Gateway recorded a $19.8 million deferred tax liability related to the eMachines’ purchase accounting. eMachines will be included in Gateway’s federal consolidated income tax return effective March 12, 2004, with their taxable income being offset by anticipated losses incurred by Gateway for 2004. There was no tax expense or benefit recorded in the first quarter 2003.

Liquidity and Capital Resources

Gateway used $106 million in net cash in support of operations for the first quarter of 2004 primarily reflecting a net loss of $169 million and a net use of $104 million to pay outstanding payables and accrued liabilities, royalties and rebates, offset by $108 million in non-cash depreciation and other charges and $59 million in declines in inventories, accounts receivable and other assets, net for the quarter. These amounts are net of the effects of the eMachines’ acquisition. This compares with $164 million in cash provided by operating activities in the first quarter of 2003, which resulted from a net loss of $198 million and $127 million used to pay outstanding payables, offset by $92 million in non-cash depreciation and other charges, a $63 million decline in receivables and inventories and a $334 million tax refund.

For the first quarter 2004, we liquidated a net $125 million in marketable securities as compared with $208 million purchased for the same period, last year. Additionally, we paid $38 million in cash related to the eMachines acquisition, net of the $3 million in existing eMachines cash acquired through the transaction. We spent $10 million on fixed assets during the first quarter of 2004 as compared with $14 million for the same period last year.

Stock option exercises generated approximately $1 million in cash for the first quarter 2004. See Note 3 to the financial statements for further discussion of changes in significant balance sheet items for the first quarter of 2004.

As of March 31, 2004, approximately $39 million of our cash and marketable securities is restricted to provide for certain commitments and contingencies, including $31 million in Standby Letters of Credit and Guarantees.

The cash outlays associated with the restructuring and transformation initiatives are estimated to be approximately $200 million, approximately $170 million of which will be incurred in the full year 2004. This is in addition to cash outlays from prior restructuring programs of approximately $30 million projected for 2004.

The following table presents selected financial statistics and information for the periods indicated (dollars in thousands):

	March 31,
	2004	2003
Cash and marketable securities	$931,813	$1,215,192
Days of sales in accounts receivable	25	15
Days inventory on hand	16	10
Days in accounts payable	(48)	(28)

Cash conversion cycle	(7)	(3)

Days of sales in accounts receivable increased by 10 days due to the eMachines retailer-driven receivables structure. The average number of days in inventory increased 6 days due to increases in finished goods inventory staged and eMachines inventory in-transit from suppliers. Days payable outstanding increased by 20 days, largely reflecting improved supplier terms in conjunction with our new fulfillment model implemented in the third and fourth quarters of 2003, as well as the eMachines’ payables structure.

We issued approximately 47 million shares of common stock in connection with the eMachines’ acquisition. This issuance impacted our weighted average shares outstanding for the first quarter by approximately 11 million shares and will impact second quarter of 2004 earnings per share by 47 million shares.

In December 2001, we issued $200 million of Series A convertible preferred stock and $200 million of Series C redeemable convertible preferred stock to a single holder. In December of 2004, the Series A convertible preferred stock will automatically convert into our common stock at a conversion price of between $8.99 and $10.07 per share based on the fair value of our common stock at the date of conversion. If our common stock price on the conversion date is comparable to our common stock price on May 7, 2004, the Series A would convert into a total of 22,238,283 shares of our common stock.

In addition, in December 2004, the holder can put the Series C redeemable convertible preferred stock to us at face value and we have the option to satisfy this put right in cash or registered common stock, or a combination of cash and common stock. Currently, we are reviewing alternatives to possibly issue additional debt and/or equity securities of the company during 2004 to fund at least a portion of this obligation (assuming the put is exercised) with the proceeds. There is no assurance that such financing will be available or as to the terms thereof. If such financing is not completed and the Series C preferred stock is redeemed, our overall liquidity may be impacted.

Gateway’s agreement with our primary third-party financing partner has a termination provision that gives this lender the right to provide us with 60 days written notice of its intent to terminate further customer financing in the event of a change in control at Gateway or if Gateway does not meet certain financial liquidity conditions as of Gateway’s quarter end. In light of this and our expectation that we may not meet these conditions at the end of the second quarter largely related to restructuring and other costs associated with the acquisition of eMachines, we have maintained at least one alternative financing partner to reduce or eliminate the risk associated with any termination. We continually identify and enter into discussions with alternative financing partners, should the need arise to introduce an additional partner into our consumer financing program. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by alternative sources, we may experience a decrease in consumer net sales from levels we might otherwise achieve.

We believe that our current sources of working capital provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Factors that May Affect Future Results” as well as “Outlook” that could affect our estimates of future financial needs and sources of working capital.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, restructuring charges and purchase obligations have not significantly changed from the amounts reported in our 2003 Annual Report on Form 10-K except as follows:

•	Royalty / licensing agreements – Minimum royalty amounts due in 2004 under licensing arrangements increased by $2 million with the acquisition of eMachines. eMachines does not have any significant minimum royalty obligations beyond 2004. See Note 6 for additional information.

•	Estimated purchase obligations – Amounts on order under firm purchase commitments at March 31, 2004 were approximately $364 million. This represents agreements to purchase goods or services that are enforceable, legally binding and specify all significant purchase terms. This amount will be settled within 1 year.

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

Acquisition of eMachines

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer manufacturer and distributor. The acquisition combines Gateway’s professional and consumer businesses, consumer electronics leadership, scale and cash availability with eMachines’ low cost structure, proven profitability, PC market strength, third-party retail network, international presence and need for additional capital. These factors contributed to a purchase price in excess of the fair value of the eMachines’ net tangible and intangible assets acquired and, as a result, Gateway has recorded goodwill in connection with this transaction.

The total purchase price of $262 million consists of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of such executives through the next two to three years. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 5-day period prior to and following January 30, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will be amortized to operating expenses over the next two to three years.

The preliminary allocation of purchase price is subject to revision for approximately 1 year as more detailed analysis is completed and additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair value of eMachines is as follows (in thousands):

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,554
Liabilities assumed	(300,071)

Total	$261,646

A preliminary estimate of $48 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets with an estimated useful life of 10 years, which will create approximately $4.8 million in additional amortization expense annually for that period. As a result, the Company expects to recognize amortization charges of $1.2 million per quarter over this period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of eMachines will change the amount of purchase price allocable to goodwill.

We expect that, with the addition of eMachines, our future inventory levels will be higher than levels historically maintained by Gateway alone due to eMachines’ operational fulfillment model in support of distribution to third-party retailers.

Related Party Transactions

During the first quarter 2004, we paid $3.1 million to a related party that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and our customers. We have an approximate 17% ownership interest (as-converted basis) in this company and its controlling shareholder is a member of the Gateway senior management team and is not involved in any management capacity with decisions or supervision of the services provided.

As of March 31, 2004, Gateway owed $15 million to Lap Shun Hui, a significant shareholder, in connection with Gateway’s acquisition of eMachines. This amount is due and payable before the end of the second quarter of 2004.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk in the entity to finance its activities without additional subordinated financial support from the other parties and was effective for the Company for all VIE arrangements entered into after January 31, 2003. FIN 46-R was effective for the Company in the first quarter 2004 and neither the adoption of FIN 46 or FIN 46-R had a material impact on our results of operations, financial position or cash flow.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104 rescinds the accounting guidance contained in SAB 101 specifically related to multiple element revenue arrangements, but leaves the remaining SAB 101 principles largely unchanged. The adoption of SAB 104 did not have a material impact on Gateway’s consolidated results of operations or financial position.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Quarterly Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report.

There are significant risks and uncertainties associated with our acquisition of eMachines. In the first quarter 2004, we acquired eMachines, Inc., a privately-held PC manufacturer and distributor. This was the first acquisition of another company by Gateway in more than 3 years. In connection with the transaction, there have been significant changes in Gateway’s management team. Working through integration issues is complex, time-consuming and expensive and could significantly disrupt our business. Some of the significant challenges we face include:

•	Rationalizing our procurement, logistics, and distribution channels, including coordinating and combining administrative, manufacturing, facilities and relationships with third-parties while maintaining adequate standards, controls and procedures;

•	Consolidating our corporate IT infrastructure, including the implementation of a single information management system to support improved productivity, strong inventory and forecasting management and accurate financial reporting and lower costs;

•	Evaluating and combining our product offerings to maximize synergies and take advantage of market opportunities while introducing products into new markets in which we are not experienced;

•	Demonstrating to customers and distributors that the combined Gateway and eMachines company will not result in adverse changes in service standards or business focus or in coordinating sales, marketing and distribution efforts (i.e. channel conflict);

•	Minimizing the diversion of management attention from ongoing business concerns;

•	Maintaining employee morale and retaining key employees, integrating cultures and management structures, accurately forecasting employee benefit costs and implementing restructuring programs.

While we believe the combined Gateway / eMachines entity creates a much stronger organization, there is no assurance that management will be able to successfully address these risks and uncertainties. Failure to do so could result in some or all of the benefits of the acquisition being delayed or not realized at all and would negatively impact our financial position, results of operations and long-term outlook.

Failure to replace the revenues lost through the closure of our retail stores would have a significant effect on our revenues and results of operations. Effective April 9, 2004, we closed our 188 Gateway retail stores as part of our effort to expand third-party retail and to cut costs. For 2003, sales through our retail stores accounted for approximately 60% of Consumer segment revenues. While we are taking steps to replace that revenue with sales of Gateway products through our direct channels and expansion of our Gateway and eMachines PCs, and potentially Gateway consumer electronics products into third-party retail outlets, there can be no assurance that third-party retailers will accept Gateway PC and consumer electronics products, or that we will be successful in replacing the lost revenue. The success of our efforts to distribute through third-party retail will largely depend upon our ability to anticipate customer demand and offer innovative products viewed as alternatives to competitors’ products available through the same retailer. If we are unable to successfully execute this new third-party retail strategy, our revenues and business prospects would be affected adversely. We have incurred substantial costs related to the shutdown of our retail operations which will impact our financial results, particularly during the first half of 2004.

The PC and consumer electronics industries are extremely competitive and pricing pressures could harm our gross margins and challenge our ability to return to profitability. Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry and have lost significant market share in recent years. We compete primarily on the basis of customer satisfaction, value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products quickly to market. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices for our PCs and consumer electronics products will continue to decline, especially as we shift one of our primary distribution channels from Gateway-owned retail stores to third-party retail outlets, combined with lower-cost eMachines products. If we continue to reduce PC and consumer electronics prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin consumer electronics and non-PC products. To the extent we are unable to compete successfully in the PC and consumer electronics markets, our revenues and business prospects would be affected adversely.

Weak conditions in the public sector and political uncertainty may adversely affect our operating results. Reductions in state and federal budgets as a result of current economic conditions have adversely affected our sales in the public sector. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

If we cannot reverse our declining sales trends and continued net losses, the business could fail and may impact our ability to continue as a viable company. The slower rate of growth in the PC market and resulting competitive pressures have resulted in lower average selling prices for our PCs and has adversely impacted demand for our PCs and related products and services to a greater extent than it has impacted some of our PC competitors. In this environment of declining average sales prices, our revenues and PC market share have declined. As a result, we have experienced a net loss for the last several years. Our results have continued to decline despite broadening of our product lines in the consumer electronics area in late 2002. Continued deterioration in our PC unit sales and failure to increase consumer electronics product acceptance and sales will materially adversely affect Gateway’s future results of operations and financial condition.

If we fail to attract new customers and/or retain our existing customers our operating results will be adversely impacted. The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new prospects and repeat customers through our various marketing channels, including our website, our telephone call centers and our third party retail partners, and then convert these interactions into sales transactions. If we do not achieve increased transaction volume, especially through our expanded third-party retail network beginning in the second quarter of 2004, our ability to grow and become profitable would be adversely impacted.

We have limited consumer electronics sales history and experience which could affect our ability to forecast results and distract our attention from our core PC business. Our consumer electronics sales strategy was significantly expanded in 2003 to include digital cameras, DVD players and recorders, and various other consumer electronics products in addition to digital TVs. While we have experienced initial success in developing and selling consumer electronics products, there can be no assurance these products will garner additional market acceptance or generate extended sales of other Gateway products, particularly with the shutdown of Gateway’s retail operations. Moreover, our limited experience selling high volumes of consumer electronics products may adversely impact our ability to forecast results.

Our future success depends heavily upon our ability to control and reduce significantly our selling, general and administrative costs in the near term. As a result of costs associated with selling and marketing our products and services, particularly in our retail stores, we have historically incurred higher selling, general and administrative (“SG&A”) costs as a percent of revenue, than many of our competitors. As part of our effort to significantly reduce our SG&A overhead, we announced in April 2004 the closure of our 188 retail stores. In the near term (i.e. first half of 2004) we expect to incur substantial integration costs related to the eMachines acquisition and restructuring charges related to the store closures. We continue to explore further reductions in other SG&A areas, including the rationalization of our marketing efforts and administrative requirements under a partial third-party retail distribution model that we believe will ultimately result in a significant reduction in our SG&A costs. However, there can be no assurances such reductions will be realized. Moreover, continuing restructurings, business transformations or other expenses will increase our SG&A costs and negatively impact our future results and financial condition. The failure to control and reduce our SG&A costs combined with expected lower average sales prices related to third-party retail would have significant adverse effects on our profitability.

Failure to properly manage our outsourcing initiatives and corporate restructuring efforts could significantly impact results of operations. As part of our transformation, we are increasingly dependent upon third-party providers of products and services. During 2003, we outsourced a substantial portion of our manufacturing operations and service and support operations together with the implementation of new IT systems and a number of administrative services to third-party providers under contract. Although we have partnered with major vendors to implement these activities and systems, there is no assurance that we will avoid business interruptions in connection with the implementation of these activities or the possibility that the systems will not scale to meet the needs of our business. If we are unable to properly manage these outsourcing providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations, our results of operations could be adversely impacted. Our reliance on third party suppliers for the provision of employees could expose us to various legal claims relating to their employment status. Cost-cutting efforts have been implemented in recent periods and are contemplated in the future. Our ability to motivate employees and maintain employee morale during our restructuring and transformation may be adversely impacted by workforce reductions and general uncertainties. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Our products are sourced from a limited number of suppliers and failure to properly manage our relationships could have a severe impact on revenues. We require a high volume of quality products and components for our PC and CE/non-PC offerings, substantially all of which are obtained from a limited number of outside suppliers. In some circumstances we maintain single or dual-source supplier relationships, such as with Microsoft for operating system products and Intel and AMD for PC microprocessors. If the supply of a key material product or component is delayed or curtailed, our ability to ship the related product or service in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by maintaining insurance to protect ourselves against loss of profits due to a supplier’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply where appropriate and by using reputable and reliable suppliers. However, even where multiple suppliers are available, we may source from a single supplier to take advantage of volume discounts and certain key components are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party suppliers for key products or components were to erode, the delay or curtailment of deliveries of such products or components could occur.

Our reliance on third-party suppliers of key products and components exposes us to potential product quality issues that could affect the on-time delivery and performance of our products and services. While such outsourcing arrangements, including the outsourcing of a substantial portion of manufacturing, may lower the fixed cost of operations, they also reduce our direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues due to faulty products or components manufactured by third-party suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations is disrupted by economic, business, environmental, political, medical, or military conditions or events, Gateway’s results of operations and financial condition could be adversely affected.

Failure to foster and maintain relationships with several key third-party retailers could adversely affect sales. Our products are sold primarily through direct channels (phone and web) and third-party retail partners, with third-party retail sales expected to expand significantly by the end of 2004. We expect a substantial portion of our future PC and consumer electronics product sales will be to a small number of key third-party retailers, in addition to sales through our direct channels. Failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales would have a significant adverse impact on revenues. Moreover, we expect that reductions in our average selling prices necessary to entice third-party retailers to buy our products will reduce gross margins and, absent significant increases in unit shipments, could adversely impact our revenues.

Reduced availability of consumer financing from third-party financing partners would adversely affect revenues. Reduced availability of financing generally or additional tightening in consumer credit policies from our third-party financial partners could materially and adversely affect our operations and financial results. In 2003, third-party financial institutions provided financing of approximately 26% of our consumer net sales on a non-recourse basis to Gateway, although we expect that to decline substantially in 2004 due to the closure of our retail operations.

Beginning in the fourth quarter of 2002, our primary third-party financing partner adopted a more conservative credit policy. At the same time, this partner also established termination provisions that give this lender the right to provide us with 60 days written notice of its intent to terminate further customer financing in the event of a change in control at Gateway or if Gateway does not meet certain financial liquidity conditions as of Gateway’s quarter end. In light of this and the possibility that we may not meet these conditions at the end of the second quarter largely related to restructuring and other transformation costs associated with the acquisition of eMachines, we have maintained at least one alternative financing partner to reduce or eliminate the risk associated with any termination. We continually identify and enter into discussions with alternative financing partners, should the need arise to introduce an additional partner into our consumer financing program. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by alternative sources, we may experience a decrease in consumer net sales from levels we might otherwise achieve.

Public perception regarding Internet security and online privacy could adversely affect our revenues and fraudulent customer activities perpetrated online could result in losses. Customer concerns over the security of transactions conducted on the internet or the privacy of user information may inhibit the growth of our web sales. To transmit confidential information, such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers and those of our service providers may be vulnerable to viruses, other harmful code or harmful activity transmitted over the internet. While we proactively search and protect against intrusions into our infrastructure, a virus, other harmful code or harmful activity could cause a service disruption.

Even though historical losses related to fraudulent customer activities have been minimal, we bear some of the financial risk from products or services purchased through fraudulent payment methods. We have implemented a number of anti-fraud measures, but a failure to adequately control fraudulent methods of payment could adversely affect our operations and financial results.

Failure to develop and introduce new and innovative products in an industry characterized by short product life cycles could adversely affect our growth and efforts to return to profitability. Our business model depends on bringing new products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to successfully forecast product demand, training of sales and support personnel, and customer acceptance of new technology. If we are unable to successfully forecast demand for new products, we may not properly manage our inventory levels and may have increased exposure to the risks of supply described above under “Our products are sourced from a limited number of suppliers and failure to properly manage our relationships could have a severe impact on revenues.”

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

Reliance upon third-party patents and intellectual property licensing could limit our ability to innovate and exposes us to the risk of litigation. There is no assurance that we will continue to have access to existing or new third-party technology for use in our products. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, Gateway believes that based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses would be available on acceptable terms. If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties’ protected technology.

Because of technological changes in the PC and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe existing patents of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. In addition, we may not be able to rely on our outside suppliers to adequately defend any patent infringement claims against Gateway PCs and Gateway-branded consumer electronics products. If any outside suppliers of these Gateway-branded products is unable to uphold its contractual agreement to indemnify us from claims that Gateway is infringing patents of others, our future operating results and financial condition could be materially adversely affected.

The PC and consumer electronics industries are characterized by rapid turn-over and highly liquid assets and the failure to properly manage inventory risks could result in material losses. By distributing many of our products directly to our customers, we historically have been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. Although we shut down our retail stores on April 9, 2004, we will continue direct retail sales through our internet and phone channels. However, as we transition into third-party retail channels, we must manage inventory effectively. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. If we are not successful in forecasting product demand, we could have excess or insufficient inventory of certain products and any excess inventory may result in reduced prices and inventory write downs, which in turn could result in lower gross margins. We are in the process of selling our retail store inventory, including inventory yet to be acquired from our suppliers under firm purchase commitments. This inventory may decline in value if we are unable to sell it in a timely manner.

In addition, we maintain certain component products in inventory. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations.

The failure to attract and retain talent and key personnel could have a significant near-term adverse impact on our operations. Our success depends in large part on our ability to retain and attract key personnel. Significant turnover in senior management occurred in the first quarter of 2004 as a result of the integration with the eMachines senior management team. Several senior executives have left the company which could impact the near-term management and day-to-day operations of the business.

We recently announced plans to relocate our headquarters from Poway, California to Orange County, California in the summer of 2004 and the closure of our 188 retail stores effective April 9. The uncertainties created by these announcements, combined with high turnover in the management team, have had an impact on employee morale and could have a significant adverse impact on our efforts to retain key employees. There can also be no assurance that we will continue to successfully retain or attract the management talent we need. The inability to retain or attract such key personnel could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. that could be adversely affected by changes in the political or economic stability of government policies in those countries or the U.S., which could increase our cost of operations. We have a number of outsourced workers who provide a variety of functional support services to our information technology groups. A significant change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. We also have outsourced a substantial portion of our manufacturing operations to countries in Far East Asia. These outsourced manufacturing operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Unforeseen environmental costs could impact our future earnings. Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. Although Gateway does not anticipate any material adverse effects in the future based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

Variability in our customer and product sales mix combined with seasonal buying habits introduces volatility into our results of operations and makes it difficult to accurately forecast operating results. Our profits vary by type of customer, and product mix and the seasonal buying habits of our customers. We typically experience an increase in sales activity near quarters-end. Significant shifts in higher-margin CE product sales in a given period could result in variability in net income from period to period. Government contracts are subject to the right of the government to terminate for convenience and we may be subject to suspension or disbarment in the event of violations of certain legal and regulatory requirements. In the event we do not meet such government requirements, Gateway’s results of operations and financial condition could be adversely affected.

Our planned expansion into international markets in 2004 and beyond exposes us to several new and complex risks. With the acquisition of eMachines, we plan to expand sales of Gateway PCs and consumer electronics into international markets. While Gateway previously sold PCs in international markets and eMachines has been selling in international markets for several years, there can be no assurance that such markets will accept Gateway PCs and consumer electronics products. International sales are subject to certain inherent risks including unexpected changes in regulatory requirements and tariffs, risks in hedging for foreign currency fluctuations for non-U.S. dollar sales, difficulties in managing foreign operations, longer payment cycles, problems in accounts receivable collections and potentially adverse tax consequences. Because our international sales are expected to be denominated in U.S. dollars, the strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services relatively more expensive, thereby reducing the price-competitiveness of our products.

If we are unable to monitor and manage our product rebate programs, our costs could increase. We currently offer product rebates to purchasers of our PCs and certain CE products. We use historical data to assist us in determining the percentage of customers who will claim these product rebates. At the same time, we must estimate future product rebate redemptions to price our products effectively. If an unexpectedly large number of buyers redeemed the product rebates to which they were entitled, the effective average selling price of our products would be reduced below the level we anticipated and our costs would increase. We rely on a third party over which we have limited control to manage our rebate programs. If rebate claims are not properly handled or if rebates are not paid promptly, our reputation may be harmed and sales may decline.

A substantial portion of our customer care services are provided by third-party service providers and we could experience additional costs and/or declines in customer satisfaction levels if we are unable to properly monitor and manage such providers. We rely on third-party service providers to provide warranty repairs and other tech-support services to our customers. While such providers are required to maintain certain service levels, there can be no guarantee that such providers will provide our customers with the same high-level of service we otherwise would provide ourselves.

If we do not maintain our reputation and expand our name recognition, we may lose customers. Developing and maintaining awareness of our Gateway and eMachines brand names is critical to achieving widespread acceptance of our PC offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and the effectiveness of our marketing efforts. Currently, third-party retailers are often our first points of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand names and reputation could be harmed.

Proposed changes in accounting for equity compensation will adversely affect earnings and could affect our ability to attract and retain key employees. We have historically used stock options as a component of our employee compensation program in order to align employee’s interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In March 2004, the FASB proposed changes to current accounting literature to require Gateway and other companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. If eventually adopted as a standard, this change in accounting will result in additional expense to Gateway beginning in 2005 and could limit management’s willingness to use equity-based compensation plans in attracting and retaining employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Gateway, see item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2003. Our exposure to market risks has not changed materially since December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that the information relating to Gateway, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Gateway’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the first quarter of 2004, Gateway continued to outsource certain fulfillment logistics and services and support functions to third-party vendors resulting in, among other things, increased levels of inventories at third-party manufacturing, services and support and logistics vendors. As a result, certain changes in basic processes and internal controls and procedures over the day-to-day management and financial reporting of inventories were made. While we believe the changed controls pertaining to financial reporting are adequate and effective, we continue to pursue opportunities to improve these controls and procedures as processes evolve.

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

The information set forth under Note 6 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description of Exhibits

3.2	Amended and Restated Bylaws of Gateway, Inc.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On February 3, 2004, Gateway filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release, entitled “Gateway Acquires eMachines.” The press release was filed as an exhibit to the Form 8-K.

On March 11, 2004, Gateway filed a report on Form 8-K, which reported under Items 4 and 7, announcing that PricewaterhouseCoopers LLP had declined to stand for reelection as Gateway’s independent accountant’s for the year ended December 31, 2004.

On March 11, 2004, Gateway filed a report on Form 8-K, which reported under Items 4 and 7, announcing that PricewaterhouseCoopers LLP had declined to stand for reelection as the independent accountants for the Gateway, Inc. Retirement Savings Plan’s financial statements for the year ended December 31, 2003.

On March 12, 2004, Gateway filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release, entitled “Gateway Completes Acquisition of eMachines.” The press release was filed as an exhibit to the Form 8-K.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: May 10, 2004	By:	/s/ RODERICK M. SHERWOOD III

Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: May 10, 2004	By:	/S/ Kelli A. Richard

Kelli A. Richard Vice President and Controller (principal accounting officer)