Form 10-Q
period 2004-06-30
GATEWAY INC
filed 2004-08-06
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004 there were 372,696,800 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of August 2, 2004 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended June 30, 2004

I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and six months ended June 30, 2004 and 2003

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$837,592	$799,639	$1,705,975	$1,644,090
Cost of goods sold	821,534	661,981	1,581,588	1,400,198

Gross profit	16,058	137,658	124,387	243,892
Selling, general and administrative expenses	353,549	212,266	649,573	520,613

Operating loss	(337,491)	(74,608)	(525,186)	(276,721)
Other income, net	1,700	4,825	7,867	9,239

Loss before income taxes	(335,791)	(69,783)	(517,319)	(267,482)
Benefit for income taxes	—	—	12,785	—

Net loss	(335,791)	(69,783)	(504,534)	(267,482)
Preferred stock dividends and accretion	(2,790)	(2,784)	(5,579)	(5,566)

Net loss attributable to common stockholders	$(338,581)	$(72,567)	$(510,113)	$(273,048)

Basic and diluted net loss per share	$(0.91)	$(0.22)	$(1.44)	$(0.84)

Basic and diluted weighted average shares outstanding	372,436	324,072	353,918	324,072

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2004 and December 31, 2003

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$271,532	$349,101
Marketable securities	508,354	739,936
Accounts receivable, net	257,266	210,151
Inventory	200,718	114,136
Other	216,704	250,153

Total current assets	1,454,574	1,663,477
Property, plant and equipment, net	149,202	330,913
Intangibles, net	105,825	13,983
Goodwill	155,626	—
Other assets, net	9,287	20,065

	$1,874,514	$2,028,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$508,814	$415,971
Accrued liabilities	339,617	277,455
Accrued royalties	47,394	48,488
Other current liabilities	246,685	257,090

Total current liabilities	1,142,510	999,004
Long-term liabilities	125,387	109,696

Total liabilities	1,267,897	1,108,700

Commitments and Contingencies (Note 6)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	198,878	197,720

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 372,677 and 324,392 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3,727	3,244
Additional paid-in capital	955,236	734,550
Unearned compensation	(22,613)	—
Accumulated deficit	(728,684)	(218,571)
Accumulated other comprehensive income	73	2,795

Total stockholders’ equity	407,739	722,018

	$1,874,514	$2,028,438

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2004 and 2003

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(504,534)	$(267,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,295	87,342
Deferred compensation amortization	5,102	—
Provision for doubtful accounts receivable	5,901	6,812
Write-downs of property and equipment	144,614	41,035
(Gain) loss on sales of investments	(128)	994
Loss on sale of property, plant and equipment	2,500	—
Other, net	(68)	687
Changes in operating assets and liabilities, net of effects of eMachines’ acquisition:
Accounts receivable	66,450	(17,848)
Inventory	59,118	15,261
Other assets	23,330	335,351
Accounts payable	(116,702)	19,544
Accrued liabilities	32,291	(121,194)
Accrued royalties	(13,691)	9,982
Other liabilities	(20,470)	7,646

Net cash (used in) provided by operating activities	(243,992)	118,130

Cash flows from investing activities:
Cash paid in acquisition of eMachines, net of cash acquired	(41,350)	—
Capital expenditures	(21,290)	(30,098)
Proceeds from sale of property, plant and equipment	12,086	—
Proceeds from sales (purchases) of available-for-sale securities, net	241,082	(166,690)
Payment of shareholder note payable	(22,448)	—
Proceeds from principal payments of notes receivable	—	20,045

Net cash provided by (used in) investing activities	168,080	(176,743)

Cash flows from financing activities:
Payment of preferred stock dividends	(4,420)	(7,380)
Proceeds from common stock option exercises	2,763	—

Net cash used in financing activities	(1,657)	(7,380)

Net decrease in cash and cash equivalents	(77,569)	(65,993)
Cash and cash equivalents, beginning of period	349,101	465,603

Cash and cash equivalents, end of period	$271,532	$399,610

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in eMachines acquisition	$214,623

See Note 9 for additional information related to the Company’s acquisition of eMachines

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General:

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway” or “Company”) as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed in (h) below and restructuring, transformation and integration charges as discussed in Note 7. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in Gateway’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Gateway sells its desktop and notebook computers (“PCs”) and PC-related products and services and convergence related consumer electronics products and services through its call centers, web site, direct sales force and third-party retail partners. Convergence and non-PC related products and services (“Convergence/non-PC”) consist of all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs, digital music players and enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer distributor. These unaudited condensed consolidated financial statements include eMachines’ condensed consolidated balance sheet and results of operations subsequent to March 11, 2004. On April 9, 2004, Gateway closed its 188 retail stores to pursue wider distribution of its products through third-party retail partners (domestic and international) in addition to continued direct-sales of products to consumers and businesses via Gateway’s sales workforce, website and phone centers.

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

Gateway considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value because of their short maturities.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(d)	Marketable Securities and Long-Term Investments:

Marketable securities are classified as available-for-sale and consist of mutual funds, equity securities, commercial paper and debt securities. Marketable securities are adjusted to their fair market values each reporting date based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Upon disposition of marketable securities, the specific identification method is used to determine the cost basis in computing realized gains or losses.

Long-term investments, including publicly traded equity securities, represent minority investments in other companies and are carried at cost. Certain of these long-term investments carry restrictions on immediate disposition and are included within long-term other assets, net.

Gateway regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Gateway also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve its operating results. If events and circumstances indicate that an other-than-temporary decline in the value of these assets has occurred, Gateway records an impairment charge to income in that period. No impairment charge was necessary or recorded during the first six months of 2004 or 2003.

(e)	Inventory:

Inventory, which is comprised of component parts, both owned and consigned, subassemblies and finished goods, including refurbished PCs, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as peripherals, software not included with the PC, accessories, and convergence consumer electronics products. On a quarterly basis, Gateway performs an assessment of its inventories, reviewing the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether excess or obsolescence write-downs are required.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As part of Gateway’s restructuring and transformation efforts primarily resulting from the acquisition of eMachines and closure of our retail stores during the first six months of 2004, the estimated useful lives of certain assets were shortened. The estimated useful lives of certain store assets had previously been shortened effective January 1, 2003 in connection with the closing of 76 stores in the first quarter of 2003. These revisions to estimated useful lives resulted in additional depreciation expense of $11.5 million and $19.0 million for the second quarter and first six months of 2004, respectively, and $3.5 million and $7.0 million in additional depreciation expense for the same periods in 2003, respectively.

(g)	Intangible Assets and Goodwill:

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Intangible assets, including goodwill, are reviewed for impairment annually during the fourth quarter and whenever events or circumstances indicate an event of impairment may exist, such as the closure of our retail stores in the second quarter of 2004. Management has concluded that no condition of impairment exists at June 30, 2004.

Intangible assets with finite lives acquired through the acquisition of eMachines including customer-related assets were assigned useful lives of ten years. Amortization expense related to these assets will approximate $4.8 million annually. Intangible asset amortization expense for the second quarter and first six months of 2004 was $3.4 million and $6.2 million, respectively as compared with $2.3 million and $4.2 million for the same periods in 2003, respectively.

(h)	Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Impairment charges of $60 million and $130 million were recorded in the second quarter and first six months of 2004, respectively, as a result of Gateway’s decision to close the retail stores effective April 9, 2004 (see Note 7).

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reconciliation of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Accrued warranty at the beginning of the period	$26,897	$67,141
Accruals for warranties issued during the period	29,676	72,523
Settlements made	(35,900)	(97,920)

Accrued warranty at the end of the period	$20,673	$41,744

Gateway has experienced a significant decline in its warranty provision in recent quarters due to the shortening of Gateway’s PC standard warranty periods and an increase in the amount of warranty costs being reimbursed by its suppliers.

(k)	Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from services that are rendered by Gateway, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. The Company offers its customers internet services which are provided by third parties. The revenue associated with these services is recognized as the services are provided based on subscriber counts, which are reported to Gateway by the service providers. Other than internet services, revenue from the sale of services that are rendered by third parties, such as installation and extended warranty, is recognized when such services are performed or delivered.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts. Gateway records reductions to revenue for estimated commitments related to customer incentive programs, including customer rebates and other sales incentives. This includes, among other things, trade-ins and referral credits.

Gateway offers its customers an option to purchase extended warranties. Revenue from extended warranty sales is deferred and recognized over the warranty service period. Revenue related to sales of extended warranties provided by third-party service providers is recognized at the time of sale. A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue for the periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Extended warranty deferred revenue at beginning of the period	$216,790	$147,599
Additions to extended warranty deferred revenue	63,933	80,143
Extended warranty revenue recognition	(66,763)	(42,950)

Extended warranty deferred revenue at the end of the period	$213,960	$184,792

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(l)	Shipping and Handling:

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

Basic loss per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net loss attributable to common stockholders and the combination of potentially dilutive common stock and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended June 30, 2004 and 2003 excludes 25,236 and 23,100 weighted average incremental shares, respectively, and for the six months ended June 30, 2004 and 2003 excludes 25,446 and 22,573 weighted average incremental shares, respectively, related to employee and directors stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price, or assuming the “if converted” method for the Series A Convertible Preferred Stock, as their effect on earnings per share is anti-dilutive. The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating loss per share as the contingency was not met as of June 30, 2004. For the three months ended June 30, 2004 and 2003 Gateway has excluded 58,650 and 49,310 shares, respectively, and for the six months ended June 30, 2004 and 2003 excluded 50,658 and 50,136 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

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

Gateway uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2004 and 2003: dividend yield of zero percent; risk-free interest rates ranging from 1.5 to 3.0 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant for options granted during the first six months of 2004 and 2003 was 71 percent.

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have been (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders – as reported	$(338,581)	$(72,567)	$(510,113)	$(273,048)
Add: compensation expense included in net loss	4,258	—	5,102	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,226)	(4,487)	(12,203)	(15,861)

Net loss attributable to common stockholders – pro forma	$(341,549)	$(77,054)	$(517,214)	$(288,909)

Net loss per share – as reported:
Basic and diluted	$(0.91)	$(0.22)	$(1.44)	$(0.84)

Net loss per share – pro forma:
Basic and diluted	$(0.92)	$(0.24)	$(1.46)	$(0.89)

(q)	Segment Data:

Gateway reports segment data based on the internal reporting that is used by the chief executive officer for making operating decisions and assessing performance. During the second quarter of 2004 and in connection with the acquisition of eMachines, Gateway reorganized its internal reporting structure and created two new segments, Retail and International. Gateway’s operating segments are now Direct Sales (previously Consumer), Professional, Retail and International. The International segment currently meets the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is included in the Retail segment for external reporting purposes due to its largely retail nature at the current time. See Note 8.

(r)	New Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk in the entity to finance its activities without additional subordinated financial support from the other parties and was effective for the Company for all VIE arrangements entered into after January 31, 2003. FIN 46-R was effective for the Company in the first quarter 2004 and neither the adoption of FIN 46 nor FIN 46-R had a material impact on its results of operations, financial position or cash flow.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company’s annual financial statements. The provisions of EITF 03-1 become effective for Gateway in the third quarter 2004. Gateway does not expect the adoption of EITF 03-1 will have a material effect on its results of operations or financial position.

2.	Comprehensive Loss:

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Comprehensive loss:
Net loss	$(335,791)	$(69,783)	$(504,534)	$(267,482)
Foreign currency translation	457	(160)	(144)	135
Unrealized gain (loss) on available-for-sale securities, net	(2,733)	(1,105)	(2,578)	806

	$(338,067)	$(71,048)	$(507,256)	$(266,541)

3.	Selected Balance Sheet Information (in thousands unless otherwise noted):

	June 30, 2004	December 31, 2003
Unrestricted cash and cash equivalents	$230,329	$311,520
Restricted cash	41,203	37,581

	$271,532	$349,101

Accounts receivable, net:
Accounts receivable	$263,401	$215,759
Allowance for doubtful accounts	(6,135)	(5,608)

	$257,266	$210,151

The increase in accounts receivable is driven by the acquisition of eMachines partially offset by improved collections on professional segment receivables in the first six months of 2004 as compared to the fourth quarter of 2003.

	June 30, 2004	December 31, 2003
Inventory:
Component parts and subassemblies	$75,027	$37,894
Finished goods	125,691	25,798
Gateway store inventory	—	50,444

	$200,718	$114,136

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The increase in inventory is primarily driven by the addition of eMachines’ inventory. The Company expects that its future inventory levels will be higher than levels historically maintained by Gateway alone due to eMachines’ operational fulfillment model in support of distribution to third-party retailers.

	June 30, 2004	December 31, 2003
Other current assets:
Prepaid expenses	$61,565	$49,549
Other	155,139	200,604

	$216,704	$250,153

Property, plant and equipment, net:
Property, plant and equipment	$659,273	$923,499
Accumulated depreciation	(510,071)	(592,586)

	$149,202	$330,913

The decrease in property, plant and equipment is primarily the result of the impairment of long-lived assets associated with the closure of the Company’s retail stores on April 9, 2004. See Note 7 for additional information.

	June 30, 2004	December 31, 2003
Intangible assets, net:
Amortized intangible assets (customer relationships)	$99,000	$50,550
Accumulated amortization	(42,775)	(36,567)
Indefinite-lived intangible assets (trademarks and tradenames)	49,600	—

	$105,825	$13,983

The increase in intangible assets results from the acquisition of eMachines. See Note 9 for additional information.

	June 30, 2004	December 31, 2003
Accounts payable	$508,814	$415,971

The increase in accounts payable is driven primarily by the acquisition of eMachines and improved payment terms with our suppliers in 2004.

	June 30, 2004	December 31, 2003
Accrued liabilities:
Warranty	$18,131	$23,992
Restructuring (see Note 7)	121,351	47,892
Other	200,135	205,571

	$339,617	$277,455

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The increase in accrued liabilities is due primarily to the first quarter 2004 restructuring plan, including accruals for lease liabilities and severance costs incurred with the closure of the Gateway retail stores on April 9, 2004. See Note 7 for additional information.

	June 30, 2004	December 31, 2003
Other current liabilities:
Deferred revenue	$118,630	$109,999
Other	128,055	147,091

	$246,685	$257,090

Long-term liabilities:
Deferred revenue	$100,334	$106,791
Warranty	2,542	2,905
Other	22,511	—

	$125,387	$109,696

The increase in other long-term liabilities is due to a deferred income tax liability associated with the acquisition of eMachines.

4.	Preferred Stock:

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. (“AOL”). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million is being accreted to the face value of $200 million through 2004 using the interest method. The Series C Preferred Stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway on December 22, 2004, 2009 and 2014 at face value plus accrued and unpaid dividends and Gateway can satisfy this put option in cash out of funds legally available or registered common stock (at its then-current fair market value as defined) or some combination thereof at its option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2014, provided Gateway’s common stock trades over $33.68 for 5 consecutive days or certain other conditions exist. In addition, Gateway can redeem the Series C Preferred Stock in cash at any time on or after December 22, 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement which, among other things, reduced the total investment amount to $600 million for AOL. The Series A Preferred Stock will automatically convert into common stock of Gateway on December 24, 2004 at a conversion rate between $8.9935 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If the Company’s common stock price on that date is comparable to its common stock price as of June 30, 2004, the Series A would convert into a total of 22,238,283 shares of common stock. The Series A Preferred Stock is convertible earlier than December 24, 2004 at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

Holders of Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. If dividends on the Preferred Stock are not paid, they continue to accrue and, in general, the Company may not

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

buy back its common stock while any such dividends remain unpaid. In addition, if dividends remain unpaid for (i) any two consecutive quarters or (ii) three quarterly payment periods in any six consecutive quarterly payment periods, then (1) if such dividends are unpaid on the Series A Preferred Stock, the holder has the option to convert the Series A Preferred Stock into 22,238,283 shares of Gateway common stock based on a conversion price of $8.9935 per share (based on the current market value of the common stock), and (2) certain restrictions on the transfer of the Preferred Stock and the Gateway common stock held by the holder of the Preferred Stock are lifted.

The accretion and dividends on preferred stock are subtracted from net loss in calculating net loss attributable to common stockholders for the purposes of computing loss per share.

5.	Income Taxes:

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a tax benefit of approximately $13 million for the reversal of previously accrued tax liabilities resulting from tax authority settlements during the first six months of 2004. Gateway recorded no tax benefit during the first six months of 2003. Gateway also recorded a $19.8 million deferred tax liability related to the eMachines’ purchase accounting. eMachines will be included in Gateway’s federal consolidated income tax return effective March 12, 2004, with their taxable income being offset by anticipated losses incurred by Gateway for 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

6.	Commitments and Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at June 30, 2004, amounting to $29.8 million.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On or about April 5, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of seven patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents to its infringement claims and to delete three other patents from its infringement claims. No trial date has been set.

HPDC and HP also filed a complaint entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The Commission initiated the proceeding on June 7, 2004. The complaint

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are in the beginning of the discovery process. The court has set a one week trial to commence on March 21, 2005.

On July 2, 2004, Gateway, Inc. filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled Certain Personal Computers, Monitors, and Components Thereof. The complaint requests the ITC commence an investigation to determine whether Section 337 of the Trade Act has been violated due to products imported into the United States by or for HP. The complaint alleges that HP’s products infringe one or more of three patents owned by Gateway. Gateway seeks an order excluding any infringing products from being imported, and a cease and desist order enjoining sales of those products. On August 3, 2004, the ITC issued a formal order commencing an investigation of HP in response to Gateway’s complaint.

Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court in the Eastern District of Texas on July 2, 2004. Gateway has a less than controlling interest in Amiga, a holding company for intellectual property, controlled by Gateway’s Chairman of the Board. The complaint filed by Amiga alleges that HP is infringing three patents owned by Amiga. No trial date has been set.

Intergraph Hardware Technologies Company v. Dell Computer Corporation, Hewlett-Packard, Inc. & Gateway, Inc. is a suit filed in the United States District Court in the Eastern District of Texas on December 16, 2002. The suit alleges Gateway infringed three patents related to cache memory. On May 12, 2004, Gateway and Intergraph reached a final settlement involving a cash payment by Gateway.

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

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary and/or recessionary damages relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. After initially denying class certification, on August 25, 2003, the court granted class certification. The court has yet to set a trial date.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway’s management believes that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in any of these legal matters or should one or more of these legal matters be resolved against Gateway in the same reporting period, its operating results could be materially adversely affected.

7.	Restructuring, Transformation and Other Charges:

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $73 million ($3 million in cost of goods sold and $70 million in selling, general and administrative expenses) and $253 million ($56 million in cost of goods sold and $197 million in selling, general and administration expenses) were recorded in the first quarter and second quarters of 2004, respectively, relating to these actions. Additional related charges are expected to be recorded during the remainder of 2004. The significant restructuring actions related to the Gateway retail stores were initiated in the first quarter of 2004 and substantially completed by the end of the second quarter of 2004. In addition to the restructuring charges, we recorded $8 million ($2 million in cost of goods sold and $6 million in selling, general and administrative expenses) and $8 million ($2 million in cost of goods sold and $6 million in selling, general and administrative expense) in the first and second quarters of 2004, respectively, in charges associated with previous restructuring activities, and $23 million ($6 million in cost of goods sold and $17 million in selling, general and administrative expenses) and $28 million ($3 million in cost of goods sold and $25 million in selling, general and administrative expenses) in the first and second quarters of 2004, respectively, in redundant costs associated with the reintegration of previously outsourced activities and other expenses related to its transformation and integration with eMachines.

The following table summarizes the charges recorded in the first and second quarters of 2004 for the Q1 2004 Plan (in millions):

	Additions	Paid	Accrued June 30, 2004	Asset Write- downs	Total Charges
Employee severance	$38	$(22)	$16	$1	$39
Facilities/Capital Assets	85	(23)	62	186	271
Contract Termination Fees	16	—	16	—	16

Total	$139	$(45)	$94	$187	$326

The nature of the charges related to the Q1 2004 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded charges of $3 million and $36 million in the first and second quarters of 2004, respectively, related to severance benefits to terminated employees in the United States. Gateway notified approximately 3,400 employees of termination during the first and second quarters of 2004, including approximately 2,900 employees in our retail stores.

•	Facilities/Capital/Operating Assets—Gateway recorded charges of $70 million and $201 million in the first and second quarters of 2004, respectively, related to the closure of certain facilities, including our retail stores, the rationalization of certain IT equipment and inventory write-downs related to the closure of our stores. The charges include $130 million related to the write-down of long-lived assets primarily related to the retail stores and IT equipment, approximately $77 million related to the present value of future lease commitments, net of expected recoveries, $56 million related to the write-down of inventory primarily resulting from the closure of our stores and $8 million in other charges associated with the closure of our retail stores and other facilities.

•	Contract Termination Fees—In connection with the reinsourcing of certain previously outsourced functions, Gateway incurred contract termination fees in the second quarter of 2004 of approximately $16 million.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Third Quarter 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain facilities. Charges of $10 million and $3 million, respectively, were recorded in the first quarter and second quarters of 2004 related to these actions. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions continued through the second quarter of 2004.

The following table summarizes charges recorded in the first and second quarters of 2004 for the Q3 2003 Plan (in millions):

	Accrued December 31, 2003	Additions	Paid	Accrued June 30, 2004	Accelerated Depreciation	Total Charges
Productivity Initiatives	$17	$2	$(12)	$7	$—	$2
Facilities/Capital Assets	10	—	(1)	9	11	11

Total	$27	$2	$(13)	$16	$11	$13

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores. The Company also continued its focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A reduction of $4 million was recorded in selling, general and administrative expenses in the first and second quarters of 2004 related to these actions based on lower than estimated severance related costs. The significant restructuring activities were completed during the first quarter of 2003; however, payments are expected to continue through 2005.

The following table summarizes adjustments recorded during the first and second quarters of 2004 for the Q1 2003 Plan (in millions):

	Accrued December 31, 2003	Paid	Adjustments	Accrued June 30, 2004	Total Charges
Productivity Initiatives	$4	$—	$(4)	$—	$(4)
Operating Assets	5	(2)	—	3	—

Total	$9	$(2)	$(4)	$3	$(4)

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail stores and other company sites. The significant restructuring activities were completed during 2002; however, payments are expected to continue through 2004.

The following table summarizes payments recorded during the first and second quarters of 2004 for the Q1 2002 Plan (in millions):

	Accrued December 31, 2003	Paid	Accrued June 30, 2004
Facilities/Capital Assets	$5	$(2)	$3
Operating Assets	1	—	1

Total	$6	$(2)	$4

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities, including its then company-owned international operations. A $7 million charge was recorded in the second quarter of 2004 for a further reduction in assets held for sale.

The amounts charged against the provision during the first and second quarters of 2004 were as follows (in millions):

	Accrued December 31, 2003	Paid	Accrued June 30, 2004	Total Charges
Facilities/Capital Assets/People	$1	$—	$1	$7

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities.

No charges were made against the provision during the first and second quarters of 2004. The accrual is as follows (in millions):

	Accrued December 31, 2003	Paid	Accrued June 30, 2004
Facilities/Capital Assets	$4	$—	$4
Operating Assets	1	—	1

Total	$5	$—	$5

8.	Segment and Concentration Data:

For 2003 and the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. With the acquisition of eMachines, the Company formed two new operating segments, Retail and International, and realigned the Company’s historical operating segments, Consumer (now called “Direct Sales”) and Professional. Revenues and operations are distinguished by segment as follows:

•	Direct Sales – includes consumer and small business sales generated via Gateway’s direct sales workforce, web and phone centers as well as the contribution of Gateway retail stores which were closed on April 9, 2004;

•	Professional – includes small-to-mid size enterprise, education and public-sector sales;

•	Retail – includes third-party retail, which represents eMachines activity subsequent to the acquisition as well as nominal activity by Gateway to certain third-party channel customers in the prior year;

•	International – includes international sales and is currently aggregated within the Retail segment for external reporting purposes due to its size and retail nature.

Revenues from these segments are derived from sales of PC and Convergence/Non-PC products and services. Gateway evaluates the performance of its segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

depreciation and amortization. Other costs excluded from segment operating income (loss) primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and integration charges discussed in Note 7.

The following table, with prior period amounts recast for consistency with current presentation, sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Direct Sales	$213,865	$427,069	$679,731	$996,143
Professional	317,781	328,083	552,141	569,739
Retail (including International)	305,946	44,487	474,103	78,208

	$837,592	$799,639	$1,705,975	$1,644,090

Operating income (loss):
Direct Sales	$736	$(29,718)	$(22,520)	$(83,659)
Professional	15,165	32,636	21,983	44,770
Retail (including International)	237	3,899	1,254	5,130

	16,138	6,817	717	(33,759)
Non-segment expenses and restructuring, transformation and other charges	(353,629)	(81,425)	(525,903)	(242,962)

Consolidated operating loss	$(337,491)	$(74,608)	$(525,186)	$(276,721)

Substantially all of Gateway’s sales for the first six months of 2004 and 2003 originated from North America.

One (1) customer accounted for approximately 20% and 12% of total revenues for the three and six months ended June 30, 2004, respectively. No single customer accounted for more than 10% of revenues for the three and six months ended June 30, 2003. Amounts owed from a single customer accounted for 21% of accounts receivable, net at June 30, 2004. No single customer accounted for more than 10% of accounts receivable at June 30, 2003.

9.	Acquisition of eMachines:

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held PC distributor. The acquisition combines Gateway’s professional and consumer (now called “Direct Sales”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, international presence and need for additional capital. These factors contributed to a purchase price in excess of the fair value of eMachines’ net tangible and intangible assets acquired and, as a result, Gateway has recorded goodwill in connection with this transaction.

The total purchase price of $262 million consists of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of such executives through the next two to three years. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 5-day period prior to and following January 30, 2004, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will be amortized to operating expenses over the next two to three years. The unamortized balance as of June 30, 2004 associated with the restricted shares is shown as Unearned Compensation in the accompanying unaudited condensed consolidated balance sheet.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,626
Liabilities assumed	(300,071)

Total	$261,718

A preliminary estimate of $48 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets with an estimated useful life of 10 years which will create approximately $4.8 million in additional amortization expense annually through 2014. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of eMachines resulting from additional analysis or information obtained for the next 12 months will change the amount of purchase price allocable to goodwill.

The results of operations of eMachines have been included in Gateway’s unaudited condensed consolidated statements of operations since the completion of the acquisition on March 11, 2004. The following unaudited pro forma information presents a summary of the results of operations of Gateway assuming the acquisition of eMachines occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Unaudited Pro Forma:
Net revenues	$837,592	$1,035,876	$2,040,504	$2,080,678
Net loss attributable to common stockholders	$(338,581)	$(71,011)	$(527,928)	$(267,546)
Net loss per share – basic and diluted	$(0.91)	$(0.22)	$(1.49)	$(0.83)

The pro forma net loss attributable to common stockholders includes restructuring, transformation and integration charges as well as a one-time $34 million charge recorded by eMachines in the first quarter related to its former phantom stock plan and triggered by Gateway’s acquisition of eMachines.

10.	Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired an approximate 17% interest (on an as-converted basis) in another company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers. The controlling shareholder of this company was named to the Gateway management team in March 2004, but is not involved in any management capacity with decisions or supervision of the services provided by the related party. Gateway paid approximately $8.8 million and $11.9 million to this company for the services described during the three and six-months ended June 30, 2004 based on the fair market value of such services. No amounts were paid to this company by Gateway (excluding eMachines) during the three and six-months ended June 30, 2003.

As of March 31, 2004, Gateway owed $15 million to Lap Shun Hui, a significant shareholder, in connection with Gateway’s acquisition of eMachines. This amount was paid in full during the second quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2003 Annual Report on Form 10-K filed with the SEC in February 2004.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Factors that May Affect Gateway’s Business and Future Results” beginning on page 34 of this Report or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

This Quarterly Report contains certain non-GAAP financial information, including disclosure of the portion of the company’s SG&A, gross margins and net loss relating to, or affected by, certain restructuring charges, transformation expenses and integration expenses. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze Gateway’s baseline performance before charges and expenses that are considered by management to be outside of Gateway’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating Gateway’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has been a technology pioneer, offering award-winning PCs and related products to consumers, businesses, government offices and schools. With the addition of eMachines in the first quarter of 2004, we significantly enhanced our ability to compete and gained greater access to a wider distribution network.

We manage our business along our business unit operating segments: Direct Sales (previously Consumer), Professional, Retail and International. Our strengths revolve around our strong name recognition, our innovative product lines, and ability to maneuver quickly in the rapidly changing PC and consumer electronics industries.

The second quarter and first six months of 2004 have been periods of significant activity and transition for the company. Some of the key developments, highlights and achievements for the periods indicated include:

•	eMachines acquisition and integration – On March 11, 2004, we completed our acquisition of eMachines, Inc., a low-cost PC distributor. The acquisition combines our professional and consumer businesses, product leadership, scale and cash availability with eMachines’ low cost structure, PC market strength, third-party retail network, and international presence.

•

New management team – Upon completion of the eMachines acquisition, eMachines’ chief executive officer, Wayne R. Inouye, became the chief executive officer of Gateway and a new executive leadership team was named that included Gateway executives, eMachines’ executives and other industry leaders. This management team immediately began a comprehensive review of all aspects of the combined company’s business, identifying and pursuing opportunities for simplification and cost savings.

•	Change in our distribution model – On April 9, we closed our 188 Gateway-branded retail stores. The store closure is expected to adversely impact future revenue by approximately $300 million per quarter based on historical sales but should generate selling, general and administrative cost savings of approximately $60 million per quarter (not including cost of goods sold reductions from the lost revenues).

As recently announced, we have begun selling our Gateway-branded products through a significant retail partner in the third quarter. Negotiations with other top PC and electronics retailers in the U.S. and abroad are ongoing to significantly expand the availability of Gateway branded PCs. As Gateway branded products join eMachines’ products on retailers’ shelves, they are expected to be clearly differentiated: eMachines’ desktops will represent our value brand and Gateway desktops will be our premium brand.

•	Efforts to simplify our products – We continue to review all of our product lines to further strengthen our position in the competitive PC industry. We are reducing the number of PC platforms utilized across product lines and improving the use of certain common parts that do not affect product capability or performance. These actions should facilitate component-cost reductions and more cost-effective after-sale customer support, in addition to improved customer satisfaction. Consumer electronics products that serve a role in the convergence trend will continue to be developed and marketed, while certain other products reaching the end of their natural life cycles will be phased out.

•	Efforts to simplify our processes – We continue to simplify and realign our organization to allow greater focus on front-line selling and better sharing of common resources. The organization has been flattened, eliminating about two dozen positions at the vice president level and above. As Gateway moves to an increasingly efficient organization, we anticipate that by year-end our employee base will be reduced to below 2,000 employees, compared with approximately 3,400 employees at the end of the second quarter following the closure of Gateway’s retail stores in April and about 8,500 at the end of the second quarter of 2003.

The next several quarters will be periods of continued transition for Gateway. We face a variety of challenges and opportunities inherent within the PC and consumer electronics industries which are characterized by rapid change, evolving customer demands and intense competition. Key challenges include our ability to increase demand for products, our ability to successfully integrate with eMachines and simplify our business, lower costs, manage our manufacturing suppliers, customer service and administrative relationships, anticipate changing customer demands, and maintain and grow PC market share (reversing market share declines) in the face of intense competition. See additional discussion in “Factors That May Affect Gateway’s Business and Future Results.”

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

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from services that are rendered by us, such as extended warranties, is recognized straight-line over the service period, while training revenue is recognized as the services are provided. Other than internet services, revenue from the sale of services that are rendered by third parties such as installation services and third-party administered extended warranties is generally recognized when performed or delivered. We offer our customers Internet services which are provided by third parties. The revenue associated with these services is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We have disputed AOL’s retroactive adjustment to the mutually agreed and previously paid amounts and are pursuing formal dispute resolution proceedings as required by our agreement.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. If actual returns exceed estimated returns, we would be required to record additional reductions to revenue.

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

Taxes on Earnings

Gateway records a tax provision or benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback losses, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. If we determine that it is more likely than not that our net deferred tax assets will be realized, our valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Litigation

Gateway is currently involved in certain legal proceedings (see Note 6). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	Increase (Decrease)	2003	2004	Increase (Decrease)	2003
Net sales	$837,592	4.7%	$799,639	$1,705,975	3.8%	$1,644,090
Gross profit	$16,058	(88.3%)	$137,658	$124,387	(49.0%)	$243,892
Percentage of net sales	1.9%		17.2%	7.3%		14.8%
Selling, general and administrative expenses	$353,549	66.6%	$212,266	$649,573	24.8%	$520,613
Percentage of net sales	42.2%		26.5%	38.1%		31.7%
Operating loss	$(337,491)	352.4%	$(74,608)	$(525,186)	89.8%	$(276,721)
Percentage of net sales	(40.3%)		(9.3%)	(30.8%)		(16.8%)
Net loss	$(338,581)	366.6%	$(72,567)	$(510,113)	86.8%	$(273,048)
PC units sold	795,244	62.3%	489,845	1,399,513	40.6%	995,587

Net Sales

Consolidated net sales were $838 million and $1.7 billion in the second quarter and first six months of 2004, respectively, representing 5% and 4% increases over comparable periods in 2003, respectively. PC unit sales, by comparison, increased 62% and 41% during the second quarter and first six months of 2004, each respectively, compared to the same periods last year. These increases in revenues and PC unit shipments are due to the contribution of eMachines’ PC unit sales subsequent to March 11, 2004 which more than offset the decline in Gateway PC sales due to the closure of the Gateway retail stores on April 9, 2004. Unit sales growth rates were substantially higher than net sales increases due to the lower average unit prices on eMachines’ PCs. On a sequential basis, net sales declined from $868 million in the first quarter of 2004 primarily due to delivery delays that increased backlog and unrecognized revenue at June 30, 2004 as compared with June 30, 2003.

On a pro forma basis, assuming the acquisition of eMachines occurred on January 1, 2003, net sales declined from $1.036 billion in the second quarter of 2003 to $838 million in the second quarter 2004 and from $2.08 billion for the first six months of 2003 to $2.04 billion for the first six months of 2004. These declines are due primarily to the April 9, 2004 closure of Gateway’s retail stores. The stores previously contributed approximately $300 million in sales per quarter and their closure will continue to adversely impact our net sales. Gateway is working to offset these revenue declines by increasing sales in its remaining business areas and planned availability of Gateway products in third-party retail outlets. Shipments to a significant retail partner began in the third quarter and negotiations with other top PC and electronics retailers in the U.S. and abroad are underway to distribute Gateway branded products.

The following table summarizes Gateway’s net sales for the periods indicated by reportable segment (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	Increase (Decrease)	2003	2004	Increase (Decrease)	2003
			(a)			(a)
Net sales:
Direct Sales	$213,865	(49.9%)	$427,069	$679,731	(31.8%)	$996,143
Professional	317,781	(3.1%)	328,083	552,141	(3.1%)	569,739
Retail (including International)	305,946	587.7%	44,487	474,103	506.2%	78,208

Consolidated net revenues	$837,592	4.7%	$799,639	$1,705,975	3.8%	$1,644,090

(a)	During the second quarter of 2004, Gateway formed two new operating segments, Retail and International (currently aggregated in Retail), and realigned its historical segments, Consumer (now called “Direct Sales”) and Professional. Historical information in this table has been recast from previously reported information to conform to the new segments and provide consistency in reporting. See Note 8.

Direct Sales (previously Consumer) segment – consisting of consumer and small business phone, web and Gateway-owned retail – net sales for the second quarter of 2004 totaled $214 million on sales of 92,000 PCs as compared with $427 million on sales of 217,000 PCs for the same period last year. For the first six months of 2004, direct sales segment net sales totaled $680 million on sales of 212,000 PCs and $996 million on sales of 524,000 PCs for the same period last year. These sales and PC unit declines primarily reflect the closure of all of Gateway’s stores in April 2004, but also reflect seasonal declines in phone and web sales, as well as market share loss.

Professional segment – consisting of public sector and private businesses – net sales for the second quarter of 2004 totaled $318 million on sales of 244,000 PCs as compared with $328 million on sales of 237,000 PCs for the same period last year. Professional net sales and PC unit sales increased 36% and 54%, respectively, during the second quarter of 2004 from the first quarter of 2004 primarily due to increased sales in the education market. For the first six months of 2004, professional segment net sales totaled $552 million on sales of 402,000 PCs as compared with $570 million on sales of 408,000 PCs for the same period last year. The 2004 declines in professional segment net sales and PC units are primarily due to price competition and a higher quarter-end backlog position at June 30, 2004 as compared with June 30, 2003 partially offset by market share gains in the education market.

Retail segment – consisting of third-party retail and international – net sales for the second quarter and first six months of 2004 totaled $306 million and $474 million, respectively, on unit sales of 459,000 PCs and 694,000 PCs for the same periods, respectively. This compares to nominal sales by Gateway to certain third-party channel customers for the same periods in 2003. The significant increase in Retail net sales and unit shipments for 2004 is due primarily to the inclusion of all eMachines’ sales within this segment subsequent to March 11, 2004. These increases were partially offset by a decrease in units from previous Gateway-brand third-party retail relationships.

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	As %	2003	As %	2004	As %	2003	As %
Personal computers (PC)	$657,432	78%	$578,037	72%	$1,265,353	74%	$1,222,865	74%
Convergence/Non-PC	180,160	22%	221,602	28%	440,622	26%	421,225	26%

Total net revenues	$837,592	100%	$799,639	100%	$1,705,975	100%	$1,644,090	100%

Convergence/non-PC revenue declined 19% during the second quarter 2004 compared with the same period last year due to the closure of Gateway’s retail stores offset in part by the sale of approximately $46 million of excess Convergence/non-PC product inventory associated with the closing of the retail stores. Convergence/non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs and digital music players and enterprise system and networking products and services. Such revenue is expected to continue to decline for the balance of 2004 due to the transition of the Company’s distribution strategy.

Gross profit

Gross profit narrowed to 1.9% (including 7.3 percentage points from restructuring, transformation and integration costs) and 7.3% (including 4.2 percentage points for restructuring costs) for the second quarter and first six months of 2004, respectively, compared with 17.2% and 14.8% (including 0.8 percentage points for restructuring) for the same periods in the prior year. Excluding restructuring, transformation and integration costs, gross profit declined by 8.0 and 4.1 percentage points for the second quarter and first six months of 2004, respectively, compared with the same periods last year. These declines are due to a significantly higher mix of third-party retail sales, closure of the Gateway stores, settlement of a patent infringement claim, strong competition in the Professional segment, higher rebate costs and the effect of excess inventory sales at reduced margins, all of which occurred during the first six months of 2004.

The lower gross profits in 2004 were more than offset by reduced SG&A costs before consideration of restructuring, transformation and integration expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) costs totaled $354 million (including $228 million for restructuring, transformation and integration costs) and $650 million (including $321 million in restructuring costs, transformation and integration costs) in the second quarter and first six months of 2004, respectively, compared with $212 million and $521 million (including $65 million in restructuring costs recorded in the first quarter of 2003) over comparable periods last year.

Excluding restructuring, transformation and integration costs, SG&A totaled $125 million and $329 million for the second quarter and first six months of 2004, respectively, compared with $212 million and $456 million for the same periods in the prior year. This represents a decline in SG&A to 15% and 19% of revenues for the second quarter and first six months of 2004 as compared to 27% for the same periods last year and results from the closure of our retail stores, reduced direct marketing costs associated with a shift to third party retail sales, rationalization of headcount costs and continued focus on other SG&A cost savings during the first six months of 2004.

Restructuring Activities

2004:

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close all of its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $73 million ($3 million in cost of goods sold and $70 million in selling, general and administrative expenses) and $259 million ($56 million in cost of goods sold and $203 million in selling, general and administration expenses) were recorded in the first quarter and second quarters of 2004, respectively, to provide for these actions. The significant restructuring actions related to the Gateway retail stores were initiated in the first quarter of 2004 and substantially completed by the end of the second quarter of 2004. In addition to the restructuring charges, Gateway recorded $8 million ($2 million in cost of goods sold and $6 million in selling, general and administrative expenses) and $8 million ($2 million in cost of goods sold and $6 million in selling, general and administrative expenses) in the first and second quarters of 2004, respectively, in charges associated with previous restructuring activities, as well as $23 million ($6 million in cost of goods sold and $17 million in selling, general and administrative expenses) and $28 million ($3 million in cost of goods sold and $25 million in selling, general and administrative expenses) in the first and second quarters of 2004, respectively, in redundant costs associated with the reintegration of previously outsourced activities and other expenses related to our transformation and integration with eMachines. Approximately 85% of the expected charges related to the restructuring, transformation and integration charges for 2004 were recorded in the first and second quarters of 2004.

2003:

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores . We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. The significant restructuring activities were completed during the first quarter of 2003, however, payments are expected to continue through 2005.

In addition to the $69 million described above, Gateway recorded an additional $9 million in expenses ($5 million in cost of goods sold and $4 million in selling, general and administrative expenses) in 2003 for adjustments to previous restructuring plans.

Operating Loss

Operating loss for the second quarter and first six months of 2004 was $337 million (including $289 million in restructuring, transformation and integration charges) and $525 million (including $393 million in such charges), respectively, compared with $75 million and $277 million (including $69 million in such charges) for the same periods last year. On an operating basis (excluding transformation, restructuring and integration charges), the operating loss was $132 million for the first six months of 2004 as compared with $208 for the same period in 2003. This decline is primarily due to cost savings obtained through our 2003 and 2004 restructuring initiatives.

The following table summarizes Gateway’s operating income (loss), excluding non-segment expenses and restructuring, transformation and integration charges, for the periods indicated by reportable segment (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	Increase (Decrease)	2003	2004	Increase (Decrease)	2003
			(a)			(a)
Segment operating income (loss):
Direct Sales	$736	102.5%	$(29,718)	$(22,520)	(73.1%)	$(83,659)
Professional	15,165	(53.5%)	32,636	21,983	(50.9%)	44,770
Retail (including International)	237	(93.9%)	3,899	1,254	(75.6%)	5,130

Consolidated segment operating income (loss)	16,138	136.7%	6,817	717	(102.1%)	(33,759)
Non-segment expenses and other charges	(353,629)	334.3%	(81,425)	(525,903)	116.5%	(242,962)

Consolidated operating loss	$(337,491)	352.4%	$(74,608)	$(525,186)	89.8%	$(276,721)

(a)	During the second quarter of 2004, Gateway formed two new operating segments, Retail and International (currently aggregated in Retail), and realigned its historical segments, Consumer (now called “Direct Sales”) and Professional. Historical information in this table has been recast from previously reported information to conform to the new segments and provide consistency in reporting. See Note 8.

On a segment basis, Direct Sales segment income improved to $1 million during the second quarter of 2004 as compared with a loss of $23 million for the first six months of 2004 and losses of $30 million and $84 million for the same periods last year, respectively. This substantial improvement in direct sales contribution income stems from cost reductions associated with the closure of Gateway’s retail stores during the second quarter 2004, which more than offset lost profit margin from the stores.

Professional segment income declined to $15 million and $22 million during the second quarter and first six months of 2004, respectively, from $33 million and $45 million for the same periods last year, respectively, due to intense price competition, particularly in the public sector, during the first six months of 2004.

Retail segment income for the second quarter and first six months of 2004 was breakeven and $1 million, respectively, down from $4 million and $5 million for the same periods last year, respectively. These declines stem from higher rebate-redemption rates experienced during the second quarter of 2004 and a shift in the sales mix from Gateway-brand PCs to eMachines’ PCs which are included in operating results subsequent to March 11, 2004. The company expects that retail margins will be higher in the third quarter and beyond due to changes in its rebate structure and the introduction of newly engineered Gateway-brand PCs for Retail in August.

Non-segment expenses and other charges during the second quarter and first six months of 2004 increased by $272 million and $283 million compared to the same periods in the prior year, respectively, due primarily to the First Quarter 2004 Restructuring Plan. See Note 7.

Other Income, Net

Other income, net includes primarily interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses, to the extent applicable. Other income, net for the second quarter and first six months of 2004 was $1.7 million and $7.9 million, respectively, as compared to $4.8 million and $9.2 million for the same periods last year. The declines in other income, net are primarily due to higher investment gains last year coupled with a reduced cash balance and portfolio liquidation in an increasing interest rate environment during the second quarter 2004. These liquidations were required to support transformation and restructuring cash outlays in connection with the eMachines’ acquisition.

Income Taxes

We recorded a tax benefit of $13 million for the reversal of previously accrued tax liabilities resulting from recent tax authority settlements during the first quarter of 2004. There was no tax expense or benefit recorded during the first six months of 2003. Gateway also recorded a $19.8 million deferred tax liability related to the eMachines’ purchase accounting. eMachines will be included in Gateway’s federal consolidated income tax return effective March 12, 2004, with their taxable income being offset by anticipated losses incurred by Gateway for 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Liquidity and Capital Resources

Gateway exited the second quarter 2004 with $780 million in cash and marketable securities as compared with $1.089 billion at the end of 2003.

We used $244 million in net cash to support operations for the first six months of 2004 primarily reflecting a net loss of $505 million and a net use of $119 million to pay outstanding payables, accrued liabilities, royalties and other liabilities, offset by $231 million in non-cash asset write-downs, depreciation and other charges, and $149 million in declines in inventories, accounts receivable and other assets, net for the period. These amounts are net of the effects of the eMachines’ acquisition. This compares with $118 million in cash provided by operating activities for the first six months of 2003, which resulted primarily from a net loss of $267 million, a net $2 million reduction in accounts receivable and inventories, and $84 million (net) used to pay outstanding payables, accrued expenses and other liabilities, offset by $137 million in non-cash depreciation and other charges and an approximate $334 million tax refund.

To generate the cash flows required to support operations, we liquidated a net $241 million in marketable securities as compared with $167 million (net) invested during the same period last year. We generated $12 million through the sale of a vacant building in the second quarter 2004. We paid approximately $41 million in cash to purchase eMachines (including direct expenses of approximately $6 million and net of the $4 million in existing eMachines’ cash acquired through the transaction) and $22 million to settle a shareholder note payable arising from the eMachines’ acquisition during the first six months of 2004. We spent $21 million on fixed asset acquisitions during the first six months of 2004 as compared with $30 million for the same period last year.

We paid $4 million in Series A preferred stock dividends for the first six months of 2004 compared with $7 million for the same period last year. Stock option exercises generated approximately $3 million for the first six months of 2004 compared to none in 2003. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of changes in significant balance sheet items for the first six months of 2004.

As of June 30, 2004, approximately $41 million of our cash and marketable securities is restricted to provide for certain commitments and contingencies, including $29 million in Standby Letters of Credit and Guarantees.

The following table presents selected financial statistics and information for the periods indicated (dollars in thousands):

	June 30,
	2004	2003
Cash and marketable securities	$779,886	$1,169,574
Days of sales in accounts receivable	28	24
Days inventory on hand	22	10
Days in accounts payable	(56)	(41)

Cash conversion cycle	(6)	(7)

Days of sales in accounts receivable increased by 4 days due to the eMachines’ retailer-driven receivables structure. The average number of days in inventory increased 11 days due to increases in finished goods inventory staged and eMachines’ inventory in-transit from suppliers. Days payable outstanding increased by 15 days, primarily reflecting improved supplier terms in conjunction with our new fulfillment model implemented in the third and fourth quarters of 2003, as well as the eMachines’ payables structure.

In December 2001, we issued $200 million of Series A convertible preferred stock and $200 million of Series C redeemable convertible preferred stock to a single holder. On December 22, 2004, the Series A convertible preferred stock will automatically convert into our common stock at a conversion price of between $8.9935 and $10.07 per share based on the fair value of our common stock at the date of conversion. If our common stock price on the conversion date is comparable to our common stock price on June 30, 2004, the Series A preferred stock would convert into a total of 22,238,283 shares of our common stock.

In addition, in December 2004, the holder can put the Series C redeemable convertible preferred stock to us at face value and we have the option to satisfy this put right in cash or registered common stock, or a combination of cash and common stock (based on the fair market value of our common stock, as defined). Currently, we are reviewing alternatives for addressing the potential redemption requirements of this security. If the Series C preferred stock is redeemed for cash, our overall liquidity would be impacted. If there is a redemption in whole or in part for common stock, the existing shares would be subject to a corresponding adverse dilution.

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

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, restructuring charges and purchase obligations have not significantly changed from the amounts reported in our 2003 Annual Report on Form 10-K except as follows:

•	Royalty/licensing agreements – During the first six months of 2004, we terminated a licensing arrangement with one vendor and modified another to incorporate eMachines and Gateway under a single agreement. As of June 30, 2004, our outstanding commitment to licensors for royalty fees is $43 million, approximately $30 million of which is payable within the next 12 months.

•	Restructuring obligations – The cash outlays associated with 2004 restructuring, transformation and integration activities are estimated to be $225 million, approximately $190 million of which is expected to be paid in 2004. Approximately $100 million of this amount was paid during the first and second quarters 2004. These amounts are in addition to cash outlays associated with prior restructuring programs of approximately $25 million, $11 million of which is expected to be paid in 2004.

•	Supplier purchase commitments – Gateway utilizes several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by Gateway typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $296 million at June 30, 2004.

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

Acquisition of eMachines

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer distributor. The acquisition combines Gateway’s professional and consumer (now called “Direct Sales”) businesses, convergence products leadership, scale and cash availability with eMachines’ low cost structure, proven profitability, PC market strength, third-party retail network, international presence and need for additional capital. These factors contributed to a purchase price in excess of the fair value of the eMachines’ net tangible and intangible assets acquired and, as a result, Gateway has recorded goodwill in connection with this transaction.

The total purchase price of $262 million consists of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of such executives through the next two to three years. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 5-day period prior to and following January 30, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will be amortized to operating expenses over the next two to three years. The unamortized balance as of June 30, 2004 associated with the restricted shares is shown as Unearned Compensation in the accompanying unaudited condensed consolidated balance sheet.

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

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,626
Liabilities assumed	(300,071)

Total	$261,718

A preliminary estimate of $48 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets with an estimated useful life of 10 years, which will create approximately $4.8 million in additional amortization expense annually through 2014. As a result, the Company expects to recognize amortization charges of $1.2 million per quarter over this period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually or whenever events or circumstances indicate an event of impairment may exist. Any change in the fair value of the net assets of eMachines will change the amount of purchase price allocable to goodwill.

We expect that, with the addition of eMachines, our future inventory levels will be higher than levels historically maintained by Gateway alone due to eMachines’ operational fulfillment model in support of distribution to third-party retailers.

Related Party Transactions

During the second quarter and first six months of 2004, we paid $8.8 million and $11.9 million to a related party that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and our customers. We have an approximate 17% ownership interest (on an as-converted basis) in this company and its controlling shareholder is a member of the Gateway senior management team, but is not involved in any management capacity with decisions or supervision of the services provided. No amounts were paid to this company by Gateway (excluding eMachines) during the first six months of 2003.

As of March 31, 2004, Gateway owed $15 million to Lap Shun Hui, a significant shareholder, in connection with Gateway’s acquisition of eMachines. This amount was paid in full during the second quarter of 2004.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company’s annual financial statements. The provisions of EITF 03-1 become effective for Gateway in the third quarter 2004. Gateway does not expect the adoption of EITF 03-1 will have a material effect on its results of operations or financial position.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Quarterly Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report.

There are significant risks and uncertainties associated with our acquisition of eMachines. In the first quarter 2004, we acquired eMachines, Inc., a privately-held PC distributor. In connection with the transaction, there have been significant changes in Gateway’s business model and management team. Working through integration issues is complex, time-consuming and expensive and could significantly disrupt our business. Some of the significant challenges we have experienced and may continue to face include:

•	Rationalizing our procurement, logistics, and distribution channels, including coordinating and combining administrative, manufacturing, facilities and relationships with third-parties while maintaining adequate standards, controls and procedures;

•	Consolidating our corporate IT infrastructure, including the implementation of a single information management system to support improved productivity, inventory and forecasting management and lower costs;

•	Evaluating and combining our product offerings to maximize synergies and take advantage of market opportunities while introducing products into new markets;

•	Demonstrating to customers and distributors that the combined Gateway and eMachines company will not result in adverse changes in service standards or business focus or in coordinating sales, marketing and distribution efforts (i.e. channel conflict);

•	Minimizing the diversion of management attention from ongoing business concerns and moving Gateway’s corporate headquarters; and

•	Maintaining employee morale and retaining key employees, integrating cultures and management structures, accurately forecasting employee benefit costs and implementing restructuring programs.

While we believe the combined Gateway – eMachines entity creates a much stronger organization, there is no assurance that management will be able to successfully address these risks and uncertainties. Failure to do so could result in some or all of the benefits of the acquisition being delayed or not realized at all and would negatively impact our financial position, results of operations and long-term outlook.

Failure to replace the revenues lost through the closure of our retail stores would have a significant effect on our revenues and results of operations. Effective April 9, 2004, we closed our 188 Gateway retail stores as part of our effort to expand third-party retail and to cut costs. While we are taking steps to replace revenue from these closed retail stores with sales of Gateway products through our direct channels and expansion of our Gateway and eMachines PCs, and possibly select Gateway Convergence/non-PC products into third-party retail outlets, there can be no assurance that we will be successful in replacing the lost revenue. The success of our efforts to distribute through third-party retail will largely depend upon our ability to anticipate customer demand and offer innovative products viewed as alternatives to competitors’ products available through the same retailer. Although one major national third-party retailer has agreed to begin selling Gateway desktop and notebook computers during our third quarter 2004, if we are unable to fully execute this new third-party retail strategy, our revenues and business prospects would be affected adversely. We have also incurred substantial costs related to the shutdown of our retail operations which have impacted and will impact our financial results, particularly during the first half of 2004.

The PC industry is extremely competitive and pricing pressures could harm our gross margins and challenge our ability to return to profitability. Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry, losing significant market share in recent years. We compete primarily on the basis of customer satisfaction, value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products quickly to market. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices of our PCs will continue to decline, especially given the transition from one of our primary distribution channels, Gateway-owned retail stores, to third-party retail stores, combined with lower-cost eMachines’ products. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Convergence/non-PC products. To the extent we are unable to compete successfully in the PC market, our revenues and business prospects would be affected adversely.

Weak conditions in the public sector and political uncertainty may adversely affect our operating results. While sales growth was observed in the second quarter of 2004, reductions in state and federal budgets as a result of current economic conditions have had some adverse impact on our sales in the public sector and margins have been adversely impacted by intense price competition. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

If we cannot reverse our continued net losses, the business could fail. The PC market competitive pressures have resulted in lower average selling prices for our PCs. As a result, we have experienced a net loss for the last several years. Continued deterioration in our profitability will materially adversely affect Gateway’s future results of operations and financial condition and our ability to continue as a viable company.

If we fail to attract new customers and/or retain our existing customers our operating results will be adversely impacted. The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new prospects and repeat customers through our various marketing channels, including our website, our telephone call centers and our third-party retail partners, and then convert these interactions into sales transactions. If we do not achieve increased transaction volume our ability to grow and become profitable would be adversely impacted.

Because one customer accounts for a substantial portion of our revenues, the loss of this customer would cause a significant decline in our revenues. A single customer accounted for approximately 20% of total revenues for the quarter ended June 30, 2004. Although we are constantly working to expand and diversify our customer base, reductions or terminations of product purchases from us by this customer without an offsetting increase in new sales from other customers, may result in a substantial decline in our revenue and operating results.

Our future success depends heavily upon our ability to control and reduce significantly our selling, general and administrative costs in the near term. As a result of costs associated with selling and marketing our products and services, particularly in our retail stores, we have historically incurred higher selling, general and administrative (“SG&A”) costs as a percent of revenue, than many of our competitors. As part of our effort to significantly reduce our SG&A overhead, we announced in April 2004 the closure of our 188 retail stores. We have incurred substantial integration costs related to the eMachines’ acquisition and restructuring charges related to the store closures during the first half of 2004. We continue to explore further reductions in other SG&A areas, including the rationalization of our marketing efforts facilitated by the addition of third-party retailers to our distribution model as well as IT and administrative requirements, and we believe this will ultimately result in a significant reduction in our SG&A costs. However, there can be no assurances such reductions will be realized. Moreover, continuing restructurings, business transformations or other expenses will increase our SG&A costs and negatively impact our future results and financial condition. The failure to control and reduce our SG&A costs, combined with expected lower average sales prices related to third-party retail, would have significant adverse effects on our profitability.

Failure to properly manage our outsourcing initiatives and corporate restructuring efforts could significantly impact results of operations. We are dependent upon third-party providers of products and services. We outsource a substantial portion of our manufacturing operations and service and support functions and a number of administrative services to third-party providers under contract. Although we have partnered with certain vendors to implement these activities and systems, there is no assurance that we will avoid business interruptions in connection with the implementation of these activities or the possibility that the systems will not scale to meet the needs of our business. If we are unable to properly manage these outsourcing providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations, our results of operations could be adversely impacted. Our reliance on third party suppliers for the provision of employees could expose us to various legal claims relating to their employment status. Cost-cutting efforts have been implemented in recent periods and are contemplated in the future. Our ability to motivate employees and maintain employee morale during our restructuring and transformation may be adversely impacted by workforce reductions and general uncertainties. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability. Given our ongoing systems integration work, portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce system errors. In particular, in connection with the eMachines’ integration, we are in the process of implementing a variety of new information systems to replace our current infrastructure. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming, and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

Our products and services are sourced from a limited number of vendors and failure to properly manage our relationships could have a severe impact on revenues. We require a high volume of quality products and components and services for our PC and Convergence/non-PC offerings, substantially all of which are obtained from a limited number of outside vendors. In addition, outside providers handle some operational functions, such as credit card processing. In some circumstances we maintain single or dual-source vendor relationships, such as with Microsoft for operating system products and Intel and AMD for PC microprocessors. If the supply of a key material product, component or service is delayed or curtailed, our ability to ship the related product or to provide the service in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by maintaining insurance to protect ourselves against loss of profits due to a vendor’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply or service where appropriate and by using reputable and reliable vendors. However, even where multiple vendors are available, we may source from a single vendor to take advantage of volume discounts or to maintain access to certain key components that are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another vendor and alternative sources of supply or service are available, qualification of the sources and establishment of reliable vendors could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party vendors for key products, components or services were to erode, the delay or curtailment of deliveries of such products, components or services could occur.

Our reliance on third-party suppliers of key products and components exposes us to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of our products and services. While such outsourcing arrangements may lower the fixed cost of operations, they also reduce our direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues due to faulty products or components manufactured by third-party suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations is disrupted by economic, business, environmental, political, medical, or military conditions or events, Gateway’s results of operations and financial condition could be adversely affected.

Failure to foster and maintain relationships with several key third-party retailers could adversely affect sales. Our products are sold primarily through direct channels (phone and web) and third-party retail partners, with third-party retail sales expected to expand significantly by the end of 2004. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. Failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales would have a significant adverse impact on revenues.

Reduced availability of consumer financing from third-party financing providers would adversely affect revenues. In 2003, third-party financial institutions provided financing of approximately 26% of our consumer net sales on a non-recourse basis to Gateway, although we expect the total financing volume to decline substantially in 2004 due to the closure of our retail store operations. We recently amended our agreement with our primary third-party financing provider to remove certain termination provisions tied to financial liquidity conditions of Gateway and maintained the current contract termination date of April 1, 2005. While we continually identify and enter into discussions with alternative financing providers, reduced availability of financing generally or tightening in consumer credit policies from our third-party financial providers could materially and adversely affect our operations and financial results. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by alternative sources, we may experience a decrease in consumer direct net sales from levels we might otherwise achieve.

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

Failure to develop and introduce new and innovative products in an industry characterized by short product life cycles could adversely affect our growth and efforts to return to profitability. Our business model depends on bringing new and innovative products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to successfully forecast product demand, training of sales and support personnel, and customer acceptance of new technology. If we are unable to successfully forecast demand for new products, we may not properly manage our inventory levels and may have increased exposure to the risks of supply described above under “Our products are sourced from a limited number of suppliers and failure to properly manage our relationships could have a severe impact on revenues.”

Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry and Convergence/non-PC products. Our internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and Convergence/non-PC products. There is no assurance that we will continue to have access to or the right to use new technology, or be successful incorporating such new technology in our products in a timely manner.

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

Because of technological changes in the PC industry and with Convergence/non-PC products, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe existing patents of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. In addition, we may not be able to rely on our outside suppliers to adequately defend any patent infringement claims against Gateway PCs and Gateway-branded Convergence/non-PC products. If any outside suppliers of these products is unable to uphold its contractual agreement to indemnify us from claims that Gateway is infringing patents of others, our future operating results and financial condition could be materially adversely affected.

The failure to properly manage inventory could result in material losses. By distributing many of our products directly to our customers, we historically have been able to avoid the need to maintain high levels of finished goods inventory. This has minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. Although we shut down our retail stores on April 9, 2004, we will continue direct channel sales through our internet and phone channels. However, as we increase sales volume into third-party retail channels, managing our inventory effectively will become more important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. In addition, we maintain certain component products in inventory for servicing our products. If we are not successful in forecasting component or product demand, we could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write downs, which in turn could result in lower gross margins. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. Although we believe Gateway’s inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that we will not incur additional inventory and related charges.

The failure to attract, retain and motivate key personnel could have a significant near-term adverse impact on our operations. Our success depends in large part on our ability to retain and attract key personnel. Significant turnover in senior management occurred in the first half of 2004 as a result of the integration with the eMachines senior management team. Several senior executives have left the company which could impact the near-term management and day-to-day operations of the business. We also recently announced plans to relocate our headquarters from Poway, California to Irvine, California at the end of the summer of 2004, the closure of our 188 retail stores effective April 9, the closure of our facility in Sioux Falls, South Dakota, and the wind-down of our manufacturing operations in North Sioux City, South Dakota. The uncertainties created by these announcements, combined with high turnover in the management team, have had an impact on employee morale and could have a significant adverse impact on our efforts to retain key employees. There can also be no assurance that we will continue to successfully retain or attract the management we need. The inability to retain or attract such key personnel could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. that could be adversely affected by changes in the political or economic stability of government policies in those countries or the U.S., which could increase our cost of operations. We have outsourced a substantial portion of our manufacturing operations to countries in Far East Asia. A significant change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. We also have outsourced workers in countries outside of the U.S. in technical support call centers and others who provide some functional support services to our information technology groups. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Unforeseen environmental costs could impact our future earnings. Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. We also could face significant costs and liabilities in connection with product take-back legislation, which provides customers the ability to return product at the end of its useful life and places the responsibility for environmentally safe collection, recycling, treatment and disposal with Gateway. Countries of the European Union must enact and implement such legislation by August 13, 2004. Similar laws and regulations have been or may be enacted in other geographies, including in the United States and Japan. Although Gateway does not anticipate any material adverse effects in the future based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

We expect our quarterly revenue and operating results to fluctuate for a variety of reasons. Gateway’s operating margins vary among products, distribution channels, and the seasonal buying habits of our customers. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales. In addition, we typically experience an increase in sales activity near quarters-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at our manufacturing or logistics partners, can have significant adverse impacts on Gateway and our results of operations and financial condition.

Expansion into international markets in 2004 and beyond exposes us to increased risks. With the acquisition of eMachines, we are expanding sales of Gateway PCs and certain Convergence/non-PC products into international markets. While Gateway previously sold PCs in international markets and eMachines has been selling in international markets for several years, there can be no assurance that such markets will accept Gateway PCs and Convergence/non-PC products. International sales are subject to certain inherent risks including unexpected changes in regulatory requirements and tariffs, risks in hedging for foreign currency fluctuations for non-U.S. dollar sales, difficulties in managing foreign operations, longer payment cycles, problems in accounts receivable collections and potentially adverse tax consequences. For those international sales denominated in U.S. dollars, any strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services more expensive, thereby reducing the price-competitiveness of our products.

Failure to accurately estimate and monitor our rebate-redemption rates could significantly impact results of operations. We currently offer product rebates to purchasers of certain of our PCs and Convergence/non-PC products. We use historical data to assist us in determining the percentage of customers who will claim these product rebates. At the same time, we must estimate future product rebate redemptions to price our products effectively. If an unexpectedly large number of buyers redeem the product rebates to which they were entitled, the effective average selling price of our products would be reduced below the level we anticipated and our net revenues would decline.

A substantial portion of our customer care services are provided by third-party service providers and we could experience additional costs and/or declines in customer satisfaction levels if we are unable to properly monitor and manage such providers. We are currently consolidating our service and support providers and rely on such providers to provide warranty repairs and other tech-support services to our customers. While such providers are required to maintain certain service levels, there can be no guarantee that such providers will provide our customers with the same high-level of service we otherwise would provide ourselves.

If we do not maintain our reputation and expand our name recognition, we may lose customers. Developing and maintaining awareness of our Gateway and eMachines’ brand names is critical to achieving widespread acceptance of our PC and Convergence/non-PC offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and the effectiveness of our marketing efforts. Currently, third-party retailers are often our first points of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand names and reputation could be harmed.

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

Changes in Internal Controls over Financial Reporting

Beginning in the fourth quarter of 2003 and continuing through the first quarter of 2004, we undertook efforts to outsource certain fulfillment logistics and services and support functions to third-party vendors resulting in, among other things, increased levels of inventories at third-party manufacturing, services and support and logistics vendors. As part of our process in increasing the use of third-party vendors, we changed a number of our basic processes and internal controls and procedures during the fourth quarter of 2003 and first quarter of 2004. The more significant changes included:

•	Responsibility for and increased frequency of physical inventory counts—primary responsibility for some inventory count procedures shifted to third-party service providers with supervision and oversight provided by Gateway personnel;

•	Document preparation and review—primary responsibility for the preparation of various inventory reports shifted to third-party service providers and procedures were added to increase the level of review of third-party prepared information by Gateway personnel;

•	Data flow within and between information systems—some inventory information previously processed entirely within Gateway’s information systems is now processed by third-party providers prior to being transferred to our systems. We added a number of procedures to monitor the data transfer as well as the integrity and accuracy of the transferred data;

•	Increased communication—we added procedures to ensure open and frequent communication between third-party manufacturers, logistics providers and Gateway personnel so that any issues are addressed and resolved in a timely manner.

These changes were implemented as part of our outsourcing processes and not as a result of any deficiencies identified in our CEO’s or CFO’s evaluation of our disclosure controls and procedures. We believe these changes did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in Gateway’s internal controls over financial reporting identified in management’s evaluation during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 6 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Gateway’s Annual Meeting of Stockholders was held on May 20, 2003 in Irvine, California.

(b)	At our 2004 Annual Meeting of Stockholders, an election of Class II directors was held with the following individuals being elected to Gateway’s Board of Directors:

Name	Voted For	Votes Withheld
Wayne R. Inouye	312,153,574	26,668,922
Douglas L. Lacey	329,432,996	9,389,500

(c)	At our 2004 Annual Meeting of Stockholders, the appointment of Deloitte & Touche LLP as Gateway’s independent accountants for fiscal year 2004 was ratified. There were 335,603,430 votes cast for such ratification and 1,349,761 votes cast against, and 1,869,305 abstentions.

(d)	At our 2004 Annual Meeting of Stockholders, the following three proposals were voted upon by our stockholders:

(i)	Gateway stockholders did not approve a stockholder proposal to require political contribution disclosures. There were 15,636,431 votes cast for the proposal, 236,538,979 votes cast against, and 13,746,991 abstentions.

(ii)	Gateway stockholders did not approve a stockholder proposal to require a majority vote for the election of directors. There were 22,799,732 votes cast in for the proposal, 240,402,286 votes cast against the proposal, and 2,720,383 abstentions.

(iii)	Gateway stockholders did not approve a stockholder proposal seeking board diversity. There were 17,289,242 votes cast in for the proposal, 243,605,461 votes cast against the proposal, and 5,027,698 abstentions.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description of Exhibits
3.2	Amended and Restated Bylaws of Gateway, Inc.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 2, 2004, Gateway filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release, entitled “Gateway to Close Retail Stores.” The press release was filed as an exhibit to the Form 8-K.

On April 12, 2004, Gateway filed a report on Form 8-K, which reported under Item 4 announced the appointment and engagement of Deloitte & Touche LLP as Gateway’s independent auditors for the fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: August 6, 2004	By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: August 6, 2004	By:	/S/ KELLI A. RICHARD
Kelli A. Richard Vice President and Controller (principal accounting officer)