Form 10-Q
period 2004-09-30
GATEWAY INC
filed 2004-11-09
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22784

GATEWAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1249184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7565 Irvine Center Drive

Irvine, California 92618

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 471-7000

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

As of November 5, 2004 there were 373,734,230 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of November 5, 2004 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended September 30, 2004

I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and nine months ended September 30, 2004 and 2003

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$915,132	$883,140	$2,621,107	$2,527,230
Cost of goods sold	823,038	794,938	2,404,626	2,195,136

Gross profit	92,094	88,202	216,481	332,094
Selling, general and administrative expenses	153,768	229,504	803,341	750,117

Operating loss	(61,674)	(141,302)	(586,860)	(418,023)
Other income, net	3,424	5,246	11,291	14,485

Loss before income taxes	(58,250)	(136,056)	(575,569)	(403,538)
Benefit for income taxes	1,774	—	14,559	—

Net loss	(56,476)	(136,056)	(561,010)	(403,538)
Preferred stock dividends and accretion	(2,792)	(2,785)	(8,371)	(8,351)

Net loss attributable to common stockholders	$(59,268)	$(138,841)	$(569,381)	$(411,889)

Basic and diluted net loss per share	$(0.16)	$(0.43)	$(1.58)	$(1.27)

Basic and diluted weighted average shares outstanding	372,940	324,116	360,305	324,087

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2004 and December 31, 2003

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$318,200	$349,101
Marketable securities	341,360	739,936
Accounts receivable, net	282,518	210,151
Inventory	224,975	114,136
Other	278,330	250,153

Total current assets	1,445,383	1,663,477
Property, plant and equipment, net	113,498	330,913
Intangible assets, net	102,259	13,983
Goodwill	155,626	—
Other assets, net	9,109	20,065

	$1,825,875	$2,028,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$561,196	$415,971
Accrued liabilities	301,377	277,455
Accrued royalties	48,877	48,488
Other current liabilities	239,225	257,090

Total current liabilities	1,150,675	999,004
Long-term liabilities, net of current portion	120,583	109,696

Total liabilities	1,271,258	1,108,700

Commitments and contingencies (Note 6)
Series C redeemable, convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	199,460	197,720

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding	200,000	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 373,445 and 324,392 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	3,734	3,244
Additional paid-in capital	957,893	734,550
Unearned compensation	(18,526)	—
Accumulated deficit	(787,961)	(218,571)
Accumulated other comprehensive income	17	2,795

Net stockholders’ equity	355,157	722,018

	$1,825,875	$2,028,438

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2004 and 2003

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(561,010)	$(403,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,422	132,168
Deferred compensation amortization	9,360	—
Provision for doubtful accounts receivable	9,357	8,961
Write-downs of property and equipment	162,509	57,149
Loss on sales of investments	1,206	393
Loss on sale of property, plant and equipment	2,500	6,052
Other, net	(80)	1,248
Changes in operating assets and liabilities, net of effects of eMachines’ acquisition:
Accounts receivable	37,742	(27,566)
Inventory	34,861	(11,213)
Other assets	(30,640)	327,653
Accounts payable	(64,252)	67,849
Accrued liabilities	(5,198)	(117,549)
Accrued royalties	(12,208)	8,033
Other liabilities	(32,734)	21,634

Net cash (used in) provided by operating activities	(353,165)	71,274

Cash flows from investing activities:
Cash paid in acquisition of eMachines, net of cash acquired	(41,350)	—
Capital expenditures	(30,521)	(57,718)
Proceeds from sale of property, plant and equipment	12,086	—
Proceeds from sales (purchases) of available-for-sale securities, net	406,619	(83,580)
Payment of shareholder note payable	(22,448)	—
Proceeds from principal payments of notes receivable	—	20,045

Net cash provided by (used in) investing activities	324,386	(121,253)

Cash flows from financing activities:
Payment of preferred stock dividends	(7,380)	(7,380)
Proceeds from common stock option exercises	5,258	1,290

Net cash used in financing activities	(2,122)	(6,090)

Net decrease in cash and cash equivalents	(30,901)	(56,069)
Cash and cash equivalents, beginning of period	349,101	465,603

Cash and cash equivalents, end of period	$318,200	$409,534

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in eMachines acquisition	$214,623

See Note 9 for additional information related to the Company’s acquisition of eMachines

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    General:

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway” or “Company”) as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed in (h) below and restructuring, transformation and integration charges as discussed in Note 7. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in Gateway’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Gateway sells its desktop and notebook computers and servers (“PCs”), PC-related products and services and consumer electronics products and services that converge or connect with PCs through its direct sales force, website, phone centers, value added resellers and third-party retail partners. Convergence and PC related products and services (“Convergence/non-PC”) consist of all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs, digital music players and enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company. These unaudited condensed consolidated financial statements include eMachines’ condensed consolidated balance sheet and results of operations subsequent to March 11, 2004. On April 9, 2004, Gateway closed its 188 retail stores to pursue wider distribution of its products through third-party retail partners (domestic and international) in addition to continued direct-sales of products to consumers and businesses via Gateway’s sales force, website and phone centers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Included in marketable securities as of September 30, 2004 are unrealized losses of $1.2 million. The underlying securities are primarily federal, state and municipal, mortgage-backed, and corporate debt securities not typically subject to a high degree of volatility. The securities have been in an unrealized loss position for less than 12 months. No impairment charge was necessary or recorded during the first nine months of 2004 or 2003.

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

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives as follows:

Estimated Useful Life (Years)
Office and Production Equipment	1-7
Furniture and Fixtures	7-10
Internal Use Software	3-5
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net loss.

As part of Gateway’s restructuring and transformation efforts primarily resulting from the acquisition of eMachines and closure of our retail stores during the first and second quarters of 2004, the estimated useful lives of certain assets were shortened. The estimated useful lives of certain store assets had previously been shortened effective January 1, 2003 in connection with the closing of 76 stores in the first quarter of 2003. Additionally, effective July 1, 2003, Gateway reduced the estimated service lives for certain information technology assets to twelve months in connection with certain outsourcing initiatives.

These revisions to estimated useful lives resulted in additional depreciation expense of $9.7 million and $28.7 million for the third quarter and first nine months of 2004, respectively, and $8.9 million and $15.9 million in additional depreciation expense for the same periods in 2003, respectively. The effects of these changes in estimated useful lives will be present in future quarters until such time as the assets are fully depreciated. See Note 7.

(g)	Intangible Assets and Goodwill:

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Intangible assets, including goodwill, are reviewed for impairment annually during the fourth quarter and whenever events or circumstances indicate an event of impairment may exist, such as the closure of our retail stores in the second quarter of 2004. Management concluded in the second quarter that no condition of intangible asset impairment existed as a result of the closure of the retail stores.

Intangible assets with finite lives acquired through the acquisition of eMachines including customer-related assets were assigned useful lives of ten years. Amortization expense related to these assets will approximate $4.8 million annually. Total intangible asset amortization expense for the third quarter and first nine months of 2004 was $3.6 million and $9.8 million, respectively as compared with $1.9 million and $5.7 million for the same periods in 2003, respectively.

(h)	Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Impairment charges of $27 million and $157 million were recorded in the third quarter and first nine months of 2004, respectively, as a result of Gateway’s decision to close the retail stores effective April 9, 2004, certain other facility closures and certain transformation and integration efforts (see Note 7).

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

	Nine Months Ended September 30,
	2004	2003
Accrued warranty at the beginning of the period	$26,897	$67,141
Accruals for warranties issued during the period	41,932	95,371
Settlements made	(50,125)	(129,301)

Accrued warranty at the end of the period	$18,704	$33,211

Gateway has experienced a significant decline in its warranty provision in recent quarters due to the shortening of Gateway’s PC standard warranty periods and an increase in the amount of warranty costs being reimbursed by its suppliers.

(k)	Trade Payables Program:

During the third quarter of 2004, Gateway established an accelerated supplier payment program through which certain suppliers may elect to receive advance payment from a designated finance company on invoices due to them by Gateway. Any difference between the original amount due to the supplier for the goods and/or services received and the amount ultimately required to be repaid by Gateway to the finance company, including fees and interest, is recorded as interest expense for the period. Included in accounts payable is approximately $1 million that was advanced and outstanding to the finance company as of September 30, 2004.

(l)	Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through our store network was recognized as the services were rendered. Revenue from internet services provided by third parties is recognized as the services are provided based on subscriber counts as reported to Gateway by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. Gateway records reductions to revenue for estimated commitments related to customer incentive programs and other sales incentives. This includes, among other things, trade-ins and referral credits.

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale. Revenue from sales of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue for the periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Extended warranty deferred revenue at beginning of the period	$216,790	$147,599
Additions to extended warranty deferred revenue	88,295	124,830
Extended warranty revenue recognition	(100,239)	(68,462)

Extended warranty deferred revenue at the end of the period	$204,846	$203,967

(m)	Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

(n)	Income Taxes:

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

(o)	Net Loss Per Share (in thousands):

Basic loss per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net loss attributable to common stockholders and the combination of potentially dilutive common stock (unless anti-dilutive) and the weighted average number of common shares outstanding during the period. Diluted shares for the three months ended September 30, 2004 and 2003 excludes 24,279 and 26,269 weighted average incremental shares, respectively, and diluted shares for the nine months ended September 30, 2004 and 2003 excludes 25,163 and 23,668 weighted average incremental shares, respectively, related to employee and director stock options and Series A Convertible Preferred Stock. These shares are excluded despite their exercise prices being below the average market price, or assuming the “if-converted” method for the Series A Convertible Preferred Stock, as their effect on earnings per share is anti-dilutive.

The Series C Redeemable Convertible Preferred Stock is contingently convertible to 5,939 shares and is not included in calculating loss per share as the contingency was not met (and their effect is anti-dilutive) as of September 30, 2004.

For the three months ended September 30, 2004 and 2003 Gateway has excluded 56,937 and 36,086 shares, respectively, and for the nine months ended September 30, 2004 and 2003 excluded 52,694 and 44,355 shares, respectively, related to non-employee warrants and employee and director stock options which have exercise prices greater than the average market price of the common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(p)    Derivative Instruments, Hedging Activities and Foreign Currency:

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

(q)    Stock-Based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods.

Gateway uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 2004 and 2003: dividend yield of zero percent; risk-free interest rates ranging from 1.5 to 3.6 percent; and expected lives of the options of three and one-half years. The expected volatility used in estimating the fair market value on the date of grant for options granted during the first nine months of 2004 and 2003 was 71 percent.

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have been (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders – as reported	$(59,268)	$(138,841)	$(569,381)	$(411,889)
Add: compensation expense included in net loss	4,257	—	9,360	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,746)	(6,289)	(21,017)	(22,150)

Net loss attributable to common stockholders – pro forma	$(62,757)	$(145,130)	$(581,038)	$(434,039)

Net loss per share – as reported:
Basic and diluted	$(0.16)	$(0.43)	$(1.58)	$(1.27)

Net loss per share – pro forma:
Basic and diluted	$(0.17)	$(0.45)	$(1.61)	$(1.34)

(r)    Segment Data:

Gateway reports segment data based on the internal reporting that is used by senior management for making operating decisions and assessing performance. During the second quarter of 2004 and in connection with the acquisition of eMachines, Gateway reorganized its internal reporting structure and created two new segments, Retail and International. Gateway’s operating segments are Direct Sales (previously Consumer), Professional,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Retail and International. The International segment currently meets the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is included in the Retail segment for external reporting purposes due to its largely retail nature at the current time. See Note 8.

(s)    New Accounting Pronouncements:

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company’s annual financial statements. The provisions of EITF 03-1 became effective for Gateway in the third quarter 2004 and did not have a material impact on Gateway’s results of operations or financial position.

In July 2004, the EITF reached a tentative conclusion on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that contingently convertible debt instruments, commonly referred to as Co-Cos, should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. If ratified, the consensus is expected to be effective for reporting periods ending after December 15, 2004. On November 1, 2004, Gateway agreed to repurchase from America Online, Inc. its outstanding Series C redeemable, convertible preferred stock, which contained a contingent conversion feature. See Note 11. Due to the anticipated retirement of the Series C shares, management does not expect adoption of this Issue, if ratified, to have an impact on Gateway’s consolidated results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.    Comprehensive Loss:

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Comprehensive loss:
Net loss	$(56,476)	$(136,056)	$(561,010)	$(403,538)
Foreign currency translation	67	(79)	(77)	56
Unrealized loss on available-for-sale securities, net	(123)	(904)	(2,701)	(98)

	$(56,532)	$(137,039)	$(563,788)	$(403,580)

3.    Selected Balance Sheet Information (in thousands unless otherwise noted):

	September 30, 2004	December 31, 2003
Unrestricted cash and cash equivalents	$269,996	$311,520
Restricted cash	48,204	37,581

	$318,200	$349,101

Accounts receivable, net:
Accounts receivable	$286,525	$215,759
Allowance for doubtful accounts	(4,007)	(5,608)

	$282,518	$210,151

The increase in accounts receivable is driven by the acquisition of eMachines.

	September 30, 2004	December 31, 2003
Inventory:
Component parts and subassemblies	$71,691	$37,894
Finished goods	153,284	25,798
Gateway store inventory	—	50,444

	$224,975	$114,136

The increase in inventory is primarily driven by the addition of eMachines’ inventory, seasonal build-up of retail goods and a slow-down in the Los Angeles and Long Beach ports near the end of the third quarter of 2004. The Company expects that its future inventory levels will be higher than levels historically maintained by Gateway alone due to its new operational fulfillment model in support of distribution to third-party retailers. Approximately $90 million of inventory was in-transit at September 30, 2004 compared with $1 million at December 31, 2003. This primarily represents inventory in-transit from overseas manufacturers, including amounts in port awaiting delivery.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2004	December 31, 2003
Other current assets:
Prepaid expenses	$68,169	$49,549
Receivables from suppliers	99,245	73,845
Other	110,916	126,759

	$278,330	$250,153

Property, plant and equipment, net:
Property, plant and equipment	$496,054	$923,499
Accumulated depreciation	(382,556)	(592,586)

	$113,498	$330,913

The decrease in property, plant and equipment is primarily the result of the impairment of long-lived assets associated with the closure of the Company’s retail stores on April 9, 2004 and facilities in Sioux Falls and manufacturing operations in North Sioux City, as well as sales and disposal of equipment no longer required due to the Company’s rightsizing efforts following the acquisition of eMachines. See Note 7 for additional information.

	September 30, 2004	December 31, 2003
Intangible assets, net:
Amortized intangible assets (customer relationships)	$99,000	$50,550
Accumulated amortization	(46,341)	(36,567)
Indefinite-lived intangible assets (trademarks and tradenames)	49,600	—

	$102,259	$13,983

The increase in intangible assets results from the acquisition of eMachines. See Note 9 for additional information.

	September 30, 2004	December 31, 2003
Accounts payable	$561,196	$415,971

The increase in accounts payable is driven primarily by the acquisition of eMachines and improved payment terms with many of our suppliers, reflecting a greater proportion of payables with 60-day terms in 2004 as compared to 2003.

	September 30, 2004	December 31, 2003
Accrued liabilities:
Warranty	$16,215	$23,992
Restructuring (see Note 7)	104,069	47,892
Other	181,093	205,571

	$301,377	$277,455

The increase in accrued liabilities is due primarily to the first quarter 2004 restructuring plan, including accruals for lease liabilities incurred with the closure of the Gateway retail stores on April 9, 2004. See Note 7 for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2004	December 31, 2003
Other current liabilities:
Deferred revenue	$111,945	$109,999
Other	127,280	147,091

	$239,225	$257,090

The decrease in other current liabilities results primarily from the reversal of previously accrued tax liabilities resulting from tax authority settlements during the first and third quarters of 2004.

	September 30, 2004	December 31, 2003
Long-term liabilities:
Deferred revenue	$94,211	$106,791
Warranty	2,489	2,905
Other	23,883	—

	$120,583	$109,696

The increase in other long-term liabilities is due to a deferred income tax liability associated with the acquisition of eMachines. See Note 9.

4.    Preferred Stock:

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with America Online, Inc. (“AOL”). In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million. The fair value of $193 million is being accreted to the face value of $200 million through 2004 using the interest method. The Series C Preferred Stock bears dividends at an annual rate of 1.5% paid semi-annually. The holder can put the Series C Preferred Stock to Gateway on December 22, 2004, 2009 and 2014 at face value plus accrued and unpaid dividends and Gateway can satisfy this put option in cash out of funds legally available or registered common stock (at its then-current fair market value as defined) or some combination thereof at its option. The holder can convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2020, provided Gateway’s common stock trades over $33.68 for 5 consecutive days or certain other conditions exist. In addition, Gateway can redeem the Series C Preferred Stock in cash at any time on or after December 22, 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding under the investment agreement. The Series A Preferred Stock will automatically convert into common stock of Gateway on December 24, 2004 at a conversion rate between $8.9935 and $10.07 per share based on the fair value of Gateway’s common stock at the date of conversion. If the Company’s common stock price on that date is comparable to its common stock price as of September 30, 2004, the Series A would convert into a total of 22,238,283 shares of common stock. The Series A Preferred Stock is convertible earlier than December 24, 2004 at the option of AOL in the event of certain circumstances. The Series A Preferred Stock bears dividends at an annual rate of 2.92% paid quarterly.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On November 1, 2004, we entered into agreements with AOL, pursuant to which we expect to repurchase the Series A and Series C preferred stock and 2.7 million shares of common stock from AOL for an aggregate purchase price of approximately $315.6 million. The transaction is expected to close on December 22, 2004 and is subject to customary conditions. See Note 11.

5.    Income Taxes:

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded tax benefits of approximately $2 million and $15 million for the reversal of previously accrued tax liabilities resulting from tax authority settlements during the third quarter and first nine months of 2004, respectively. Gateway recorded no tax benefit during the first nine months of 2003. Gateway also recorded a $19.8 million deferred tax liability related to the eMachines’ purchase accounting. eMachines will be included in Gateway’s federal consolidated income tax return effective March 12, 2004, with any taxable income being offset by anticipated losses incurred by Gateway for 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

6.    Commitments and Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at September 30, 2004, amounting to $28.4 million.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On or about April 5, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents to its infringement claims and to delete three other patents from its infringement claims. No trial date has been set.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. While the administrative law judge originally set a one week trial to commence on March 21, 2005, that judge now has resigned his position and the trial schedule is uncertain.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. A one week trial is scheduled to commence on May 23, 2005, but that trial is set before the same administrative law judge presiding over the HPDC and HP ITC action. Therefore, the trial schedule is uncertain.

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

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has not yet responded to these counterclaims. No trial date has been set.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004. The complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has not yet answered the complaint. No trial date has been set.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and which was subsequently transferred to the United States District Court

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Computer in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The three actions, which have been consolidated for all purposes but trial, are currently set for trial in October 2005.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary and/or recession damages relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. After initially denying class certification, on August 25, 2003, the court granted class certification. The court has yet to set a trial date.

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

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $73 million ($3 million in cost of goods sold and $70 million in selling, general and administrative expenses), $253 million ($56 million in cost of goods sold and $197 million in selling, general and administration expenses) and $52 million ($11 million in cost of goods sold and $41 million in selling, general and administrative expenses) were recorded in the first quarter, second and third quarters of 2004, respectively, relating to these actions. Additional related restructuring charges of approximately $20 million are expected to be recorded during the remainder of 2004 and beyond under this plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring charges recorded in the first, second and third quarters of 2004 for the Q1 2004 Plan (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued September 30, 2004
Employee Severance	$56	$(40)	$(1)	$15
Facilities/Capital/Operating Assets	301	(35)	(211)	55
Contract Termination Fees	21	(11)	—	10

Total	$378	$(86)	$(212)	$80

The nature of the charges related to the Q1 2004 Plan summarized above is as follows:

•	Employee Severance—Gateway recorded charges of $3 million, $36 million and $17 million in the first, second and third quarters of 2004, respectively, related to severance benefits to terminated employees in the United States. Gateway notified approximately 4,400 employees of termination during the first, second and third quarters of 2004, including approximately 2,900 employees in its retail stores.

•	Facilities/Capital/Operating Assets—Gateway recorded charges of $70 million, $201 million and $30 million in the first, second and third quarters of 2004, respectively, related to the closure of certain facilities, including the retail stores, facilities in Sioux Falls and manufacturing operations in North Sioux City, the rationalization of certain IT equipment and inventory write-downs related to the closure of the stores. The charges include $157 million related to the write-down of and accelerated depreciation on long-lived assets primarily related to the retail stores, the closure of certain facilities and the rationalization of IT equipment, approximately $82 million related to the present value of future lease commitments, net of expected recoveries, $53 million related to the write-down of inventory primarily resulting from the closure of the stores and $9 million in other charges associated with the closure of the retail stores and other facilities.

•	Contract Termination Fees—In connection with the reintegration of certain previously outsourced functions, Gateway incurred contract termination fees in the second and third quarters of 2004 of approximately $16 million and $5 million, respectively.

In addition to the restructuring charges, Gateway recorded transformation and integration charges of $23 million ($6 million in cost of goods sold and $17 million in selling, general and administrative expenses), $28 million ($3 million in cost of goods sold and $25 million in selling, general and administrative expenses) and $12 million ($1 million in cost of goods sold and $11 million in selling, general and administrative expenses) in the first, second and third quarters of 2004, respectively, in other expenses related to the transformation and integration with eMachines, including redundant costs associated with the reintegration of previously outsourced activities.

Third Quarter 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain facilities. Charges of $10 million and $3 million, respectively, were recorded in the first and second quarters of 2004 related to these actions. In the third quarter of 2004, the Company recorded a reduction of approximately $3 million based on lower than expected severance costs and $1 million related to a higher than expected recovery on assets. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions continued through the second quarter of 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes charges recorded in the first, second and third quarters of 2004 for the Q3 2003 Plan (in millions):

	Accrued December 31, 2003	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued September 30, 2004
Employee Severance	$17	$2	$(13)	$—	$(3)	$3
Facilities/Capital Assets	10	11	(1)	(11)	(1)	8

Total	$27	$13	$(14)	$(11)	$(4)	$11

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores. The Company also continued its focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A reduction of $4 million was recorded in selling, general and administrative expenses in the first and second quarters of 2004 related to these actions based on lower than estimated severance related costs, including health related benefits. The significant restructuring activities were completed during the first quarter of 2003; however, payments are expected to continue through 2005.

The following table summarizes adjustments recorded during the first, second and third quarters of 2004 for the Q1 2003 Plan (in millions):

	Accrued December 31, 2003	Cash Settlements	Adjustments	Accrued September 30, 2004
Employee Severance	$4	$—	$(4)	$—
Operating Assets	5	(3)	—	2

Total	$9	$(3)	$(4)	$2

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail stores and other company sites. In the third quarter of 2004, the Company recorded a reduction of $1 million associated with this plan. The significant restructuring activities were completed during 2002; however, payments are expected to continue through 2005.

The following table summarizes payments recorded during the first, second and third quarters of 2004 for the Q1 2002 Plan (in millions):

	Accrued December 31, 2003	Cash Settlements	Adjustments	Accrued September 30, 2004
Facilities/Capital Assets	$5	$(2)	$(1)	$2
Operating Assets	1	(1)	—	—

Total	$6	$(3)	$(1)	$2

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain other activities, including its then company-owned international operations. A $7 million charge was recorded in the second quarter of 2004 for a further reduction in assets held for sale related to facilities closed in the third quarter of 2001 in connection with this plan. In the third quarter of 2004, the Company recorded a $1 million reduction associated with this plan.

The amounts charged against the provision during the first, second and third quarters of 2004 were as follows (in millions):

	Accrued December 31, 2003	Charges	Non Cash Settlements	Adjustments	Accrued September 30, 2004
Facilities/Capital Assets/Severance	$1	$7	$(7)	$(1)	$—

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities. In the third quarter of 2004, the Company recorded an additional $5 million in selling, general and administrative expenses related to lease liability on vacated facilities. No charges were made against the provision during the first and second quarters of 2004. The accrual is as follows (in millions):

	Accrued December 31, 2003	Charges	Cash Settlements	Accrued September 30, 2004
Facilities/Capital Assets	$4	$5	$—	$9
Operating Assets	1	—	(1)	—

Total	$5	$5	$(1)	$9

8.    Segment and Concentration Data:

For 2003 and the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. With the acquisition of eMachines, the Company formed two new operating segments, Retail and International, and realigned the Company’s historical operating segments, Direct Sales (previously Consumer) and Professional. Revenues and operations are distinguished by segment as follows:

•	Direct Sales – includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores which were closed on April 9, 2004;

•	Professional – includes small-to-mid size enterprise, education and public-sector sales;

•	Retail – includes sales through third-party retail channels, including eMachines activity subsequent to the acquisition and Gateway products beginning in the third quarter of 2004 as well as activity by Gateway alone to certain third-party channel customers in the prior year;

•	International – includes international sales and is currently aggregated within the Retail segment for external reporting purposes due to its size and largely retail nature.

Revenues from these segments are derived from sales of PC and Convergence/Non-PC products and services. Gateway evaluates the performance of its segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table, with prior period amounts recast for consistency with current presentation, sets forth summary information by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Direct Sales	$182,218	$492,170	$861,949	$1,488,313
Professional	325,305	348,394	877,446	918,133
Retail (including International)	407,609	42,576	881,712	120,784

	$915,132	$883,140	$2,621,107	$2,527,230

Operating income (loss):
Direct Sales	$24,490	$(10,201)	$7,827	$(86,012)
Professional	23,848	14,214	47,682	59,943
Retail (including International)	12,469	(1,696)	13,835	3,434

	60,807	2,317	69,344	(22,635)
Non-segment expenses and restructuring, transformation and other charges	(122,481)	(143,619)	(656,204)	(395,388)

Consolidated operating loss	$(61,674)	$(141,302)	$(586,860)	$(418,023)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Personal computers (PC)	$731,403	$643,437	$1,996,717	$1,866,302
Convergence/Non-PC	183,729	239,703	624,390	660,928

Total net revenues	$915,132	$883,140	$2,621,107	$2,527,230

One retail customer accounted for approximately 26% and 17% of total revenues for the three and nine months ended September 30, 2004, respectively. No single customer accounted for more than 10% of revenues for the three and nine months ended September 30, 2003. Amounts owed from a single customer accounted for 24% of accounts receivable, net at September 30, 2004. No single customer accounted for more than 10% of accounts receivable at September 30, 2003.

9.    Acquisition of eMachines:

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held PC company. The acquisition combines Gateway’s professional and consumer (now called “Direct Sales”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, and international presence. These factors contributed to a purchase price in excess of the fair value of eMachines’ net tangible and intangible assets acquired and, as a result, Gateway recorded goodwill in connection with this transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total purchase price of $262 million consisted of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of such executives through the next two to three years. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 5-day period prior to and 5-day period following January 30, 2004, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will continue to be amortized to operating expenses over the next nine quarters. The unamortized balance as of September 30, 2004 associated with the restricted shares is shown as Unearned Compensation in the accompanying unaudited condensed consolidated balance sheet.

The allocation of purchase price is subject to revision for approximately one year from the acquisition date as more detailed analysis is completed and additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair value of eMachines is as follows (in thousands):

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,626
Liabilities assumed	(300,071)

Total	$261,718

Approximately $48 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets with an estimated useful life of 10 years which will create approximately $4.8 million in additional amortization expense annually through 2014. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually or whenever events or circumstances indicate an event of impairment may exist. Any change in the fair value of the net assets of eMachines resulting from additional analysis or information obtained before March 2005 will change the amount of purchase price allocable to goodwill.

The results of operations of eMachines have been included in Gateway’s unaudited condensed consolidated statements of operations since the completion of the acquisition on March 11, 2004. The following unaudited pro forma information presents a summary of the results of operations of Gateway assuming the acquisition of eMachines occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unaudited Pro Forma:
Net revenues	$915,132	$1,145,735	$2,955,636	$3,226,413
Net loss attributable to common stockholders	$(59,268)	$(134,173)	$(587,196)	$(401,719)
Net loss per share – basic and diluted	$(0.16)	$(0.41)	$(1.63)	$(1.24)

The pro forma net loss attributable to common stockholders includes restructuring, transformation and integration charges and, for the nine months ended September 30, 2004, a one-time $34 million charge recorded

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

by eMachines in the first quarter of 2004 related to its former phantom stock plan and triggered by Gateway’s acquisition of eMachines. See Management’s Discussion and Analysis for a discussion of net revenues.

10.    Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired an approximate 17% interest (on an as-converted basis) in another company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers. In addition, Gateway entered into an approximate $4 million software development arrangement with this company in the third quarter of 2004. The controlling shareholder of this company was named to the Gateway management team in March 2004, and, accordingly, Gateway has implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and this company. Gateway paid approximately $11.5 million and $23.4 million to this company for the services described during the three and nine-months ended September 30, 2004. No amounts were paid to this company by Gateway (excluding eMachines) during the three and nine-months ended September 30, 2003.

11.    Subsequent Events

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution that provides for a revolving credit facility of up to an aggregate of $200 million. Borrowings under the agreement would bear interest, at Gateway’s election, based on LIBOR or a base rate and are secured by substantially all of Gateway’s inventory, accounts receivable and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts outstanding will be due and payable.

On November 1, 2004, Gateway entered into agreements with AOL, pursuant to which we expect to repurchase the Series A and Series C preferred stock and 2.7 million shares of Gateway common stock from AOL for an aggregate purchase price of approximately $315.6 million. The transaction is expected to close on December 22, 2004 and is subject to customary conditions. Under the agreements, (i) Gateway is required to pay $185.6 million in cash at the closing scheduled for December 22, 2004, (ii) AOL is required to use some of the Series A and Series C preferred and common stock and has the right to use other stock to pay up to $33 million otherwise owing to Gateway for payments accrued in 2004 under the Strategic Alliance Agreements between Gateway and AOL; and (iii) Gateway will owe the remaining $97 million to AOL. The $97 million obligation, which accretes at a rate based on LIBOR, can be satisfied by Gateway in cash, through the offset of future payments that AOL would otherwise owe Gateway under the Strategic Alliance Agreements beginning January 1, 2005, or a combination of cash and offsets. If the $97 million obligation (plus accretion) is not satisfied in full by June 30, 2005, the payment date is extended by up to two years, and Gateway will owe AOL an additional amount based on a formula. The Series A preferred stock would otherwise automatically convert into approximately 22.2 million shares of Gateway common stock on December 24, 2004. The Series C preferred stock is otherwise redeemable at AOL’s option in December 2004 at its stated value of $200 million. The Series A and C preferred stock have a combined carrying value of $399.5 million as of September 30, 2004. The purchase price reflects a negotiated discount to the $5.54 per share closing price of Gateway’s common stock on October 18, 2004. In addition to the stock repurchase, Gateway reached a settlement as part of these agreements for a $2.5 million payment by AOL to Gateway related to contested amounts for prior periods under the strategic alliance agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2003 Annual Report on Form 10-K filed with the SEC in February 2004.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Factors that May Affect Gateway’s Business and Future Results” beginning on page 39 of this Report or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

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

Overview

Since its founding in 1985, Gateway has offered award-winning PCs and related products to consumers, businesses, government offices and schools. With the addition of eMachines in the first quarter of 2004, we significantly enhanced our ability to compete and gained greater access to a wider distribution network.

We manage our business along our business unit operating segments: Direct Sales (previously Consumer), Professional, Retail and International. Our strengths revolve around our strong name recognition, our technologically advanced product lines, and our ability to maneuver quickly in the rapidly changing PC and consumer electronics industries.

The third quarter and first nine months of 2004 have been periods of significant activity and transition for the Company. Some of the key developments, highlights and achievements for the periods include:

•	eMachines acquisition and integration – On March 11, 2004, we completed our acquisition of eMachines, Inc., a low-cost PC company. The acquisition combines our professional and consumer businesses, product leadership, scale and cash availability with eMachines’ low cost structure, PC market strength, third-party retail network, and international presence.

•	New management team – Upon completion of the eMachines acquisition, eMachines’ chief executive officer, Wayne R. Inouye, became the chief executive officer of Gateway and a new executive leadership team was named that included Gateway executives, eMachines’ executives and other industry leaders. This management team immediately began a comprehensive review of all aspects of the combined company’s business, identifying and pursuing opportunities to restructure, reduce costs and expand the business.

•	Change in our distribution model – On April 9, 2004, we closed our 188 Gateway-branded retail stores. The store closure is expected to adversely impact future revenue by approximately $300 million per quarter based on historical sales but generated selling, general and administrative cost savings of approximately $60 million per quarter (not including cost of goods sold reductions from the lost revenues).

•	Expansion into retail and international – During the third quarter, we introduced Gateway desktop and notebook PCs into major retailers in North America. Gateway-branded PCs are now available at retailers such as Best Buy, CompUSA, Costco, Office Depot and Micro Center in the United States as well as Future Shop and Best Buy in Canada. We also expanded the international distribution of eMachines’ PCs in Mexico and Japan. eMachines’ PCs are now sold in nearly 200 retail storefronts in Japan.

•	Efforts to simplify our products – We have reviewed our product lines to further strengthen our position in the competitive PC industry and reduced the number of PC platforms utilized across product lines and improved the use of certain common parts. These actions have and should continue to facilitate component-cost reductions and more cost-effective after-sale customer support. We believe these efforts will likely result in improved customer satisfaction in the future.

•	Consolidation of our suppliers – We have consolidated our supply base, ceased our Gateway-owned manufacturing operations and transitioned PC manufacturing to key original design manufacturers (ODMs). These actions cut desktop PC material costs by an estimated seven percent in the third quarter of 2004. We have also consolidated our service and support relationships across the former Gateway and eMachines’ service provider network, combining best-in-class processes and providers from both companies to further drive business efficiencies and lead to a better overall customer experience.

•	Efforts to simplify our processes – We have simplified and realigned our organization to allow greater focus on front-line selling and better sharing of common resources. We relocated our corporate headquarters from Poway, California to Irvine, California and our integration with eMachines is now largely complete. As Gateway moves to an increasingly efficient organization, we anticipate that by year-end our employee base will be reduced to below 1,900 employees, compared with slightly more than 2,000 employees at the end of the third quarter and about 7,400 at the time the eMachines merger was announced.

•	Introduction of new products – During the third quarter we introduced the industry’s first BTX desktop which optimizes Intel’s BTX architecture with a unique design that makes our high-performance PCs considerably cooler and quieter than other PCs on the market. Other significant new product developments include our new thin and light industrial design laptops, a new LTO3-based tape autoloader storage system to enhance mission-critical data backup capacity and a Media Center PC for Retail designed to take advantage of Microsoft’s new Windows XP Media Center Edition 2005 operating system.

In the third quarter of 2004, we narrowed our loss per share to $0.16, the lowest level in 8 quarters. In addition, all business segments delivered improved operating income versus the prior year. The reduced net loss and improved segment performance was driven by an acceleration of cost reductions and productivity improvements, particularly in the areas of headcount, marketing, IT, warranty and manufacturing activities. We believe these improvements are largely continuing in nature and provide a significant step toward the low cost structure we seek. The reduced loss was also driven by gross margin improvements in each of our business units. Overall, we believe the improved performance provides clear evidence of the power of our business simplification efforts and continued demand for our products and services.

We continue to face a variety of challenges and opportunities inherent within the PC and consumer electronics industries which are characterized by rapid change, evolving customer demands and intense competition. Key challenges include our ability to increase demand for products, our ability to further integrate with eMachines and simplify our business, lower costs, manage our manufacturing suppliers, customer service and administrative relationships, anticipate changing customer demands, and maintain and grow PC market share (reversing direct channel market share declines) in the face of intense competition. See additional discussion in “Factors That May Affect Gateway’s Business and Future Results.”

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

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through our store network, was recognized as the services were provided. Revenue from the sale of services that are rendered by third parties such as installation services is generally recognized when performed. Revenue from Internet services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We disputed AOL’s retroactive adjustment and reached a settlement in November 2004 for $2.5 million related to the contested period and an additional $1.6 million for subsequent periods.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period revenue. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. If actual returns exceed estimated returns, we would be required to record additional reductions to revenue.

Gateway records reductions to revenue for estimated commitments related to customer incentive programs and other sales incentives. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered. Additionally, certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of the particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made.

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

Restructuring

Gateway has engaged and may continue to engage in restructuring actions which require our management to utilize significant estimates related to realizable values of assets made redundant or obsolete, expenses for severance and other employee separation costs, lease cancellation and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess facilities. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussion of restructuring charges in the Results of Operations section.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	Increase (Decrease)	2003	2004	Increase (Decrease)	2003
Net sales	$915,132	3.6%	$883,140	$2,621,107	3.7%	$2,527,230
Gross profit	$92,094	4.4%	$88,202	$216,481	(34.8)%	$332,094
Percentage of net sales	10.1%		10.0%	8.3%		13.1%
Selling, general and administrative expenses	$153,768	(33.0)%	$229,504	$803,341	7.1%	$750,117
Percentage of net sales	16.8%		26.0%	30.6%		29.7%
Operating loss	$(61,674)	(56.4)%	$(141,302)	$(586,860)	40.4%	$(418,023)
Percentage of net sales	(6.7)%		(16.0)%	(22.4)%		(16.5)%
Net loss	$(59,268)	(57.3)%	$(138,841)	$(569,381)	38.2%	$(411,889)
PC units sold	931,001	66.9%	557,962	2,330,515	50.0%	1,553,547

Net Sales

Consolidated net sales were $915 million and $2.6 billion in the third quarter and first nine months of 2004, respectively, representing 4% increases over comparable periods in 2003, respectively. PC unit sales, by comparison, increased 67% and 50% during the third quarter and first nine months of 2004, respectively, compared to the same periods last. These increases in revenues and PC unit shipments are due to the contribution of eMachines’ PC unit sales subsequent to March 11, 2004, which more than offset the decline in Gateway PC sales due primarily to the closure of the Gateway retail stores on April 9, 2004. Net sales for the third quarter of 2004 were adversely affected by a slow down at the Los Angeles and Long Beach ports, which is expected to continue through at least part of the holiday season.

On a pro forma basis – which assumes the acquisition of eMachines occurred on January 1, 2003 (see Note 9) – net sales on a year-over-year basis declined from $1.1 billion to $915 million during the third quarter and from $3.2 billion to $3.0 billion for the first nine months. The pro forma 2004 declines are due primarily to the April 9, 2004 closure of Gateway’s retail stores. The stores previously contributed on average approximately $300 million in sales per quarter and their closure will continue to adversely impact net sales. We are working to offset the store revenue declines by expanding the availability of Gateway products through third-party retail partners, expansion of eMachines and Gateway products internationally and increasing sales in our remaining business areas.

The following table summarizes Gateway’s unit and net sales for the periods indicated by reportable segment (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	Increase (Decrease)	2003	2004	Increase (Decrease)	2003
			(a)			(a)
Units:
Direct Sales	84,230	(67.2)%	257,073	387,994	(50.3)%	781,427
Professional	240,150	(8.5)%	262,557	642,067	(4.3)%	670,924
Retail (including International)	606,621	1,482.5%	38,332	1,300,454	1,185.1%	101,196

Consolidated net revenues	931,001	66.9%	557,962	2,330,515	50.0%	1,553,547

Net sales:
Direct Sales	$182,218	(63.0)%	$492,170	$861,949	(42.1)%	$1,488,313
Professional	325,305	(6.6)%	348,394	877,446	(4.4)%	918,133
Retail (including International)	407,609	857.4%	42,576	881,712	630.0%	120,784

Consolidated net revenues	$915,132	3.6%	$883,140	$2,621,107	3.7%	$2,527,230

(a)	During the second quarter of 2004, Gateway formed two new operating segments, Retail and International (currently aggregated in Retail), and realigned its historical segments, Consumer (now called “Direct Sales”) and Professional. Historical information in this table has been recast from previously reported information to conform to the new segments and provide consistency in reporting. See Note 8.

Direct Sales (previously Consumer) segment – consisting of consumer and small business phone, web and Gateway-owned retail – unit and net sales declines for the third quarter and first nine months of 2004 as compared with the same periods in 2003 are primarily due to the closure of Gateway’s retail stores in April 2004 offset by excess inventory sales primarily in the second and third quarters of 2004. The stores previously contributed an average of approximately $300 million in net sales per quarter.

Professional segment – consisting of public sector and private businesses – unit and net sales declines for the third quarter of 2004 as compared with the same period last year are primarily due to market share loss within the government sector in the third quarter compared with particularly strong government sector performance in the third quarter of last year. Declines for the first nine months of 2004 as compared with the prior year are primarily due to price competition and market share loss in the government sector partially offset by a market share gain in the education market.

Retail segment – consisting of third-party retail and international – unit and net sales increases for the third quarter and first nine months of 2004 as compared with the same periods in 2003 are primarily due to the inclusion of eMachines’ sales within this segment subsequent to March 11, 2004. Growth in this segment was especially strong in the third quarter 2004 due to the expansion of Gateway-branded products into third-party retail channels coupled with further expansion of eMachines’ products internationally. The segment sales during 2003 reflect the sale of Gateway products to third-party channel customers.

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	As %	2003	As %	2004	As %	2003	As %
Personal computers (PC)	$731,403	80%	$643,437	73%	$1,996,717	76%	$1,866,302	74%
Convergence/Non-PC	183,729	20%	239,703	27%	624,390	24%	660,928	26%

Total net revenues	$915,132	100%	$883,140	100%	$2,621,107	100%	$2,527,230	100%

Convergence/non-PC revenue declined 23% during the third quarter of 2004 compared with the same period last year due to the closure of Gateway’s retail stores in April 2004 offset in part by the sale of excess Convergence/non-PC product inventory associated with the closing of the retail stores. Convergence/non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs and digital music players and enterprise system and networking products and services.

Gross profit

Gross profit of 10.1% (including 1.1 percentage points adverse impact from restructuring, transformation and integration costs) for the third quarter of 2004 was comparable to the 10.0% (including 4.4 percentage points adverse impact from restructuring and transformation costs) for the third quarter of 2003. On a non-GAAP basis – excluding restructuring, transformation and integration costs – gross margin declined to 11.2% for the third quarter of 2004 compared to 14.4% a year earlier due primarily to the significantly higher mix of lower-margin, third party retail sales in 2004 as compared to 2003.

Gross profit of 8.3% (including 3.1 percentage points adverse impact from restructuring, transformation and integration costs) for the first nine months of 2004 declined from 13.1% (including 2.1 percentage points adverse impact from restructuring and transformation costs) for the same period last year. On a non-GAAP basis, gross margin was 11.4% for the first nine months of 2004 compared with 15.2% for the same period last year. These declines are due to a significantly higher mix of third-party retail sales, closure of the Gateway stores, higher rebate costs, the effect of excess inventory sales at reduced margins, and settlement of a patent infringement claim, all of which occurred during the first nine months of 2004.

We expect that increases in Retail segment sales and a seasonal decrease in sales within the Professional segment will reduce gross margins by approximately 1 percentage point in the fourth quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense totaled $154 million (including $53 million of restructuring, transformation and integration costs) in the third quarter of 2004 compared with $230 million (including $34 million of restructuring and transformation costs) for the same period last year, a decline of 33%. Excluding restructuring, transformation and integration costs, third quarter SG&A expense declined $95 million or 48% from the prior year.

For the first nine months of 2004, SG&A expense totaled $803 million (including $374 million in restructuring costs, transformation and integration costs) compared with $750 million (including $99 million in restructuring and transformation costs) over the comparable period last year. On a non-GAAP basis, this represents a $222 million or 34% reduction in SG&A expenses in 2004 compared to 2003.

The 2004 reductions in SG&A resulted from the closure of our retail stores, reduced direct marketing costs associated with a shift to third-party retail, rationalization of headcount costs and IT expenses, and continued focus on other SG&A cost savings during the third quarter and first nine months of 2004.

Restructuring Activities

2004:

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $52 million ($11 million in cost of goods sold and $41 million in selling, general and administrative expenses) and $378 million ($70 million in cost of goods sold and $308 million in selling, general and administrative expenses) were recorded in the third quarter and first nine months of 2004, respectively, relating to these actions. The significant restructuring actions related to the Gateway retail stores were initiated in the first quarter of 2004 and substantially completed by the end of the second quarter of 2004. All but approximately $20 million of the planned first quarter 2004 restructuring, transformation and integration expenses have now been incurred.

In addition to the 2004 restructuring plan charges, we recorded a decrease of $1 million (cost of goods sold) and incurred $15 million ($3 million in cost of goods sold and $12 million in selling, general and administrative expenses) in the third quarter and first nine months of 2004, respectively, in charges associated with previous restructuring activities.

We also recorded $12 million ($1 million in cost of goods sold and $11 million in selling, general and administrative expenses) and $63 million ($10 million in cost of goods sold and $53 million in selling, general and administrative expenses) in the third quarter and first nine months of 2004, respectively, in other expenses related to our transformation and integration with eMachines, including redundant costs associated with the reintegration of previously outsourced activities.

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

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. A charge of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) was recorded in the first quarter of 2003 to provide for these actions. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the quarter. The significant restructuring activities were completed during the first quarter of 2003; however, payments are expected to continue through 2005 primarily representing ongoing store lease obligations.

Operating Loss

Operating loss for the third quarter of 2004 was $62 million (including $63 million in restructuring, transformation and integration charges) as compared with $141 million (including $73 million in restructuring and transformation expenses) for the same period last year, a decline of $79 million. The improved performance was driven by an acceleration of cost reductions and productivity improvements, particularly in the areas of headcount, marketing, IT, warranty and manufacturing outsourcing activities and also reflected improved operating income in each of our business units. Excluding restructuring, transformation and integration charges, the pre-tax non-GAAP profit of $1 million for the third quarter of 2004 compared with the $68 million non-GAAP loss in the prior year period demonstrates that the savings achieved through our 2004 SG&A cost reduction efforts more than offset the lower gross margins associated with a shift to third party retail sales.

Operating loss for the first nine months of 2004 was $587 million (including $456 million in restructuring, transformation and integration charges) compared to $418 million (including $151 million in restructuring and transformation charges) in the prior year. On a non-GAAP basis (excluding transformation, restructuring and integration charges), the operating loss was $131 million compared to $267 million for the first nine months of 2003, a decline of $136 million during the first nine months of 2004 that primarily reflects the cost savings obtained through our 2003 and 2004 restructuring initiatives.

All business segments delivered improved performance in the third quarter and first nine months of 2004 compared to the same periods in the prior year. The following table summarizes Gateway’s operating income (loss) for the periods indicated by reportable segment (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	Increase (Decrease)	2003	2004	Increase (Decrease)	2003
			(a)			(a)
Segment operating income (loss):
Direct Sales	$24,490	340.1%	$(10,201)	$7,827	109.1%	$(86,012)
Professional	23,848	67.8%	14,214	47,682	(20.5)%	59,943
Retail (including International)	12,469	835.2%	(1,696)	13,835	302.9%	3,434

Consolidated segment operating income (loss)	60,807	2,524.4%	2,317	69,344	406.4%	(22,635)
Non-segment expenses and other charges	(122,481)	(14.7)%	(143,619)	(656,204)	66.0%	(395,388)

Consolidated operating loss	$(61,674)	(56.4)%	$(141,302)	$(586,860)	40.4%	$(418,023)

(a)	During the second quarter of 2004, Gateway formed two new operating segments, Retail and International (currently aggregated in Retail), and realigned its historical segments, Consumer (now called “Direct Sales”) and Professional. Historical information in this table has been recast from previously reported information to conform to the new segments and provide consistency in reporting. See Note 8.

On a segment basis, Direct Sales segment operating income (loss) improved by $35 million during the third quarter and by $94 million during the first nine months of 2004 as compared with last year due primarily to cost reductions associated with the closure of Gateway’s retail stores in April 2004, increased sales of higher margin software, peripherals and services in the third quarter, improvement in product costs and lower marketing expenses, partially offset by lower margins earned on excess inventory sales in the second and third quarters.

Professional segment operating income improved by $10 million during the third quarter of 2004 compared to the prior year due to margin improvement on a more favorable sales mix and reductions in product cost in the quarter. For the first nine months, professional segment income declined by $12 million as compared with the prior year due to intense price competition, particularly in the public sector during the first and second quarters of 2004.

Retail segment operating income (loss) improved by $14 million in the third quarter of 2004 compared to the prior year due primarily to the inclusion of eMachines’ results within this segment subsequent to March 11, 2004, the introduction of higher-margin, Gateway-branded products into retail channels and expansion of

eMachines products internationally in the third quarter of 2004. Retail segment operating income improved by $10 million in the first nine months of 2004 compared to the prior year due to addition of eMachines subsequent to March 11, 2004, the expansion of Gateway-branded products into retail channels and eMachines products internationally in the third quarter, partially offset by higher-rebate redemption rates experienced in the second quarter of 2004.

Non-segment expenses and other charges – primarily restructuring, transformation and integration charges as well as other corporate and marketing overhead expenses – decreased by $21 million during the third quarter of 2004 and increased by $261 million during the first nine months of 2004 due primarily to the timing and scope of the First Quarter 2004 Restructuring Plan as compared with the First Quarter 2003 and Third Quarter 2003 Restructuring Plans. See Note 7 to the Condensed Consolidated Financial Statements for further information concerning Gateway’s restructuring plans.

On a non-GAAP basis – excluding restructuring, transformation and integration charges – non-segment expenses and other charges declined to $59 million from $71 million in the third quarters of 2004 and 2003, respectively and to $200 million from $245 million for the first nine months of 2004 and 2003, respectively.

Other Income, Net

Other income, net includes primarily interest income and expense, gains and losses from the sale of investments, and foreign exchange transaction gains and losses, to the extent applicable. Other income, net for the third quarter 2004 was $3.4 million compared with $5.2 million for the same period last year. Other income, net for the first nine months of 2004 was $11.2 million compared to $14.5 million for the same period last year. In both instances, the 2004 declines in other income, net are primarily due to higher investment gains in 2003 coupled with reduced cash and marketable securities balances and portfolio liquidation in an increasing interest rate environment during the first nine months of 2004. These liquidations were required to primarily support restructuring, transformation and integration cash outlays associated with the eMachines’ acquisition.

Income Taxes

We recorded tax benefits of $2 million and $15 million associated with the reversal of previously accrued tax liabilities during the third quarter and first nine months of 2004. There was no tax expense or benefit recorded during the third quarter or first nine months of 2003. Gateway also recorded a $19.8 million deferred tax liability related to the eMachines’ purchase accounting. eMachines will be included in Gateway’s federal consolidated income tax return effective March 12, 2004, with any taxable income being offset by anticipated losses incurred by Gateway for 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Liquidity and Capital Resources

Cash and marketable securities totaled $660 million at the end of the third quarter 2004 as compared with $1.1 billion at the end of 2003.

We used $353 million in net cash to support operations during the first nine months of 2004, primarily reflecting the company’s net loss of $561 million and a net use of $114 million to pay outstanding payables, accrued liabilities, royalties and other liabilities, offset by $280 million in non-cash asset write-downs, depreciation and other charges, and $42 million in declines in inventories, accounts receivable and other assets, net for the period. These amounts are net of the effects of the eMachines’ acquisition. This compares with $71 million in cash provided by operating activities for the first nine months of 2003, which resulted primarily from a net loss of $404 million, and $20 million (net) used to pay outstanding payables, accrued expenses and other liabilities, offset by $206 million in non-cash depreciation and other charges, a net $2 million decrease in accounts receivable, inventories and other assets and an approximate $287 million tax refund.

To generate the cash flows required to support operations during the first nine months of 2004, we liquidated a net $407 million in marketable securities and generated $12 million through the sale of a vacant building. These amounts were offset by $41 million paid to acquire eMachines (including direct acquisition expenses of $6 million and net of the $4 million in existing eMachines’ cash acquired through the transaction), $22 million paid to settle a shareholder note payable arising from the eMachines’ acquisition and $31 million paid in capital expenditures. For the first nine months of 2003, we invested a net $84 million in marketable securities, acquired $58 million in capital assets and generated $20 million in cash through collection of an outstanding note receivable.

We paid $7 million in Series A preferred stock dividends for the first nine months of both 2004 and 2003. Stock option exercises generated $5 million in cash during the first nine months of 2004 as compared with $1 million for the same period last year. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of changes in significant balance sheet items for the first nine months of 2004.

As of September 30, 2004, approximately $48 million of our cash and marketable securities is restricted to provide for certain commitments and contingencies, including $28 million in Standby Letters of Credit and Guarantees.

The following table presents selected financial statistics and information for the periods indicated (dollars in thousands):

	September 30,
	2004	2003
Cash and marketable securities	$659,560	$1,096,988
Days of sales in accounts receivable	28	22
Days inventory on hand	25	11
Days in accounts payable	(62)	(39)

Cash conversion cycle	(9)	(6)

Days of sales in accounts receivable increased by 6 days due to shifts from direct sales to eMachines’ retailer-driven receivables structure. The average number of days in inventory increased 14 days due to increases in finished goods inventory staged and eMachines’ inventory in-transit from suppliers due to the port slow-down at the Los Angeles and Long Beach harbors. Days payable outstanding increased by 23 days, primarily reflecting improved supplier terms in conjunction with our new fulfillment model implemented in 2003 and 2004, as well as the eMachines’ payables structure.

In December 2001, we issued $200 million of Series A convertible preferred stock and $200 million of Series C redeemable convertible preferred stock to America Online, Inc. On December 22, 2004, the Series A convertible preferred stock will automatically convert into our common stock at a conversion price of between $8.9935 and $10.07 per share based on the fair value of our common stock at the date of conversion. If our common stock price on the conversion date is comparable to our common stock price on September 30, 2004, the Series A preferred stock would convert into a total of 22,238,283 shares of our common stock.

In addition, in December 2004, the holder can put the Series C redeemable convertible preferred stock to us at face value and we have the option to satisfy this put right in cash or registered common stock, or a combination of cash and common stock (based on the fair market value of our common stock, as defined).

On November 1, 2004, we entered into agreements with AOL, pursuant to which we expect to repurchase the Series A and Series C preferred stock and 2.7 million shares of Gateway common stock from AOL for an aggregate purchase price of approximately 315.6 million. Under the agreements, (i) we are required to pay $185.6 million in cash at the closing scheduled for December 22, 2004, (ii) AOL is required to use some of the Gateway securities and has the right to use other stock to pay up to $33 million otherwise owing to Gateway for payments accrued in 2004 under the Strategic Alliance Agreements between the parties; and (iii) we will have an additional $97 million obligation to AOL. The $97 million obligation, which accretes at a rate based on LIBOR, can be satisfied by us in cash, through the offset of future payments that AOL would otherwise owe us under the Strategic Alliance Agreements beginning January 1, 2005, or a combination of cash and offsets. If the $97 million obligation (plus accretion) is not satisfied in full by June 30, 2005, the payment date is extended by up to two years, and we will owe AOL an additional amount based on a formula.

On October 30, 2004, we entered into a $200 million secured revolving credit agreement with a major financial institution. The credit agreement requires us to maintain $150 million in unrestricted cash at all times and limits our flexibility for certain business activities if our unrestricted cash is less than $200 million. We intend to borrow under this credit agreement to meet part or all of our cash requirements to pay AOL the $185.6 million on December 22, 2004. We are also evaluating additional sources of financing to increase our overall working capital and pay our remaining obligations to AOL under the agreements. Such sources may include the issuance of additional equity-related or debt securities. The sale of additional securities could result in additional dilution to our stockholders or could increase the Company’s debt service and overall long-term liabilities.

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

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, restructuring charges and purchase obligations have not significantly changed from the amounts reported in our 2003 Annual Report on Form 10-K except as follows:

•	Royalty/licensing agreements – As of September 30, 2004, our outstanding commitment to licensors for royalty fees is $49 million, approximately $39 million of which is payable within the next 12 months.

•	Restructuring obligations – The cash outlays associated with our 2004 restructuring, transformation and integration activities were estimated to be $225 million. This is in addition to $40 million in remaining outlays associated with restructuring programs prior to 2004. Approximately $65 million and $180 million of these amounts were paid during the third quarter and first nine months of 2004, respectively. This leaves approximately $85 million in remaining net cash outlays to be incurred over the next several quarters, including an estimated $40 – 50 million for the fourth quarter. These remaining outlays are primarily related to ongoing lease obligations associated with the retail stores closed in April 2004 and contract termination fees.

•	Supplier purchase commitments – Gateway utilizes several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by Gateway typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $242 million at September 30, 2004.

Off-Balance Sheet Arrangements and Other

Gateway does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

During the normal course of business, Gateway makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to our customers and licensees in connection with the use, sales and/or license of our products, (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of Gateway and (iii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, Gateway has made contractual commitments to certain employee(s) providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the company could be obligated to make. Gateway has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying consolidated balance sheets.

Acquisition of eMachines

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company. The acquisition combines Gateway’s professional and consumer (now called “Direct Sales”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, and international presence. These factors contributed to a purchase price in excess of the fair value of the eMachines’ net tangible and intangible assets acquired and, as a result, Gateway recorded goodwill in connection with this transaction.

The total purchase price of $262 million consisted of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of such executives through the next two to three years. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 5-day period prior to and 5-day period following January 30, 2004, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will continue to be amortized to operating expenses over the next nine quarters. The unamortized balance as of September 30, 2004 associated with the restricted shares is shown as Unearned Compensation in the accompanying unaudited condensed consolidated balance sheet.

The allocation of purchase price is subject to revision for approximately one year from the acquisition date as more detailed analysis is completed and additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair value of eMachines is as follows (in thousands):

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,626
Liabilities assumed	(300,071)

Total	$261,718

Approximately $48 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets with an estimated useful life of 10 years, which will create approximately $4.8 million in additional amortization expense annually through 2014. As a result, the Company expects to recognize amortization charges of $1.2 million per quarter over this period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually or whenever events or circumstances indicate an event of impairment may exist. Any change in the fair value of the net assets of eMachines resulting from additional analysis or information obtained before March 2005 will change the amount of purchase price allocable to goodwill.

We expect that, with the addition of eMachines, our future inventory levels will be higher than levels historically maintained by Gateway alone due to eMachines’ operational fulfillment model in support of distribution to third-party retailers.

Related Party Transactions

During the third quarter and first nine months of 2004, we paid $11.5 million and $23.4 million to a related party that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and our customers. We also have an approximate $4 million agreement to jointly develop software with this company. We have an approximate 17% ownership interest (on an as-converted basis) in this company and its controlling shareholder is a member of the Gateway senior management team, and, accordingly, Gateway has implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and this company. No amounts were paid to this company by Gateway (excluding eMachines) during the first nine months of 2003.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company’s annual financial statements. The provisions of EITF 03-1 became effective for Gateway in the third quarter 2004 and did not have a material impact on Gateway’s results of operations or financial position.

In July 2004, the EITF reached a tentative conclusion on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that contingently convertible debt instruments, commonly referred to as Co-Cos, should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. If ratified, the consensus is expected to be effective for reporting periods ending after December 15, 2004. On November 1, 2004, Gateway agreed to repurchase from America Online its outstanding Series C redeemable, convertible preferred stock, which contained a contingent conversion feature. See Note 11. Due to the anticipated retirement of the Series C shares, management does not expect adoption of this Issue, if ratified, to have an impact on Gateway’s consolidated results of operations or financial position.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Quarterly Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report.

Certain risks and uncertainties associated with the integration of our Gateway and eMachines operations. In the first quarter 2004, we acquired eMachines, Inc., a privately-held PC company. In connection with the transaction, there have been significant changes in Gateway’s business model and management team. As of the end of the third quarter 2004, the majority of the integration tasks have been completed. However, some of the significant challenges we continue to face include:

•	Rationalizing our procurement, logistics, distribution channels, and customer service operations including coordinating and combining manufacturing, facilities and relationships with third-parties while maintaining adequate supplies standards, controls and procedures. This rationalization could result in short-term disruptions which could affect delivery schedules and estimated arrival dates, which could in turn affect our ability to acquire or maintain customer relationships;

•	Consolidating our corporate IT infrastructure, including the implementation of a single information management system to support improved productivity, inventory and forecasting management and lower costs;

•	Demonstrating to customers and distributors that the combined Gateway and eMachines company will not result in adverse changes in service standards or business focus or in coordinating sales, marketing and distribution efforts (i.e. channel conflict); and

•	Integrating cultures and management structure and maintaining employee morale to retain key employees.

While we believe the combined Gateway – eMachines entity creates a much stronger organization, there is no assurance that management will be able to successfully address these risks and uncertainties. Failure to do so could result in some of the benefits of the acquisition being delayed or not realized at all and would negatively impact our financial position and results of operations.

Failure to generate additional sources of liquidity to satisfy our obligations to AOL could adversely impact our cash available for operations. Pursuant to agreements dated November 1, 2004, with America Online, Inc. (AOL), we expect to repurchase all the Gateway securities previously acquired by AOL directly from Gateway for an aggregate purchase price of approximately $315.6 million. During the third quarter of 2004, we entered into a $200 million secured revolving credit agreement with a major financial institution. The credit agreement requires us to maintain $150 million in unrestricted cash at all times and limits our flexibility for certain business activities if our unrestricted cash is less than $200 million. We intend to borrow under this credit agreement to meet part or all of our cash requirements to pay AOL $185.6 million on December 22, 2004.

We are also evaluating additional sources of financing to increase our overall working capital and pay our remaining obligations to AOL under the agreements. To the extent we are unable to obtain additional sources of cash financing to satisfy our obligation to AOL in full or if our asset base limits additional borrowings under the credit agreement, we may elect to use our cash on hand to pay some or all of the remaining obligations and our cash available for operations would be adversely impacted. In such circumstances, we may also satisfy the obligation with offsets against AOL cash payments otherwise due to us for the first two quarters of 2005. These offsets would reduce our cash receipts and are not expected to satisfy the full $97 million obligation (plus accretion) before June 30, 2005, when additional amounts become due on any unpaid balance, although final payment can be extended by up to two years and we would owe AOL additional amounts based on a formula. If we are unable to raise additional cash through financings, we would likely use cash on hand to satisfy at least some portion of the remaining AOL obligations on or before June 30, 2005. While we believe, based on our current cash forecasts, we will have sufficient cash and financial flexibility to meet our operational cash needs even after settlement of the AOL obligations, if we are unable to raise additional cash through financings, cash on hand and available for operations will be adversely impacted.

The PC industry is extremely competitive and pricing pressures could harm our gross margins and challenge our ability to return to profitability. Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry, losing significant market share in recent years. We compete primarily on the basis of customer satisfaction, value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products quickly to market. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices of our PCs will continue to decline, especially given the transition from one of our previous distribution channels, Gateway-owned retail stores, to third-party retail stores, combined with lower-cost eMachines’ products. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Convergence/non-PC products. To the extent we are unable to compete successfully in the PC market, our revenues and business prospects would be affected adversely.

Weak conditions in the public sector and political uncertainty may adversely affect our operating results. While sales growth occurred in the second quarter of 2004, reductions in state and federal budgets as a result of current economic conditions and market share losses have had an adverse impact on our sales in the public sector for the third quarter of 2004 and margins have been adversely impacted by intense price competition. In addition, any failure to perform under our public sector contracts could negatively impact our ability to successfully bid on future public sector business. Furthermore, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

If we cannot reverse our continued net losses, the business could fail. We have experienced a net loss for the last several years. While we reported a non-GAAP operating profit in the third quarter of 2004, there can be no guarantee that Gateway will continue to improve operations. Continued deterioration in our profitability would materially adversely affect Gateway’s future results of operations and financial condition and our ability to continue as a viable company.

If we fail to attract new customers and/or retain our existing customers our operating results will be adversely impacted. The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new prospects and repeat customers through our various marketing channels, including our website, our telephone call centers, our professional sales force and our third-party retail partners, and then convert these interactions into sales transactions. In addition, some of our third-party retail partners have, or we expect that they will, start selling private label PCs at competitive prices. These sales have the potential to adversely affect our market share. If we do not achieve increased transaction volume our ability to grow and become or stay profitable would be adversely impacted.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect sales. Our products are sold primarily through direct channels and third-party retail partners, with third-party retail sales expected to expand significantly by the end of 2004 and 2005. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. Failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales would have a significant adverse impact on revenues.

Because one customer accounts for a substantial portion of our revenues, the loss of this customer would cause a significant decline in our revenues. A single retail customer accounted for approximately 26% of total revenues for the quarter ended September 30, 2004. Although we are constantly working to expand and diversify our customer base, reductions or terminations of product purchases by this customer without an offsetting increase in new sales from other customers, would result in a substantial decline in our revenue and operating results.

Failure to properly manage our outsourcing initiatives could significantly impact results of operations. We are dependent upon third-party providers of products and services. We outsource all of our manufacturing operations and service and support functions and some administrative services to third-party providers under contract. Although we have partnered with certain vendors to provide these activities and systems, there is no assurance that business interruptions will not occur or that the systems will scale to meet the needs of our business. If we are unable to properly manage these outsourcing providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations, our results of operations could be adversely impacted. Our reliance on third party suppliers for the provision of employees could expose us to various legal claims relating to their employment status.

Failure to properly manage our restructuring efforts could significantly impact our results of operations. Cost-cutting efforts have been implemented in recent periods and are contemplated in the future. Our ability to motivate employees and maintain employee morale during our transformation may be adversely impacted by workforce reductions, from about 7,400 at the time of the eMachines acquisition was announced to slightly more than 2,000 employees at the end of the third quarter, and general uncertainties. As a result of these workforce reductions, manpower in certain areas may be constrained which could lead to disruptions in operations, customer care and other areas over time. Moreover, our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are unable to maintain and develop our infrastructure, including an optimal workforce size, while reducing costs, we could experience disruptions in operations, which could have an adverse financial impact.

Failure to replace the revenues lost through the closure of our retail stores would have a significant effect on our revenues. Effective April 9, 2004, we closed our 188 Gateway retail stores as part of our effort to expand third-party retail and to cut costs. While we have replaced a significant portion of the former revenue from these closed retail stores with sales of Gateway products through our other internet and phone direct channels and the expansion of our Gateway and eMachines PCs into third-party retail outlets, there can be no assurance that we will be able to continue to successfully replace the lost revenue. If we are unable to continue to execute our third-party retail strategy, our revenues and business prospects would be affected adversely.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability. Given our ongoing systems integration work, portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce system errors. In particular, in connection with the eMachines’ integration, we have implemented and will be implementing new information systems to support the combined business and to replace certain separate information systems previously used by eMachines and Gateway. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming, and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

Our products and services are sourced from a limited number of vendors and failure to properly manage our relationships could have a substantial impact on revenues. We require a high volume of quality products and components and services for our PC and Convergence/non-PC offerings, all of which are obtained from a limited number of outside vendors. In addition, outside providers handle some operational functions, such as credit card processing. In some circumstances we maintain single or dual-source vendor relationships, such as with Microsoft for operating system products and Intel and AMD for PC microprocessors. If the supply of a key material product, component or service is delayed or curtailed, our ability to ship the related product or to provide the service in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks by maintaining insurance to protect ourselves against loss of profits due to a vendor’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply or service where appropriate and by using reputable and reliable vendors. However, even where multiple vendors are available, we may source from a single vendor to take advantage of volume discounts or to maintain access to certain key components that are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another vendor and alternative sources of supply or service are available, qualification of the sources and establishment of reliable vendors could result in delays and possible reduction in net sales. In the event that the financial condition of our third-party vendors for key products, components or services were to erode, the delay or curtailment of deliveries of such products, components or services could have an adverse financial impact.

Our reliance on third-party suppliers of key products and components exposes us to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of our products and services. While such outsourcing arrangements may lower product and operating costs, they also reduce our direct control over production and distribution. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues due to faulty products or components manufactured by third-party suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including delays in our primary ports of delivery in Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations is disrupted by economic, business, environmental, political, medical, or military conditions or events, Gateway’s results of operations and financial condition could be adversely affected.

Reduced availability of consumer financing from third-party financing providers would adversely affect revenues. For the first nine months of 2004, third-party financial institutions provided financing of approximately 25% of our consumer net sales on a non-recourse basis to Gateway, although we expect the total financing volume to decline substantially in 2005 due to the closure of our retail store operations in April 2004. While we continually identify and enter into discussions with alternative financing providers, reduced availability of financing generally or tightening in consumer credit policies from our third-party financial providers could materially and adversely affect our operations and financial results. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by alternative sources, we may experience a decrease in consumer direct net sales from levels we might otherwise achieve.

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

Failure to develop and introduce new, technologically advanced products in an industry characterized by short product life cycles could adversely affect our growth and efforts to return to profitability. Our business model depends on bringing new and innovative products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to successfully forecast product demand, training of sales and support personnel, and customer acceptance of new technology. If we are unable to successfully forecast demand for new products, we may not properly manage our inventory levels and may have increased exposure to the risks of supply described above under “Our products are sourced from a limited number of suppliers and failure to properly manage our relationships could have a severe impact on revenues.” Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry and Convergence/non-PC products. Our internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and Convergence/non-PC products. There is no assurance that we will continue to have access to or the right to use new technology, or be successful incorporating such new technology in our products in a timely manner.

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

The failure to properly manage inventory could result in material losses. By distributing many of our products directly to our customers, we historically avoided the need to maintain high levels of finished goods inventory. This minimized costs and allowed us to respond more quickly to changing customer demands, reducing our exposure to the risk of product obsolescence. As we increase sales volume into third-party retail channels, managing our inventory effectively will become more important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. In addition, we maintain certain component products in inventory for servicing our products. If we are not successful in forecasting component or product demand, we could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write downs, which in turn could result in lower gross margins. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. Although we believe Gateway’s inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that we will not incur additional inventory and related charges.

The failure to attract, retain and motivate key personnel could have a significant near-term adverse impact on our operations. Our success depends in large part on our ability to retain and attract key personnel. Significant turnover in senior management occurred in the first half of 2004 as a result of the integration of Gateway and eMachines. We also relocated our headquarters from Poway, California to Irvine, California in early September 2004 and closed our facility in Sioux Falls, South Dakota, and our manufacturing operations in North Sioux City, South Dakota earlier in 2004. The uncertainties created by the headquarters’ relocation and closures, combined with high turnover in our management team could have a significant adverse impact on our efforts to retain key employees. There also can be no assurance that we will continue to successfully retain or attract the management we need. The inability to retain or attract such key personnel could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. that could be adversely affected by changes in the political or economic stability of government policies in those countries or the U.S., which could increase our cost of operations. We have outsourced a substantial portion of our manufacturing operations to countries in Far East Asia. A significant change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected countries generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. We also have outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Unforeseen environmental costs could impact our future earnings. Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. We also could face significant costs and liabilities in connection with product take-back legislation, which provides customers the ability to return product at the end of its useful life and places financial and other responsibility for environmentally safe collection, recycling, treatment and disposal with Gateway. Countries of the European Union must enact and implement such legislation by August 1, 2005. Similar laws and regulations have been or may be enacted in other regions, including in the United States and Japan. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects in the future based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

We expect our quarterly revenue and operating results to fluctuate for a variety of reasons. Gateway’s operating margins vary among products, distribution channels, and the seasonal buying habits of our customers. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales. In addition, we typically experience an increase in sales activity near quarter-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at our manufacturing or logistics partners, can have significant adverse impacts on Gateway and our results of operations and financial condition.

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

If we do not maintain our reputation and expand our name recognition, we may lose customers. Developing and maintaining awareness of our Gateway and eMachines brand names is critical to achieving widespread acceptance of our PC and Convergence/non-PC offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desired products and services to consumers and the effectiveness of our marketing efforts. Currently, third-party retailers are often our first points of contact with consumers. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If consumers do not perceive our products to be of high quality, our brand names and reputation could be harmed.

Proposed changes in accounting for equity compensation will adversely affect earnings and could affect our ability to attract and retain key employees. We have historically used stock options as a component of our employee compensation program in order to align employee’s interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In March 2004, the FASB proposed changes to current accounting literature to require Gateway and other companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. A final statement is expected during the fourth quarter of 2004. If issued, this statement will likely result in additional expense to Gateway beginning in the third quarter of 2005 and could limit management’s willingness to use equity-based compensation plans in attracting and retaining employees.

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

None filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: November 9, 2004	By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: November 9, 2004	By:	/s/ KELLI A. RICHARD
Kelli A. Richard Vice President and Controller (principal accounting officer)