Form 10-K
period 2004-12-31
GATEWAY INC
filed 2005-03-04
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22784

GATEWAY, INC.

Incorporated in Delaware	I.R.S. Employer Number 42-1249184

7565 Irvine Center Drive, Irvine, CA 92618-2930

Telephone number: (949) 471-7000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last sale price on the New York Stock Exchange as of such date) was approximately $1,211,142,000.

As of March 1, 2005 there were 373,676,589 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gateway’s Definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders subsequent to the date hereof are incorporated by reference in Part III of this Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s year end of December 31, 2004.

GATEWAY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

Forward-Looking Statements—This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on Gateway’s current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our future results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including without limitation any statements relating to future results of operations, plans, outlook or strategies, any statements relating to execution of restructuring plans or regarding pending claims or disputes and any statements relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Business—Factors That May Affect Gateway’s Business and Future Results” under Part I beginning on page 11 or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Annual Report. Gateway assumes no obligation to update any forward-looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

PART I

Item 1.    Business

General

Gateway, Inc. (“Gateway” or “we”) directly and indirectly sells desktop and notebook computers and servers (“PCs”), PC-related products and services that are enabled by or connect with PCs (“Convergence/non-PC”) to third-party retailers, consumers, businesses, government agencies and educational institutions. Convergence/non-PC products and services consist of all products and services other than the PC, such as plasma and liquid crystal display (“LCD”) TVs, digital music players, peripherals, software, accessories, extended warranty services, training, internet access, and enterprise system and networking products and services. Our value-based eMachines’ brand is sold exclusively through third-party retailers, while our premium Gateway brand is sold through our direct sales force, over the phone and web, as well as through third-party retailers and value added resellers.

We completed our acquisition of eMachines on March 11, 2004. Gateway was the third largest PC company in the U.S. during calendar 2004 and among the top ten worldwide, with an estimated U.S. market share of approximately 6.2 percent based on units shipped, according to preliminary data from International Data Corporation.

Our strategy is to profitably grow our core PC business by leveraging our low-cost model and driving growth in our targeted business segments: Direct, Professional, Retail, and International. Since the acquisition of eMachines, Gateway has focused on fundamentals—strengthening our core PC products, expanding distribution channels, providing customer support, and reducing costs. Gateway continues to offer our line of plasma televisions and LCD displays, primarily through our Direct and Professional sales channels, and we continue to develop new Convergence/non-PC products that complement our core PC offerings. During 2005, we plan to continue to focus on products that serve the needs of a broad customer base. At the same time, we will endeavor to satisfy the evolutionary needs of our Direct, Professional, Retail and International customers, and design an array of value-based products and services that meet the ever-changing needs of these customers.

Gateway was incorporated as “Gateway 2000 Inc.” in 1986 and we changed our name to “Gateway, Inc.” in 1999.

Business Segments

During the second quarter of 2004 and in connection with the acquisition of eMachines, Gateway created two new segments, Retail and International, and realigned its historical operating segments, Direct (previously

Consumer) and Professional. The International segment is currently aggregated within the Retail segment for external reporting purposes. For further information on our operating segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements.

Direct

We market our Gateway-branded products and services directly to customers, primarily by placing advertisements through traditional and electronic media and promotion on the www.gateway.com website. We believe our creative marketing, including our trademarked Black-and-White Spot Design on product packaging, helps generate significant brand awareness and a loyal customer base.

We sell our products (other than eMachines-branded products) and services directly to consumers in the U.S. through two complementary distribution channels—our website at www.gateway.com, and our telephone call centers (1-800-GATEWAY). We believe that our diversified product and service offerings, our ability to provide customized PCs and a robust assortment of software, accessories and services, and our customer service and support provide a unique customer experience that differentiates us from our competitors.

Professional

Our Professional sales and marketing activities focus on our core market segments: medium-to-large business, education (K-12 and higher education) and government (federal, state and local). We conduct sales through our Professional telephone-based and field sales teams, complemented by local, regional and national value added resellers.

In addition, Gateway has enhanced customer sales options with Internet-based tools. We offer business, education and government customers customized websites, called eSource sites, to facilitate their order management requirements. Additionally, we have developed the Gateway eMarketplace to facilitate both online purchases and sales of a wide range of technology products that help businesses and other institutions operate efficiently.

Gateway’s custom integration solutions program is designed to accommodate the needs of large professional customers who require specialized hardware, software and services that are not available as a part of our standard offerings. Our custom integration solutions program accelerates technology deployment for clients through integration of unique hardware and software and development of customized services to meet professional customer individual requirements.

Retail

We sell our Gateway and eMachines-branded products directly to a select group of major retailers, such as consumer electronics stores, computer superstores and warehouse clubs, in addition to selling select Gateway-branded products through television shopping retailers. Our eMachines-branded products are sold exclusively through the retail channel. We sell both brands directly through Best Buy, Circuit City, CompUSA, Costco, Office Depot and Micro Center in the United States as well as Future Shop and Best Buy in Canada. Sales to Best Buy represented 23% of net sales in 2004 and the retail channel has become Gateway’s largest distribution channel. In addition, we are leveraging the brand awareness and marketing activities of this channel to support our direct sales to customers.

We participate in cooperative advertising and marketing programs with certain key suppliers, from which we receive marketing development funds to partially pay for advertising that features their brands.

International

Gateway expanded its international sales during 2004 after having largely exited the international market in 2001 to focus on North American operations. Prior to our acquisition of eMachines, our international sales were limited to Canada and Mexico while eMachines sold its products internationally in Japan and the United Kingdom. After the acquisition, we took advantage of each company’s distribution channels and implemented common supply chain management techniques and service infrastructures to expand distribution within Canada, Japan, Mexico and the United Kingdom. Substantially all of our international sales are through third-party retailers and distributors. We continue to evaluate opportunities to develop and grow our international business, currently focusing on Western Europe and Asia. Approximately 5% of Gateway’s net sales in fiscal 2004 came from sales to customers outside North America, with limited sales outside of North America in 2002 and 2003 (excluding eMachines which was acquired on March 11, 2004). Margins on sales of Gateway products in foreign countries and on sales of products that include components obtained from foreign suppliers can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

PCs and Servers

We offer our customers a broad line of Gateway and eMachines-branded PCs and Gateway-branded servers. We market our PCs with recommended configurations, but our customers can also configure to order some of our Gateway-branded PCs with a choice of microprocessor clock speeds, memory, storage and optical drives, as well as other options. The following are the key products within this class:

Desktop PCs.    Gateway offers a series of desktop PC products, developed to serve targeted customer segments. We offer a range of standard models for consumers under the eMachines and Gateway brands and for professional customers under the Gateway brand, with each series having a number of recommended configurations with increasing levels of technology and features. In addition, Gateway provides an all-in-one desktop, the Profile Series, in configurations targeted at both the consumer and professional markets. Customers can purchase certain models of our Gateway-branded PCs that they customize for their particular needs. Desktops represented approximately 54% of net sales in 2004.

Notebook PCs.    Gateway offers a series of notebook PC products under the Gateway brand to provide mobile computing capabilities for both consumer and professional customers who operate in a mobile environment. The systems are generally available with docking stations, wireless enablement and various multimedia applications. As with desktops, portables have a range of standard model series, with each series having a number of recommended configurations. The systems range from utltraportables to convertible tablets to high-performance desktop replacement class notebooks. We also offer a limited number of models on a promotional basis under the eMachines brand for sale through third-party retailers. We expect that our mix of notebook PCs will increase relative to desktop PCs in 2005 consistent with International Data Corporation projections for total 2005 United States notebook shipments. Notebook PCs represented approximately 22% of net sales in 2004.

Monitors.    Gateway offers a complete line of thin film transistor and cathode ray tube monitors under the Gateway and eMachines brands, ranging in size from 15- to 19-inches. The monitors are sold with the Gateway and eMachines lines of desktop PCs through Gateway’s channels. They are also available for stand-alone purchase.

Servers and Storage.    Gateway also offers Gateway-branded servers and storage products for professional and small business customers. Every Gateway server has an adaptable design and can be custom built with a variety of options to fit the customer’s needs. Gateway servers can be ordered in tower-based or rack-mounted configurations, with Windows® operating software. Servers and storage products represented approximately 2% of net sales in 2004.

Convergence/non-PC Products and Services

Convergence/non-PC products and services consist of all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet access, plasma and LCD TVs, digital music players and enterprise system and networking products and services. Convergence/non-PC products and services represented approximately 22% of net sales in 2004.

Convergence Products.    During 2002, we began to offer a selected inventory of consumer electronic products under the Gateway brand name. As part of our efforts to refocus on our PC business during 2004, we refined our product strategy to limit our consumer electronics offering to products that are extensions of the PC (i.e. “convergence” products). We currently offer two plasma televisions through our Direct and Professional sales channels – the 42-inch Ultrabright and the 42-inch HD-Ready plasma television. We also offer LCD models and recently introduced a new 30-inch LCD TV, which is being sold directly to consumers and certain professional customers. We recently introduced an MP3 Photo Jukebox for the consumer market.

Peripherals, Software and Other PC-Related Products.    We market printers, scanners, PC accessories, CD and DVD burners, storage devices, surge protectors, and other PC accessories that are manufactured by leading companies in their respective markets. We offer a limited number of these products under the Gateway brand. We also market a broad range of third-party software offerings, from entertainment and productivity applications for the consumer market to vertical applications for various segments of the commercial and institutional markets. Peripherals, software and other PC-related products are sold in our Direct and Professional segments, including our website at www.gateway.com, where more than 6,000 products are available.

Consumer Services Support.    In our Direct segment and post-sales Retail segment, our value added, fee-based service and support offerings consist of extended service plans, including extended warranty and accidental damage programs sold on behalf of third party service providers, fulfillment of replacement parts, and learning and tutorial services. Technical support services are offered to customers in all segments. During 2004, we consolidated our service and support relationships across the former Gateway and eMachines’ service provider network, combining the best processes and providers from both companies to further drive business efficiencies and enhance customer satisfaction.

Professional Services Support.    In our Professional segment, our value added service and support offerings are designed to satisfy the needs of businesses throughout the technology lifecycle. During 2004, we completed the outsourcing of a number of customer support and services functions for our Professional customers, while retaining certain key functions in-house. Gateway also maintains a network of third-party solutions providers who work with our professional sales force to deliver localized consultation and integration services to business, education and government customers in essentially all the top markets across the United States. For this segment, we offer:

•	Technology planning services, such as on-site consultation and network design services;

•	Implementation services, such as custom installation and imaging, asset tagging, and hardware and network installation;

•	Productivity services, such as customized learning solutions, network and application support, and custom helpdesk solutions;

•	Maintenance services, such as on-site and advanced exchange services; and

•	End of life services, such as data migration, deinstallation and asset recovery services.

Multi-Channel Delivery.    We deliver customer service and support at the customer’s location, at third-party locations and via telephone and the web. Gateway believes the availability of services through multiple channels benefits customers by providing them with a range of service options. Substantially all support services are provided by a variety of third-party vendors.

Financing Programs.    We partner with a number of third-party financing institutions who provide financing to our Direct and Professional customers for the purchase or lease of our products. In 2004, approximately 26% of our Direct net sales were financed by third-parties on a non-recourse basis (apart from certain fraud sharing arrangements) to Gateway.

Cooperative Product Development

The PC and consumer electronics industries are characterized by rapid technological advances. Our ability to compete successfully is heavily dependent upon our ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. Our focus is primarily on coordinating and leveraging the development activities of a number of key technology partners, original design manufacturers and product or component providers. Our product development efforts are focused on designing and developing competitively priced PC systems and Convergence/non-PC products that adhere to industry standards and incorporate the technologies and features that we believe are most desired by our customers.

We rely on close and cooperative relationships with a wide range of suppliers and other technology developers for development and engineering and to evaluate the latest developments in PC and convergence technologies. Working with these companies, our engineers manage quality, integrate technologies and design product and system architecture. We believe that these relationships, together with market information obtained from our customer relationships, allow us to rapidly introduce and deliver appealing new products, software and services to the marketplace.

Manufacturing

We closed our desktop PC and server manufacturing operations during the third quarter of 2004, shifting all of our manufacturing to third-party original design manufacturers. We use several original design manufacturers to manufacture desktop and mobile PCs, servers and Convergence/non-PC products. Our quality assurance teams help ensure that all our products meet our quality specifications and applicable regulatory requirements.

Our product related processes have been assessed and certified as meeting the requirements of the International Organization for Standardization (“ISO”) 9001-2000. The ISO 9001-2000 certification recognizes Gateway’s compliance with international standards for quality assurance. In addition to our internal processes, we work closely with our major original design manufacturers to be ISO 9001-2000 certified.

Patents, Trademarks and Licenses

Gateway and its affiliates, Spotware Technologies, Inc. and Amiga Development LLC, have approximately 400 U.S. patents and a number of related foreign patents, and Gateway has a significant number of pending U.S. and foreign patent applications. Gateway has a majority equity interest in Amiga Development LLC, a holding company for intellectual property, controlled by Gateway’s Chairman of the Board. A majority of the patents in our portfolio were issued in the last five years. Our patent strategy focuses on building a broad portfolio of patents in the areas of computer related and information processing technologies, consumer electronics and manufacturing processes for defensive purposes. Generally, our products incorporate industry standard technology rather than proprietary technology we develop. Trade secrets developed by us are protected through formal procedures that include employee agreements and confidentiality agreements with other entities.

We own and use a number of trademarks, brands and service marks on or in connection with our products and services, including Gateway, eMachines and our Black-and-White Spot Design, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries. We believe these trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

We also license technologies and software from third parties for integration into our products. Some of these technologies are industry standard technologies which are licensed by many of our competitors. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as us, and some of our direct and indirect competitors seek to license their technology. Thus, we may incur license costs that our competitors do not incur. We generally do not own the software used on our PCs and have entered into software licensing arrangements with a number of software developers, including Microsoft Corporation for Windows and Microsoft Office software products, among others. Software and materials developed by Gateway are protected by copyright in the United States and internationally.

Competition

The PC industry is characterized by aggressive pricing by several large branded and numerous other branded and generic competitors, short product life cycles, and price sensitivity by customers. The level of pricing aggressiveness continues to be intense, particularly in the low-price end of the market. We also compete with consumer electronics companies and retailers with respect to our PCs and Convergence/non-PC products. In addition, many of our current and potential partners, including original design manufacturers, design, manufacture and often market their products under their own or third-party brand names. Many of our competitors are larger and better funded than we are.

Our primary competitors in the PC area are Dell Inc., Hewlett-Packard Company, Apple Computer Inc., International Business Machines Corporation, which has announced its intention to sell a majority stake in its PC business to the China-based Lenovo Group, and Toshiba Corporation. In particular regions, we experience competition from companies such as Acer Inc. and Fujitsu Limited. We also face competition from generically-branded or “white box” manufacturers.

We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products to market quickly.

In recent years, we and many of our competitors have regularly lowered prices. We expect these competitive pressures to continue in 2005 and that average sales prices for PCs and Convergence/non-PC products will continue to decline. If we continue to reduce prices in response to such competition, without corresponding cost savings and product diversification, we may be unable to maintain or improve gross margins which would adversely impact our results of operations.

Environment

Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We also face increasing complexity in our product design and procurement as we adjust to new and upcoming requirements relating to the composition of our products, including restrictions on the use of lead and other substances in electronics that will apply to products sold in the European Union after July 1, 2006. In addition, we are subject to costs and liabilities in connection with product take-back legislation in certain jurisdictions that impose financial responsibility on producers of electrical goods for specified collection, recycling, treatment and disposal of covered products. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Gateway currently has an incentive program to encourage our PC customers to recycle or donate their old PCs and monitors, regardless of brand, and we are working with our original design manufacturers and suppliers to reduce the use of hazardous substances in our products. Environmental costs are presently not material to our operations or financial position.

Employees

As of December 31, 2004, we had approximately 1,900 employees, a reduction from approximately 7,400 employees as of December 31, 2003, substantially all of whom are located in the United States. During 2004, we believe our employee relations were generally good.

Backlog

The backlog of unfilled orders was approximately $78 million at year-end 2004 and approximately $80 million at year-end 2003. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of our policy of allowing customers to cancel or reschedule orders under certain circumstances.

Seasonality

Retail sales predominantly follow consumer seasonality patterns. Due to the increasing percentage of revenues through our Retail segment compared to our overall revenues, we expect seasonally higher revenues during the second half of the year. Gateway’s Professional sales are traditionally stronger in the second and third quarters. However, these patterns are subject to overall general economic and market conditions.

Available Information

You can access additional information about Gateway and our products and services at www.gateway.com and www.emachines.com. You can also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, free of charge, on our website at www.gateway.com, after we file the reports with or furnish them to the Securities and Exchange Commission. Gateway will also provide these reports in printed form to any stockholder who requests them from Gateway. The information on our website is not incorporated into this annual report.

Corporate Governance

Our Board of Directors is elected by Gateway’s stockholders and is responsible for directing the management of business and affairs of Gateway. Our Chief Executive Officer and senior management run Gateway’s day-to-day business operations. Our Board has adopted formal Corporate Governance Guidelines which are accessible through www.gateway.com and will be provided in printed form to any stockholder who requests a copy from Gateway. The guidelines provide that the principal responsibilities of our Board, in addition to its general oversight responsibilities, include the: (a) selection, evaluation and compensation of our Chief Executive Officer and oversight of the selection and compensation of Gateway’s senior executive management; (b) oversight of succession plans for our Chief Executive Officer and key executive positions; (c) review and evaluation and, as appropriate, approval of Gateway’s financial and business performance, operations, key objectives, strategies, plans and actions; and (d) review of the processes in place to ensure the integrity of Gateway’s financial, accounting and control systems and the accounting principles and practices used to prepare the financial statements.

Our current Board consists of seven directors, five of whom are independent directors under the rules of the New York Stock Exchange. Our other two directors are Theodore W. Waitt, our Chairman and former Chief Executive Officer, and Wayne R. Inouye, our Chief Executive Officer and the former Chief Executive Officer of eMachines before its acquisition by Gateway in March 2004. In addition, as required by New York Stock Exchange rules, our Board of Directors has affirmatively determined that each independent director has no material relationship with Gateway (either directly or as a partner, stockholder, or officer of any organization that has a relationship with Gateway). The Board meets in regularly scheduled meetings as well as in special meetings. All independent directors meet without management present during each regularly scheduled Board meeting, with a designated independent Board member chairing on a rotating basis that segment of the meeting.

Our Board has delegated a number of responsibilities to various committees of the Board. At the present time, the Board Committees are the Audit, Compensation, and Corporate Governance and Nominating Committees. The members of each committee are appointed by the Board. Currently, each committee consists entirely of independent directors. Each committee meets on a regularly scheduled basis and operates under a written charter approved by the Board, all of which are available at www.gateway.com and will be provided in printed form to any stockholder who requests a copy from Gateway.

Our independent Audit Committee represents the Board in its general oversight of Gateway’s financial reporting, internal controls and audit functions. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of Gateway’s independent registered public accounting firm. During 2004, Deloitte & Touche LLP (“Deloitte”) was appointed as independent registered public accounting firm of Gateway and the Audit Committee has appointed Deloitte as independent registered public accounting firm for 2005, subject to stockholder approval. The Audit Committee also pre-approves any non-audit services by the independent registered public accounting firm. The Audit Committee meets regularly in separate sessions with senior management, internal audit and Gateway’s independent registered public accounting firm.

Our independent Compensation Committee reviews and approves salaries, bonuses and other compensation for our Chief Executive Officer and other senior executive management. In addition, the Compensation Committee administers Gateway’s 2000 Equity Incentive Plan, including reviewing and granting stock options and equity awards to officers and other employees.

Our independent Corporate Governance and Nominating Committee reviews and reports to the Board concerning corporate governance matters, and conducts an annual evaluation of the performance of the Board and the Corporate Governance Guidelines. In addition, the Corporate Governance and Nominating Committee recommends to the Board the size and composition of the Board and establishes procedures for consideration of candidates for the Board and recommends specific candidates for election to the Board.

As part of our corporate governance practices, we maintain a Code of Ethics that is applicable to all employees, including our chief executive officer, chief financial officer, principal accounting officer and controller, and our Board of Directors. We provide ethics training to new employees when they are hired and to existing employees periodically. An Ethics Council, consisting of four executive officers appointed by the Board, reviews reported ethical issues, including complaints through Gateway’s confidential ethics hotline, and advises the Audit Committee with respect to ethical matters. The Audit Committee must evaluate actual or potential waivers of conflict-of-interest for executive officers and directors and make recommendations to the Board concerning any action to be taken. The Board conducts an annual review of the Code of Ethics. Our Code of Ethics is available at www.gateway.com and will be provided in printed form to any stockholder who requests it from Gateway.

In addition, stock ownership guidelines have been established for our directors to better ensure that they each maintain an equity stake in Gateway, and by doing so appropriately link their interests with those of the other stockholders. These guidelines provide that, within a three-year period of first becoming a director (or January 1, 2005 for members of the Board on January 1, 2003) such director should attain and hold an investment position (not including unexercised stock options) of no less than a specified number of shares of Gateway common stock.

We continue to evaluate our corporate governance practices in light of best practices and changing regulatory requirements and anticipate additional changes as necessary or appropriate. In addition, we intend to file with the New York Stock Exchange an executed certification from our Chief Executive Officer stating that he is not aware of any violation by Gateway of the New York Stock Exchange’s corporate governance rules with respect to the 2004 fiscal year.

Factors That May Affect Gateway’s Business and Future Results

In addition to other information contained in this Annual Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Annual Report.

There are significant risks and uncertainties associated with our integration of eMachines which could adversely impact our results of operations.

In the first quarter 2004, we acquired eMachines, Inc., a privately-held PC distributor. In connection with the transaction, there have been significant changes in Gateway’s business model and management team. Working through integration issues has been complex, time-consuming and expensive. Although the majority of the integration tasks had been completed by the end of 2004, some of the significant challenges we may continue to face include:

•	The continued integration of our procurement, logistics, distribution channels, and customer service operations, including coordinating and combining administrative, manufacturing, facilities and relationships with third-parties while maintaining adequate standards, controls and procedures could result in short-term disruptions which could affect delivery schedules and estimated arrival dates. This could in turn affect our ability to acquire or maintain customer relationships;

•	Consolidating our corporate IT infrastructure, including the implementation of an integrated information management system to support improved productivity, inventory and forecasting management and lower costs, as well as order capture and customer service applications;

•	Demonstrating to customers and resellers that the change in our business model will not result in adverse changes in service standards or business focus or in coordinating sales, marketing and distribution efforts (i.e., channel conflict); and

•	Integrating cultures and management structures, maintaining employee morale and retaining key employees.

While we believe the combined operations of Gateway/eMachines creates a much stronger organization, there is no assurance that management will be able to successfully address these risks and uncertainties. Failure to do so could result in some or all of the benefits of the acquisition being delayed or not realized at all and would negatively impact our financial position and results of operations.

The PC industry is extremely competitive and pricing pressures have harmed our gross margins and challenge our ability to maintain or return to profitability.

Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry and lost market share until recently. We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products to market quickly. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices of our PCs will continue to decline, although this may be partially offset by an increased product mix of relatively higher priced notebook PCs, Gateway branded PCs in Retail and thin film transistor or liquid crystal display monitors. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Convergence/non-PC products. To the extent we are unable to maintain or grow our market share and maintain or improve our gross margins, our revenues and business prospects would be adversely affected.

Reliance upon third-party patents and intellectual property licensing could limit our ability to innovate and exposes us to actual and potential litigation.

There is no assurance that we will continue to have access to existing or new third-party technology for use in our products. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe that based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses would be available on acceptable terms. If we or our suppliers are unable to obtain such licenses, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties’ protected technology.

Because of technological changes in the PC industry and the convergence of PCs with non-PC products, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon existing patents of others. For example, we are a party to various lawsuits and claims, including assertions of patent infringements and intellectual property-related administrative proceedings that arise in connection with our business including disputes with, among others, affiliates of Hewlett-Packard Company and Lucent Technologies, Inc. Although intellectual property-related lawsuits and claims have not historically had a material adverse effect on our consolidated financial position, operating results or cash flows, we cannot predict the outcome of these matters with certainty. Some of these lawsuits allege substantial damages and also seek injunctive relief to stop us from selling products alleged to infringe patents of others. If such relief were granted, our business and results of operations would be materially adversely affected. In addition, responding to such claims, regardless of their merit, is time consuming, results in significant expenses, and diverts the attention of management and technical personnel.

We attempt to transfer the risk of inadvertent patent infringement to our original design manufacturers and suppliers via contract. We are not always successful in contractually transferring such risk to our original design manufacturers and suppliers, and even when we do so we may be unable to enforce their obligations or they may be unable to adequately defend any patent infringement claims against our PCs and Gateway-branded Convergence/non-PC products. If we are unable to impose upon our original design manufacturers and suppliers the costs of patent infringement claims, our future operating results and financial condition could be materially adversely affected.

Because one customer accounts for a substantial portion of our revenues, the loss of this customer would cause a significant decline in our revenues.

A single customer, Best Buy, accounted for approximately 23% of total revenues during 2004 and is expected to continue to be a significant customer in 2005. Although we constantly work to expand and diversify our customer base, reductions or terminations of product purchases by this customer or other major third-party retailers without an offsetting increase in new sales to other customers, would result in a substantial decline in our revenue and operating results.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect sales.

Our products are sold primarily through direct channels and third-party retail partners. Third-party retail sales expanded significantly in 2004 and are expected to continue to expand in 2005. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. If the financial condition of these retailers weakens or if they were to cease or significantly reduce the distribution of our products, Gateway’s business and financial results could be adversely affected. In addition, failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales would have a significant adverse impact on revenues.

War and the related political and economic uncertainties may adversely affect our operating results.

War and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of hostility could materially adversely affect demand for our products, disrupt our supply chain or customer fulfillment logistics or operations, resulting in an adverse impact on our future operating results and financial condition.

If we cannot reverse our continued net losses, the business could fail.

We have experienced net losses in the years ended December 31, 2002, 2003 and 2004 of $298 million, $515 million and $568 million, respectively. While our previously announced restructuring, transformation and integration costs are largely completed, continuation of significant net losses would materially adversely affect Gateway’s financial condition and cash flows.

If we fail to reverse continued negative cash flows, our cash available for operations will be adversely impacted.

Our cash and marketable securities balances have declined in 2004 from historically higher levels due to the eMachines acquisition, restructuring our company, expanding our Retail business, and other operating, investing and financing activities. We expect to incur approximately $79 million (approximately $50 million on a net basis after including proceeds from the sale of assets) in restructuring outlays associated with previously announced restructuring plans. If we are unable to reverse this negative cash flow, following completion of our cash outlays in 2005 from previously announced restructuring plans, we will continue to have declining cash and marketable securities balances. While we believe we will have sufficient cash and financial flexibility to meet our operational cash needs, if we are unable to maintain sufficient liquidity, our future results of operations and financial condition will be adversely impacted.

If we fail to attract new customers and/or retain our existing customers, our operating results will be adversely impacted.

The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new prospects and repeat customers through our various marketing channels, including our website, our telephone call centers, our professional sales force and our third-party retail partners, and then convert these interactions into sales transactions. Our ability to successfully bid on future public sector business could be negatively impacted if we fail to perform under any of our existing public sector contracts. Furthermore, some of our third-party retail partners have started, or we expect that they will start, selling private label PCs at competitive prices. These sales have the potential to adversely affect our market share. If we do not achieve increased transaction volume, our ability to grow and become profitable will be adversely impacted.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability.

We are implementing a new enterprise resource planning system, as well as order capture and customer service applications, and continue to develop and modify certain of our systems. Given our ongoing systems integration work, portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce system errors. In particular, in connection with the eMachines’ integration, we have implemented and will continue to implement new information systems to support the combined business and to replace certain separate information systems previously used by eMachines and Gateway. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming, and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

We are dependent on manufacturing and services provided by a limited number of third parties and failure to properly manage these relationships could significantly impact our results of operations.

We are dependent upon third-party providers of manufacturing and support services. We outsource all of our manufacturing operations, service and support functions, and some administrative and operational services to third-party providers under contract. One of the third-party providers of service and support functions is partly-owned by Gateway and controlled by a member of Gateway’s senior management team. See Note 15 to the consolidated financial statements for additional information. Although we have partnered with certain vendors, we have no assurance that business interruptions will not occur or that these third-parties will meet the needs of our business. If we are unable to properly manage our partnerships with these third-party providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations or if we are not able to manage conflicts of interest inherent in related party transactions, our results of operations could be adversely impacted.

We require a high volume of quality products and components for our PC and Convergence/non-PC offerings, substantially all of which are obtained from a limited number of original design manufacturers and suppliers. In some circumstances we maintain single or dual-source vendor relationships, such as with Microsoft for operating system products and Intel and AMD for PC microprocessors. If the supply of a key material product or component is delayed or curtailed, our ability to ship the related product in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks in some cases by maintaining insurance to protect ourselves against loss of profits due to a vendor’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply where appropriate and by using reputable and reliable vendors. However, even where multiple vendors are available, we may source from a single vendor to take advantage of volume discounts, for product technical characteristics or quality reasons, or to maintain access to certain key components that are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another original design manufacturer or supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable new or additional production with such original design manufacturers or suppliers could result in delays and possible reduction in net sales. To minimize some of these risks, we monitor the financial status of certain key original design manufacturers and suppliers, assess the likelihood of disruption to the supply of products or components and establish in advance a plan to migrate to an alternative supplier, if necessary. We believe one of our key original design manufacturers is currently facing near to medium term liquidity issues. We continue to monitor the status of this original design manufacturer’s liquidity and financial strength and a back up and migration plan is being established in the event supply sourcing may need to be diverted in 2005. However, there can be no assurance that such back up and migration plans for any key original design manufacturer or supplier that experiences financial instability would prevent delays or curtailments of deliveries of key products or components, which could adversely affect our future operating results and financial condition.

Industry consolidation also impacts our supply chain. Many of our competitors obtain products or components from the same original design manufacturers and suppliers that we utilize. Our competitors may obtain better pricing and other terms, more favorable allocations of products and components during periods of limited supply, and could limit our ability to engage in relationships with certain original design manufacturers and suppliers. In addition, certain of our original design manufacturers and suppliers may decide in the future to not continue conducting business with us. Any of these actions by our competitors, original design manufactures or suppliers could adversely affect our future operating results and financial condition.

Our reliance on third-party suppliers of key products and components exposes us to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of our products and services.

While outsourcing arrangements may lower our product and operating costs, they also reduce our direct control over production and distribution. If we are unable to ship our products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues arise due to faulty products or components manufactured by third-party suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including timely delivery to our primary ports of Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations is disrupted by economic, business, environmental, political, medical, military, or terrorist events, Gateway’s operations and financial condition could be adversely affected. In addition, we may experience production and financial difficulties if any of our significant third-party suppliers suffer financial instability. This includes our likely inability to obtain reimbursement for prepaid warranty costs from certain original design manufacturers, should their financial condition deteriorate. Should such third-party suppliers fail to either produce or deliver products as scheduled or to provide prepaid warranty coverage, our operations and financial condition may be adversely affected.

Reduced availability of consumer financing from third-party financing providers could adversely affect revenues.

During 2004, third-party financial institutions provided financing of approximately 26% of our Direct segment net sales on a non-recourse basis (apart from certain fraud sharing arrangements) to Gateway. While we attempt to diversify our relationships with financing providers, reduced availability of financing generally or tightening in consumer credit policies from our third-party financial providers could materially and adversely affect the amount of our Direct net sales. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by alternative sources, we may experience a decrease in consumer direct net sales from levels we might otherwise achieve.

Public perception regarding Internet security and online privacy could adversely affect our revenues and fraudulent customer activities perpetrated online could result in losses.

Customer concerns over the security of transactions conducted on the internet or the privacy of user information may inhibit the growth of our web sales. To transmit confidential information, such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our information systems infrastructure and that of our service providers may be vulnerable to viruses, other harmful code or harmful activity transmitted over the internet. While we proactively search and protect against intrusions into our infrastructure, a virus, other harmful code or harmful activity could cause a service disruption.

Even though historical losses related to fraudulent customer activities have been minimal, we bear some of the financial risk from products or services purchased through fraudulent payment methods. We have implemented a number of anti-fraud measures, but a failure to adequately control fraudulent methods of payment could adversely affect our operations and financial results.

Failure to develop and introduce new and technologically advanced products in an industry characterized by short product life cycles could adversely affect our growth and efforts to return to profitability.

Our business model depends on bringing new and innovative products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to successfully forecast product demand, training of sales and support personnel, and customer acceptance of new technology. If we are unable to successfully forecast demand for new products, we may not properly manage our inventory levels and may have increased exposure to supply shortages, product obsolescence and other supply-related risks.

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

By distributing many of our products directly to our customers, prior to our acquisition of eMachines and its third-party retail relationships, we historically have avoided the need to maintain high levels of finished goods inventory. This minimized costs and allowed us to respond more quickly to changing customer demands and reduced our exposure to the risk of product obsolescence. As we increase sales volume into third-party retail channels, managing our inventory effectively has become increasingly important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. In addition, we maintain certain component products in inventory for servicing our products. If we are not successful in forecasting component or product demand, we could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write downs, which in turn could result in lower gross margins. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. Although we believe our inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that we will not incur significant additional inventory and related charges.

The failure to attract, retain and motivate key personnel could have a significant near-term adverse impact on our operations.

Our ability to retain and attract key personnel has been impacted by significant turnover in senior management during the first half of 2004 as a result of the integration of Gateway and eMachines, the relocation of our corporate headquarters in September 2004, and the closure of our facility in Sioux Falls, South Dakota and the closure of our manufacturing operations in North Sioux City, South Dakota in the second half of 2004. In addition, our ability to motivate employees and maintain employee morale during our transformation may be further adversely impacted by workforce reductions last year, from about 7,400 at the time the eMachines acquisition was announced to approximately 1,900 employees at the end of 2004. As a result of these workforce reductions, manpower in certain areas may be constrained, which could lead to disruptions in operations, customer care and certain corporate administrative functions over time. In addition, if we are unable to maintain and develop our infrastructure over time, including an optimal workforce size, while reducing costs, we could experience disruptions in operations, which could have a significant adverse financial impact. There can be no assurance that we will continue to successfully retain or attract the management we need, or be able to maintain an optimal workforce size. The inability to retain or attract such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. that could be adversely affected by changes in the political or economic stability of those countries or the U.S., which could increase our cost of operations.

We have outsourced a substantial portion of our manufacturing operations to countries in Asia. A significant change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. While our contract obligations are typically in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. We also have outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Unforeseen environmental costs could impact our future earnings.

Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. We also could face significant costs and liabilities in connection with product take-back legislation, which provides customers the ability to return product at the end of its useful life and places financial and other responsibility for environmentally safe collection, recycling, treatment and disposal with Gateway. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”), although extensions were granted in some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. Similar laws and regulations have been or may be enacted in other regions, including in the United States, China and Japan. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

With the shift to third-party retail, we are increasingly subject to seasonality which can make it difficult to forecast results of operations and anticipate near term developments.

Gateway’s operating margins vary among products, distribution channels and the seasonal buying habits of our customers. In addition, due to the increasing percentage of revenues through our Retail segment as compared to our overall revenues, we expect seasonally higher revenues during the second half of the year, partially offset by stronger Professional sales in the second and third quarters. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales, as well as the time of the year. In addition, we typically experience an increase in sales activity near quarter-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at our manufacturing or logistics partners, can have significant adverse impacts on Gateway and our results of operations and financial condition.

Recent expansion into international markets exposes us to increased risks.

With the acquisition of eMachines, we are expanding sales of Gateway PCs and certain Convergence/non-PC products into international markets. While Gateway previously sold PCs in international markets and eMachines has been selling in international markets for several years, there can be no assurance that such markets will accept Gateway PCs and Convergence/non-PC products to the extent we expect. International sales are subject to certain inherent risks including unexpected changes in regulatory requirements and tariffs, including antidumping penalties, risks in hedging for foreign currency fluctuations for non-U.S. dollar sales, difficulties in managing foreign operations, longer payment cycles, problems in accounts receivable collections and potentially adverse tax consequences. For those international sales denominated in U.S. dollars, any strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services more expensive, thereby reducing the price-competitiveness of our products. Should any of these difficulties arise, our results of operations and financial condition could be adversely impacted.

Failure to accurately estimate and monitor our rebate-redemption rates could significantly impact results of operations.

From time to time we offer product rebates on purchases of certain of our PCs and Convergence/non-PC products. We use historical data to assist us in determining the percentage of customers who will claim these product rebates. We must estimate future product rebate redemptions to price our products effectively. If we experience an unexpected increase in rebate redemption rates, then the effective average selling price of our products would be reduced below the level we anticipated and our net revenues and gross margins would decline, thereby adversely impacting our results of operations.

A substantial portion of our customer care services are provided by third-party service providers and we could experience additional costs and/or declines in customer satisfaction levels if we are unable to properly monitor and manage such providers.

We have consolidated our service and support providers and rely on such providers to provide warranty repairs and other customer and tech-support services to our customers. While such providers are required to maintain certain service levels, there can be no guarantee that such companies will provide our customers with the same high-level of service we otherwise would provide ourselves, which could result in additional corrective costs, lower customer satisfaction levels and declines in customer demand.

If we do not maintain our reputation and expand our name recognition, we may lose customers which would adversely impact our financial results.

Developing and maintaining awareness of our Gateway and eMachines brand names is critical to achieving widespread acceptance of our PC and Convergence/non-PC offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desirable products and services to customers and the effectiveness of our marketing efforts. Currently, third-party retailers are often our first points of contact with consumers and these retailers provide much of our product advertising as we reduce our internal spending on marketing. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If customers do not perceive our products to be of high quality, our brand names and reputation could be harmed, which could adversely impact our financial results.

Recent changes in accounting for equity compensation will adversely affect earnings and could affect our ability to attract and retain key employees.

We have historically used stock options as a component of our employee compensation program in order to align employee’s interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In March 2004, the FASB proposed changes to current accounting literature to require Gateway and other companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. A final statement issued by the FASB during the fourth quarter of 2004 requires that companies record these additional expenses directly on the income statement effective for interim periods beginning after June 15, 2005. This will affect our future earnings per share and could limit Gateway’s willingness to use equity-based compensation plans, which could affect our ability to attract and retain employees.

Item 2.    Properties

The following are Gateway’s principal administrative and sales offices, operational facilities, and support and training centers in the following locations:

Facilities	Square Footage	Owned or Leased	Description / Property Use	Segment Use

Irvine, California	98,000	Leased	Corporate headquarters	All segments

Irvine, California	147,000	Leased	Warehouse and office space	All segments

Kansas City, Missouri	70,000	Owned	Administrative; sales; customer support center	All segments

North Sioux City, South Dakota	189,000	Owned	Customer sales and support center; training center; administration; and warehouse space	All segments

North Sioux City, South Dakota	15,000	Leased	Records Storage	All segments

We are actively seeking to sublease approximately 100 remaining retail locations throughout the United States, as a result of the closure of all of our retail stores in April 2004. We also continue to actively market for sale or sublease warehouse, office and distribution facilities in Lake Forest, California; Poway, California; San Diego, California; Lakewood, Colorado; Kansas City, Missouri; North Sioux City and Sioux Falls, South Dakota; and Hampton, Virginia.

We believe that our administrative and sales offices, operational facilities, and support and training centers, will be adequate for our business needs in the foreseeable future.

Item 3.    Legal Proceedings

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents to its infringement claims and to delete three other patents from its infringement claims. As a result of the actions addressed below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. No trial date has been set.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6,

2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case. A one week trial is set to commence on March 21, 2005.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5, 737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court, Southern District of Texas. No schedule for the trial has been set.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. A one week trial is scheduled to commence on May 23, 2005, set before the same administrative law judge presiding over the HPDC and HP ITC action.

Also, on July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court in the Eastern District of Texas, by Amiga Development LLC, a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Gateway’s Chairman of the Board. The complaint filed by Amiga alleges that HP is infringing three patents owned by Amiga. No trial date has been set.

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. As noted above, the dispute over these four patents has been consolidated with the HPDC v. Gateway matter pending in the Southern District of California, described above.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and which was subsequently transferred to the United States District Court in the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and has conducted 25 days of hearings to date. The three actions, which have been consolidated for all purposes but trial, are currently set for trial in October 2005, but it is expected that the trial will be reset into 2006.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or recision relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. A dispositive motion filed by the defendants was heard and denied by the Court in August 2004. It is anticipated that further dispositive motions on behalf of the defendants will be heard and ruled upon by the Court prior to trial. The Court has set a trial date for September 19, 2005.

Intergraph Hardware Technologies Company v. Dell, Inc., Hewlett-Packard, Inc. & Gateway, Inc. was a suit filed in December 2002 alleging Gateway had infringed three patents related to cache memory. A settlement on this matter was reached on May 12, 2004 that involved a cash payment by Gateway to Intergraph.

Gateway’s management believes the company has sufficiently reserved for matters where a loss is probable and reasonably estimable and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of Gateway’s products and, in either case, its operating results could be materially adversely affected.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Gateway common stock is listed on the New York Stock Exchange under the trading symbol “GTW”. The following table sets forth the quarterly high and low price per share for our common stock as quoted at the close of trading on such date in 2004 and 2003:

	High	Low
2004:
1st quarter	$5.98	$4.00
2nd quarter	$6.62	$3.64
3rd quarter	$4.95	$3.72
4th quarter	$6.92	$4.74
2003:
1st quarter	$3.46	$2.02
2nd quarter	$3.99	$2.19
3rd quarter	$6.85	$3.55
4th quarter	$6.79	$4.11

Holders of Record

As of March 1, 2005, there were 5,090 holders of record of our common stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

Dividends

Gateway management believes the best use of cash is to fund internal growth and for general corporate purposes. As a result, we have not declared any cash dividends on our common stock since it was first publicly registered and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under our new credit agreement, we would be prohibited from paying dividends on our common stock in the event of default (as defined in the credit agreement), including the failure to maintain at least $150 million of unrestricted cash and cash equivalents.

Gateway was obligated to pay dividends on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) at the annual rate of 2.92%, payable quarterly, and on our Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) at the annual rate of 1.5%, payable semi-annually. In December 2004, Gateway retired our Series A Preferred Stock and Series C Preferred Stock entirely, and therefore, we will not be paying these dividends in the future.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Gateway of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004:

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	0	0	0	0
November 1-30, 2004	0	0	0	0
December 1-31, 2004	2,725,026	$5.785	0	0

Total	2,725,026	$5.785	0	0

In addition, on December 22, 2004, Gateway repurchased from America Online, Inc. all of the outstanding Series A and Series C Preferred Stock plus 2.7 million shares of common stock for an aggregate purchase price of $315.6 million, which was based on a negotiated discount to the $5.54 closing price for Gateway common stock on October 18, 2004. For accounting purposes, the value assigned to the common stock purchased in this transaction was based on the average price per share of Gateway common stock as of December 22, 2004.

Item 6.    Selected Consolidated Financial Data

The following historical data was derived from our audited consolidated financial statements. This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page 41 of this Annual Report on Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 24 of this Annual Report on Form 10-K. The information below is not necessarily indicative of the results of future operations.

	For the years ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data (in thousands, except per share data):	(a)
Net sales	$3,649,734	$3,402,364	$4,171,325	$5,937,896	$9,252,083
Income (loss) before cumulative effect of change in accounting principle	$(567,618)	$(514,812)	$(297,718)	$(1,007,211)	$250,481
Net income (loss) (b)	$(567,618)	$(514,812)	$(297,718)	$(1,031,062)	$238,630
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.31)	$(1.62)	$(0.95)	$(3.12)	$0.78
Diluted	$(1.45)	$(1.62)	$(0.95)	$(3.12)	$0.75
Net income (loss) per share:
Basic	$(1.31)	$(1.62)	$(0.95)	$(3.19)	$0.74
Diluted	$(1.45)	$(1.62)	$(0.95)	$(3.19)	$0.72

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data (in thousands):
Cash and marketable securities	$643,509	$1,089,037	$1,066,721	$1,166,054	$614,070
Total assets	$1,771,787	$2,028,438	$2,509,407	$2,986,857	$4,180,645
Long-term obligations, net of current maturities	$300,000	$—	$—	$—	$2,548
Series C redeemable convertible preferred stock	$—	$197,720	$195,422	$193,109	$—
Stockholders’ equity	$245,037	$722,018	$1,246,518	$1,565,084	$2,377,486

(a)	Results for 2004 reflect the inclusion of eMachines’ activity subsequent to March 11, 2004.
(b)	Net income (loss) includes certain restructuring, transformation, integration and other charges of $478 million, $192 million, $99 million, $1.1 billion and $246 million for 2004, 2003, 2002, 2001 and 2000, respectively.

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

This Report contains certain non-GAAP financial information, including disclosure of the portion of the company’s SG&A, gross margins and net loss relating to, or affected by, certain restructuring charges, transformation expenses and integration expenses. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze Gateway’s baseline performance before charges and expenses that are considered by management to be outside of Gateway’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating Gateway’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

The discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has offered award-winning PCs and related products to consumers, businesses, government offices and schools. With the acquisition of eMachines on March 11, 2004, we significantly enhanced our ability to compete and gained greater access to a third-party retail distribution network.

We manage our business along our business unit operating segments: Direct (previously Consumer), Professional, Retail and International. Our strengths revolve around our strong name recognition, our technologically advanced product lines, and our ability to maneuver quickly in the rapidly changing PC and consumer electronics industries.

Fiscal 2004 was a year of significant activity and transition for the Company. Some of the key developments and achievements for 2004 include:

•	Acquisition of eMachines—On March 11, 2004, we completed our $262 million acquisition of eMachines, Inc., one of the most efficient PC companies in the U.S., with a significant presence in third-party retail. This acquisition combined Gateway’s Direct and Professional businesses, product leadership, brand equity, scale and strong cash position with eMachines’ low cost structure, value PC market strength, third-party retail network, and growing international presence. As of December 31, 2004, Gateway was the third largest PC company in the United States and among the top 10 worldwide according to preliminary data from International Data Corporation.

•	New management team—Upon completion of the eMachines acquisition, eMachines’ chief executive officer, Wayne R. Inouye, became Gateway’s chief executive officer and president and a new executive leadership team was named that included Gateway executives, eMachines’ executives and other industry leaders. This management team immediately began a comprehensive review of all aspects of the combined company’s business, identifying and pursuing opportunities to restructure, reduce costs and expand the business.

•	Change in our distribution model—On April 9, 2004, we closed our remaining 188 Gateway-branded retail stores. Much of the revenue lost through store closures has now been replaced by sales through other channels, in particular sales of Gateway branded PCs in third-party retail beginning in the second half of 2004.

•	Expansion into retail and international—During the second half of 2004, we successfully introduced Gateway desktop and notebook PCs into major retailers in North America. By years-end, in addition to eMachines-branded PCs, Gateway-branded PCs were available at retailers such as Best Buy, CompUSA, Costco, Office Depot and Micro Center in the United States as well as Future Shop and Best Buy in Canada. In addition, Gateway branded PCs were available in Circuit City stores beginning in January 2005. We also expanded the international distribution of eMachines’ PCs in Mexico and Gateway PCs in Japan.

•	Efforts to simplify our products—We reviewed our product lines to strengthen our position in the competitive PC industry and reduced the number of PC platforms utilized across product lines and improved the use of certain common parts. These actions have and should continue to facilitate component-cost reductions and more cost-effective after-sale customer support.

•	Consolidation of our suppliers—We consolidated our supply base, ceased our Gateway-owned manufacturing operations and transitioned PC manufacturing to key original design manufacturers. These actions cut desktop PC material costs by an estimated 7% during the second half of 2004. We have also consolidated our service and support relationships across the former Gateway and eMachines’ service provider network, combining best-in-class processes and providers from both companies to further drive business efficiencies.

•	Efforts to simplify our processes—We simplified and realigned our organization to allow greater focus on front-line selling and better sharing of common resources. We relocated our corporate headquarters from Poway, California to Irvine, California and, by year-end, our integration with eMachines was largely complete. Our employee base now stands at approximately 1,900 employees compared with approximately 7,400 at the time the eMachines merger was announced.

•	Introduction of new products—During the third quarter we introduced the industry’s first BTX desktop which optimizes Intel’s BTX architecture with an innovative design that we believe makes our high-

performance PCs considerably cooler and quieter than other PCs on the market. Other significant new product developments include our new thin and light industrial design laptops, a new LTO3-based tape autoloader storage system to enhance mission-critical data backup capacity, an MP3 Photo Jukebox and a Media Center PC designed to take advantage of Microsoft’s new Windows XP Media Center Edition 2005 operating system.

•	Repurchase of Preferred Stock and Convertible Note Offering—During the fourth quarter of 2004, we repurchased from America Online, Inc. our outstanding Series A and C Preferred Stock with a par value of $400 million plus 2.7 million common shares, for $315.6 million in cash and credits. This repurchase produced a one-time gain to our common shareholders of approximately $100 million. In connection with this transaction, we secured a $200 million credit facility with a major financial institution and generated approximately $291 million in net cash proceeds through the private placement of senior convertible notes due in 2009 and 2011, thereby providing additional capital and operating flexibility for 2005.

By year-end, the Q1 2004 restructuring plan was largely complete. In addition, the fourth quarter net loss of $7 million was the smallest net loss in 12 quarters. The shift to a retail distribution model and the increased percentage of retail sales to total sales contributed to an erosion of fourth quarter gross margin from 15% in 2003 to 9% in 2004.

We continue to face a variety of challenges and opportunities inherent within the PC and consumer electronics industries which are characterized by rapid change, evolving customer demands and intense competition. Key challenges include our ability to increase demand for products, our ability to further integrate with the eMachines infrastructure and simplify our business, lower costs, manage our manufacturing suppliers, customer service and administrative relationships, anticipate changing customer demands, and maintain and grow PC market share (reversing direct channel market share declines) in the face of intense competition. See additional discussion in “Factors That May Affect Gateway’s Business and Future Results.”

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

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through our store network, was recognized as the services were provided. Revenue from Internet services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We disputed AOL’s retroactive adjustment and reached a settlement in November 2004 for $2.5 million related to the contested period and an additional $1.6 million for subsequent periods through 2004. This was recognized as revenue in 2004. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale, net of amounts due to the third-party. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. If actual returns exceed estimated returns or if actual rebate redemptions exceed estimates, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made. Gateway also records reductions to revenue for estimated commitments related to other customer and sales incentive programs. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered, which would affect earnings in the period the adjustments are made.

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 30% of accounts receivable, net, as of December 31, 2004 and 23% of consolidated net sales for the year ended December 31, 2004

Inventory Valuation

The business environment in which Gateway operates is subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or net realizable value. We perform an assessment of inventory each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. Gateway may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates, which would affect earnings in the period the write-downs are made.

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

Taxes on Earnings

Gateway records a tax provision or benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback historical losses, cumulative losses in recent years, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. If we determine that it is more likely than not that our net deferred tax assets will be realized, our valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Litigation

Gateway is currently involved in certain legal proceedings (see Note 5). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

Non-Amortized Intangible Assets Including Goodwill

On March 11, 2004, Gateway acquired eMachines, a privately-held PC company, in a transaction valued at approximately $262 million. The acquisition combined Gateway’s Professional and Consumer (now called “Direct”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, and international presence. These factors contributed to a purchase price in excess of the fair value of eMachines’ net tangible and intangible assets acquired and, as a result, Gateway recorded goodwill of $156 million. Gateway also recorded $50 million in intangible assets related to the eMachines tradename. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicated an event of impairment may exist. Our fourth quarter review process utilizes the income method to estimate fair value based on a discounted future cash flow approach that relies on estimates about Gateway’s future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on Gateway’s weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. Our fourth quarter of 2004 assessment supported the conclusion that no non-amortized intangible asset, including goodwill, impairment existed as of December 31, 2004.

Results of Operations

The following table summarizes Gateway’s consolidated results of operations and net sales for the past three years (in thousands):

	2004	Percentage Change	2003	Percentage Change	2002
Net sales	$3,649,734	7.3%	$3,402,364	(18.4%)	$4,171,325
Gross profit	$307,072	(33.8%)	$463,564	(18.1%)	$566,205
Percentage of net sales	8.4%		13.6%		13.6%
Selling, general and administrative expenses	$909,050	(6.7%)	$974,139	(9.6%)	$1,077,447
Percentage of net sales	24.9%		28.6%		25.8%
Operating loss*	$(601,978)	17.9%	$(510,575)	(0.1%)	$(511,242)
Percentage of net sales	(16.5%)		(15.0%)		(12.3%)
Net loss	$(567,618)	10.3%	$(514,812)	72.9%	$(297,718)
Units shipped	3,530	69.7%	2,080	(24.2%)	2,745

*	Includes $478 million, $192 million and $99 million in 2004, 2003, and 2002, respectively, of restructuring, transformation and integration charges. See the “Restructuring Activities” section below for additional information.

Net Sales

2004 vs. 2003

The 2004 increases in net sales and PC unit shipments are primarily due to the contribution of eMachines’ PC unit sales subsequent to March 11, 2004 and expansion of the availability of Gateway products into third party retail offset by declines in Gateway PC sales resulting from the closure of our retail stores on April 9, 2004. The stores previously contributed, on average, approximately $300 million in net sales per quarter. During the second half of 2004, we greatly expanded the availability of Gateway products through third party retail partners and expanded the availability of both Gateway and eMachines’ products internationally. Unit sales growth significantly outpaced net sales growth due to the lower average selling price on eMachines’ PCs as compared with Gateway PCs, with overall average selling prices declining to $801 in 2004 compared to $1,181 in 2003. Our fourth quarter 2004 PC market share was approximately 6.2% as compared with approximately 3.4% for the fourth quarter 2003, based on preliminary unit sales data from International Data Corporation.

Assuming the acquisition of eMachines had occurred on January 1, 2003, pro forma net sales for 2004 would have been $4.0 billion as compared with $4.5 billion of pro forma net sales in 2003 (see Note 10 to the financial statements). The 2004 decline on a pro forma basis is primarily due to the closure of the Gateway retail stores in April 2004 partially offset by significant growth in eMachines’ sales in 2004 as compared with 2003.

See “Segment Results” below for further discussion of unit and net sales performance on a segment basis.

2003 vs. 2002

Net sales declined 18% in 2003 to $3.4 billion as compared with $4.2 billion in 2002. We shipped 2.1 million PC units in 2003 as compared with 2.7 million PC units in 2002, a decrease of approximately 24%. The 2003 decline in PC unit shipments and net sales primarily resulted from the closure of 82 Gateway-branded retail stores in the first quarter of 2003, competitive pricing and general market share loss. Our fourth quarter 2003 PC market share was approximately 3.4% as compared with approximately 5.5% for the fourth quarter of 2002, based on unit sales data from International Data Corporation.

Major Product Groups

The following table summarizes Gateway’s net sales by major product or service group for the past three years, with certain 2003 and 2002 amounts recast to conform to 2004 presentation (in thousands):

	2004	As %	2003	As %	2002	As %
Desktops	$1,982,141	54.3%	$1,648,553	48.4%	$2,599,697	62.3%
Mobiles	790,159	21.7%	754,857	22.2%	731,406	17.5%
Servers and other	54,474	1.5%	53,449	1.6%	52,142	1.3%

Total personal computers (PC)	2,826,774	77.5%	$2,456,859	72.2%	$3,383,245	81.1%
Convergence/non-PC	822,960	22.5%	945,505	27.8%	788,080	18.9%

Consolidated net revenues	$3,649,734		$3,402,364		$4,171,325

On a product basis, net sales of PCs increased in 2004 due to the addition of eMachines PC unit sales subsequent to March 11, 2004 offset by declines in Gateway PC sales due to the closure of the retail stores in April and lower average selling prices, as well as market share losses in the Professional segment. Net sales of Convergence/non-PC products declined in 2004 due primarily to the closure of our retail stores partially offset by excess Convergence/non-PC product inventory sales associated with the store closures. To date, Gateway has not transitioned sales of Convergence/non-PC products to third-party retail to the same extent as its PC products. Convergence/non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet access, plasma and LCD TVs and digital music players and enterprise system and networking products and services.

In November 2004, Gateway entered into an agreement with a third-party service plan administrator to sell extended service plans on Gateway products on behalf of that administrator and its affiliates. Revenues on extended service plan sales made on behalf of this service provider are recognized net of amounts due to the provider at the time of sale. Gateway previously provided its own extended service plans and revenues on such plans were deferred and recognized over their lives.

Convergence/non-PC net sales increased in 2003 as compared with 2002 primarily due to considerable market acceptance of Gateway’s digital television products and the introduction of several consumer electronics products in 2003.

Gross profit

2004 vs. 2003

As a percentage of net sales, gross profit declined to 8.4% in 2004 as compared with 13.6% in 2003. This significant decline in gross profit is primarily due to the significant shift in sales mix from Gateway-owned retail stores in 2003 to third-party retail sales in 2004 and lower-priced eMachines-branded PCs, coupled with reduced

2004 sales of higher-margin Convergence/non-PC products. Third-party retail, with margins typically well below Direct and Professional channel margins, accounted for 41% of total net sales in 2004 as compared with approximately 6% in 2003. Convergence/non-PC sales accounted for approximately 67% and 80% of gross profit dollars during 2004 and 2003, respectively, assuming no allocation for restructuring, transformation and integration charges.

Additional factors impacting 2004 gross profit include restructuring, transformation and integration charges of $86 million (approximately 2.4% of net sales) as compared with $63 million (approximately 1.9% of net sales) in 2003, higher rebate redemption rates during the spring and summer of 2004, the effect of excess inventory sales at reduced margins stemming from the closure of our retail stores in April 2004 and settlement of a patent infringement claim during the first quarter.

Cost of goods sold in 2004 includes approximately $42.5 million paid to one of our third party outsource providers of call center, technical support and related services. We have an approximate 17% interest (on an as-converted basis) in this vendor, with the balance held by a member of Gateway’s senior management team, who joined Gateway in March 2004 after the eMachines acquisition.

2003 vs. 2002

As a percentage of net sales, gross profit for 2003 remained consistent with 2002 at 13.6%. During 2003 and 2002, we recorded charges of $63 million (approximately 1.9% of net sales) and $16 million (approximately 0.4% of net sales), respectively, in cost of goods sold related to the closure of certain sites, severance obligations and transformation activities. For 2003, these charges were offset by $260 million in cost of goods sold reductions largely passed through to customers through competitive pricing, a shift in sales mix from lower-margin PCs to higher margin Convergence/non-PC products and a $9 million margin benefit stemming from favorable developments on a then-potential patent infringement claim. Convergence/non-PC sales accounted for approximately 80% and 58% of gross profit during 2003 and 2002, respectively, assuming no allocation of the $63 million restructuring and transformation charges.

Selling, General and Administrative Expenses

2004 vs. 2003

SG&A expenses totaled $909 million in 2004 (approximately 24.9% of net sales) compared to $974 million in 2003 (approximately 28.6% of net sales). This includes restructuring, transformation and integration charges of $392 million (approximately 10.7% of net sales) and $128 million (approximately 3.8% of net sales) in 2004 and 2003, respectively. See “Restructuring Activities” below for further information concerning the 2004 and 2003 restructuring activities.

Excluding restructuring, transformation and integration charges, SG&A expenses totaled $517 million (approximately 14.2% of net sales) and $846 million (approximately 24.9% of net sales) in 2004 and 2003, respectively, a decline of approximately 39% in 2004. The decline in SG&A reflects the closure of our retail stores and other facilities (approximately $55 million), rationalization of headcount costs (approximately $88 million), lower depreciation on IT and fixed assets (approximately $75 million) and reduced direct marketing costs associated with the shift to third-party retail and other cost-savings programs (approximately $111 million).

2003 vs. 2002

SG&A expenses totaled $1.0 billion in 2003 compared to $1.1 billion in 2002. The decline in SG&A was due to approximately $150 million in SG&A savings realized through store closures, headcount reductions, marketing efficiencies and other programs, partially offset by a $45 million increase in restructuring and transformation charges in 2003 compared to 2002. The 2003 SG&A restructuring and transformation charges included $96 million related to the closure of certain sites, severance obligations and the write down of capital assets, including the abandonment of certain information technology projects, and $33 million representing transformation and outsourcing costs.

Restructuring Activities

We have engaged in several restructuring efforts during the past three years, including actions related to the closure of our Gateway-branded retail stores, outsourcing of certain processes, workforce reductions and plant closures. We have also incurred costs in connection with certain transformation efforts and our integration with eMachines in 2004. See also Note 14 to the consolidated financial statements. The following table summarizes restructuring, transformation and other charges recorded by Gateway, by income statement classification, for the past three years (in thousands):

	2004	2003	2002
Restructuring:
Cost of goods sold	$74,735	$60,858	$15,604
Selling, general and administrative	336,888	95,937	83,043

Total	$411,623	$156,795	$98,647

Transformation and Other:
Cost of goods sold	$11,251	$2,393	$—
Selling, general and administrative	54,816	32,557	—

Total	$66,067	$34,950	$—

2004

First Quarter 2004 Plan (“Q1 2004 Plan”)—During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce and consolidate facilities. Charges of $397 million ($72 million in cost of goods sold and $325 million in selling, general and administrative expenses) were recorded in 2004 relating to these actions. The significant restructuring actions related to the Gateway retail stores were initiated in the first quarter of 2004 and substantially completed by the end of the second quarter of 2004. All but approximately $7 million of the planned first quarter 2004 restructuring, transformation and integration expenses have now been incurred.

In addition to the Q1 2004 Plan charges, we incurred $15 million ($3 million in cost of goods sold and $12 million in selling, general and administrative expenses) in charges associated with previous restructuring activities during 2004.

We also recorded $66 million ($11 million in cost of goods sold and $55 million in selling, general and administrative expenses) in 2004 in other expenses related to our transformation and integration with eMachines, including redundant costs associated with the reintegration of previously outsourced activities.

2003

Third Quarter of 2003 Plan (“Q3 2003 Plan”)—During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce our workforce and close certain facilities. Restructuring charges of $79 million ($48 million in cost of goods sold and $31 million in selling, general and administrative expenses) were recorded in 2003 to provide for these actions. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions continued through the second quarter of 2004.

First Quarter 2003 Plan (“Q1 2003 Plan”)—During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). We also continued our focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. Restructuring charges of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) were recorded during 2003 to provide for these actions. Included in the $69 million restructuring charge was $35 million primarily associated with retail stores that were closed during the first quarter of 2003. The significant restructuring activities were completed during the first quarter of 2003; however, payments largely representing ongoing store lease obligations are expected to continue through 2005.

In addition to the charges incurred for the Q1 2003 Plan and the Q3 2003 Plan, we recorded $9 million ($5 million in cost of goods sold and $4 million in selling, general and administrative expenses) in charges associated with previous restructuring plans. We also recorded $35 million ($2 million in cost of goods sold and $33 million in selling, general and administrative expenses) in 2003 related to our transformation into a ‘branded integrator’ and the outsourcing of certain shared-service functions.

2002

First Quarter 2002 Plan (“Q1 2002 Plan”)—During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail locations and other company sites. A pre-tax charge of $109 million ($16 million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded to provide for these actions. Included in the pre-tax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter.

In addition, we recorded an adjustment to reduce previously recorded charges pursuant to the Q3 2001 Plan by $10 million during the quarter ended March 31, 2002, primarily due to a higher than expected recovery on assets.

Operating Loss

2004 vs. 2003

Operating loss for 2004 totaled $602 million compared with $511 million in 2003. This reflects restructuring, transformation and other special charges discussed in the “Restructuring Activities” section above of $478 million and $192 million in 2004 and 2003, respectively. In addition to these substantial restructuring charges, the operating loss for 2004 also reflects gross margin percentage and dollar reductions, primarily due to the greater mix of third-party retail sales against a declining but still significant fixed cost base. The operating loss for 2003 resulted from declines in net sales compared to our fixed cost base and significant restructuring charges. Excluding such charges, operating loss declined by $195 million in 2004 from the prior year. The significant improvement in operating loss on this basis reflects the impact of the store closures, head count reductions, IT cost rationalization, marketing efficiencies and continued focus on overall SG&A cost savings throughout 2004.

2003 vs. 2002

Operating loss for 2003 totaled $511 million compared with $511 million in 2002. The operating loss in 2003 reflects $192 million in restructuring and other special charges discussed above compared with $99 million in 2002. The operating losses for 2003 and 2002 largely resulted from the relatively low PC unit volumes compared to the fixed cost base and restructuring charges.

Other Income, Net

Other income, net includes primarily interest income and expense and gains and losses from the sale of investments, foreign exchange transactions and extinguishments of liabilities. Other income was $20 million in 2004 as compared with $19 million in 2003. The slight increase is primarily due to a $7 million gain on the sale of certain extended service liabilities in the fourth quarter of 2004 offset by year-over-year declines in investment income due to the net liquidation of $491 million of marketable securities throughout 2004. We expect other income, net to be approximately breakeven for 2005 due to the interest and debt issue costs associated with the convertible debt offering completed in 2004.

Other income, net was $19 million in 2003, a decline from $35 million in 2002. The decrease in other income, net, for 2003 compared to 2002 is primarily due to the favorable renegotiation and settlement of a liability associated with our acquisition of a company in 1999 and gains on the disposition of certain equity portfolio holdings in 2002, partially offset by write-downs of strategic investments in that year.

Income Taxes

In 2004, we recorded a tax benefit of $14 million primarily representing the reversal of previously accrued tax liabilities resulting from certain tax authority settlements. An additional $19.8 million deferred tax liability related to the acquisition of eMachines was recorded through a charge to goodwill. This compares to tax expense of $24 million in 2003 primarily related to certain state income tax receivables and net deferred tax assets that were deemed not recoverable. We recorded a $178 million tax benefit in 2002 primarily reflecting the impact of 2002 losses related to our domestic operations.

Segment Performance

During the second quarter 2004 and in connection with the acquisition of eMachines, we formed two new operating segments, Retail and International, and realigned our historical operating segments, Direct (previously Consumer) and Professional. We also realigned the methodology used to allocate certain corporate overhead expenses to the operating segments. Our segment sales and operations are distinguished as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores which were closed on April 9, 2004;

•	Professional—includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers

•	Retail—includes sales through third-party retail channels, including eMachines subsequent to the March 11, 2004 acquisition and Gateway products beginning in the third quarter of 2004. It also includes activity by Gateway alone to certain third-party channel customers in 2003 and 2002;

•	International—includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Revenues from these segments are derived from sales of PC and Convergence/non-PC products and services. We evaluate segment performance based on sales and operating income and do not allocate assets, liabilities or other income, net for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment. Segment operating income (loss) excludes expenses managed outside the reporting segment, including corporate sales, general and administration expenses, depreciation and amortization and the restructuring, transformation and integration charges discussed in “Restructuring Activities” above.

The following table presents key segment performance indicators for the past three years, with 2003 and 2002 information recast for consistency with current presentation (in thousands):

	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Units:
Direct	490	(52.5)%	1,031	(39.2)%	1,695
Professional	813	(6.2)%	867	(11.5)%	980
Retail (including International)	2,227	1,130.4%	181	158.6%	70

Total units	3,530	69.8%	2,079	(24.3)%	2,745

Net Sales:
Direct	$1,049,526	(47.3)%	$1,991,053	(25.9)%	$2,686,677
Professional	1,114,493	(7.1)%	1,199,886	(13.8)%	1,392,683
Retail (including International)	1,485,715	602.7%	211,425	129.9%	91,965

Consolidated net revenues	$3,649,734	7.3%	$3,402,364	(18.4)%	$4,171,325

Operating income (loss):
Direct	$25,070	125.4%	$(98,546)	(43.0)%	$(172,934)
Professional	58,356	(25.6)%	78,397	(46.1)%	145,367
Retail (including International)	43,161	409.4%	8,473	63.7%	5,176

Segment operating income (loss)	$126,587	1,184.2%	$(11,676)	47.9%	$(22,391)
Non-segment expenses	(728,565)	46.0%	(498,899)	(2.1)%	(488,851)

Consolidated operating loss	$(601,978)	17.9%	$(510,575)	(0.1)%	$(511,242)

Direct

Direct (previously Consumer) segment unit and net sales declined in 2004 as compared with 2003 due to the closure of our retail stores in April 2004, slightly offset by store excess inventory sales primarily in the second and third quarters of 2004. The stores previously contributed an average of approximately $300 million in net sales per quarter. Direct unit and net sales declines in 2003 compared to 2002 were driven primarily by the closure of 82 retail stores in the first quarter of 2003 and decreases in desktop PC market share. The decrease in desktop PC market share was partly due to intense price competition in the low-end of the market and the Gateway strategy prior to the eMachines’ acquisition of offering higher margin, configurable systems which meet our customers’ needs for more powerful computers with digital convergence capability.

In 2004, third party financial institutions provided financing for approximately 26% of our consumer net sales.

Direct segment operating income improved substantially in 2004 due primarily to the closure of the retail stores and reduced marketing costs and other selling, general and administrative expenses. The improvement in direct segment operating results between 2003 and 2002 is due to the closure of 82 retail stores in 2003, growth in Convergence/non-PC product sales and gross margin dollars, certain cost of goods sold reduction initiatives and SG&A expense management, partially offset by declining PC product sales.

Professional

Professional segment unit and net sales declines in 2004 are primarily due to market share loss within the government and business sectors due to intense price competition, partially offset by the strong value proposition in the education market which brought market share gains to the Professional segment during the key second and third quarter buying season. The declines in professional segment net sales in 2003 were attributable to declines in average selling prices and PC unit shipments reflecting a decrease in PC market share, particularly within the government and education sectors in 2003.

The 2004 and 2003 declines in professional segment operating income are primarily the result of declining net sales and margins compared to the segment’s fixed cost base. Significant productivity improvement initiatives were implemented during the fourth quarter of 2004 which we believe will positively affect future performance.

Retail (including International)

The retail segment was created in the second quarter of 2004 as a result of the eMachines’ acquisition. The 2004 results reflect the inclusion of eMachines’ sales within this segment subsequent to March 11, 2004, and the growth of these sales in third-party retail in 2004, the expansion of Gateway-branded products into third-party retail channels during the second half of 2004, and the expansion of eMachines’ and Gateway products internationally.

Results for 2003 and 2002 reflect modest sales of Gateway products to third-party channel customers.

Non-Segment Expenses

Costs excluded from our operating segments primarily consist of general and administrative expenses that are managed on a corporate-wide basis, including restructuring, transformation and integration charges of $478 million, $192 million and $99 million for 2004, 2003 and 2002, respectively. See “Restructuring Activities” above.

Liquidity and Capital Resources

As of December 31, 2004, Gateway had approximately $644 million in cash and marketable securities as compared with $1,089 million at the end of 2003. Approximately $55 million was restricted cash at December 31, 2004, to provide for certain commitments and contingencies including $37 million in Standby Letters of Credit and Guarantees.

The following table presents selected financial statistics and information related to cash as of December 31 for the periods indicated (dollars in thousands):

	2004	2003	2002
Cash and marketable securities	$643,509	$1,089,037	$1,066,721
Net cash provided by (used in) operations	$(434,198)	$72,691	$(24,677)
Net cash provided by (used in) investing activities	$404,396	$(182,147)	$(235,208)
Net cash provided by (used in) financing activities	$63,673	$(7,046)	$(5,511)
Days of sales in accounts receivable (a)	30	22	17
Days inventory on hand (b)	19	14	8
Days in accounts payable (c)	51	51	27
Cash conversion cycle (d)	(2)	(15)	(2)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales.
(b)	Days inventory on hand measures the average number of days of inventory from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold.
(d)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Gateway used $434 million in cash in support of operations during 2004, including $271 million of net loss adjusted for non-cash items. Other significant factors affecting cash used in operations include a net increase in accounts receivable of $59 million (after giving effect for the $120 million in accounts receivable assumed through acquisition of eMachines) due to the shift in our business model from our former retail stores to third party retail and decreases in current and other liabilities of $209 million (including settlement of most of the $277 million in current liabilities assumed in connection with the eMachines’ acquisition), partially offset by declines in inventory and other assets of $104 million (after giving effect for the $153 million in inventory and other assets assumed through acquisition of eMachines). From an investing perspective, we generated proceeds of approximately $502 million through the liquidation of marketable securities and the sale of an idled facility and used $41 million in acquisition of eMachines, $22 million to settle a shareholder note payable and approximately $35 million in acquisition of capital assets. From a financing perspective, we generated a net $291 million through a $300 million convertible debt offering, $50 million through borrowings against our credit facility, and $12 million through employee stock option exercises while using $280 million to redeem the Series A and C Preferred Stock held by AOL and $9 million to pay preferred stock dividends.

Gateway generated $73 million in cash from operating activities in 2003, reflecting a $287 million income tax refund partially offset by $258 million of net loss adjusted for non-cash items. Other significant factors affecting cash provided by operations include a net increase in accounts receivable, inventory and other assets of $30 million (excluding the $287 million income tax refund) offset by a net increase in accounts payable, accrued and other liabilities of $74 million. The increase in accounts receivable was driven by an increased mix of professional sales. The increase in inventory was driven by the increased level of products stocked in the retail store network as well as transitional inventory for outsourcing of operational fulfillment processes, while accounts payable increased in connection with new supply and manufacturing agreements. We used approximately $73 million in cash for capital expenditures and $530 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $401 million, while generating $20 million in proceeds from a note receivable. We also used $9 million to pay preferred dividends and generated $2 million through stock option exercises.

For 2002, we used $25 million of cash to support operations, including $197 million of net loss adjusted for non-cash items. Other significant factors affecting available cash included an increase in other liabilities of $55 million and an increase in inventory, accounts receivable and other assets of $34 million, due in large part to the collection of income tax refunds of approximately $425 million in the first and third quarters, offset by the current income tax receivable of $305 million, and inventory reduction efforts throughout the supply chain, particularly in components and subassemblies. This increase was largely offset by a decrease in accounts payable, accrued liabilities and royalties of $243 million, due primarily to payments associated with restructuring activities initiated in 2001 and the first quarter of 2002. We used approximately $78 million in cash for capital expenditures and $614 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $436 million, while generating $10 million in proceeds from the sale of finance receivables and $11 million from the sale of an investment. We also used $6 million to pay preferred dividends.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. Borrowings under the agreement bear interest, at Gateway’s election, based on LIBOR or a base rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. As of December 31, 2004, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 3.71%. As of March 1, 2005, we had repaid $25 million and expect to repay the remaining amount during 2005.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. The notes are direct, unsecured and unsubordinated obligations of the Company and rank equal in priority to our existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The Notes are convertible into approximately 34.8 million shares of our common stock at anytime prior to the close of business on the business day immediately prior to maturity. We may settle this conversion in cash, shares or a combination of both. Note holders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of our common stock based on established formulas. We may not redeem the notes prior to maturity but note holders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon the occurrence of certain designated events. Interest is payable semi-annually each June 30 and December 31, beginning June 30, 2005.

Restructuring Obligations

We have approximately $79 million in remaining cash outlays (approximately $50 million on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring activities. These amounts primarily represent ongoing lease obligations associated with closed facilities and are included in the Operating lease category in the Contractual Obligations table below. See also Note 14 to the consolidated financial statements.

We believe that our current sources of working capital provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Forward Looking Statements” and “Business—Factors that May Affect Gateway’s Business and Future Results” that could affect our estimates of future financial needs and sources of working capital.

Contractual Obligations

The cash impact of our contractual obligations associated with operating leases, royalty and licensing agreements, purchase obligations and announced restructurings is as follows:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$115,811	$27,533	$46,750	$29,394	$12,134
Royalty/Licensing agreements	42,495	34,179	5,758	758	1,800
Debt, including estimated interest obligations (2)	391,216	7,105	14,210	213,901	156,000
Estimated purchase obligations (3)	101,278	101,278	—	—	—

Total	$650,800	$170,095	$66,718	$244,053	$169,934

(1)	Represents lease obligations, net of anticipated sublease cash receipts, including amounts that have been accrued in connection with certain restructuring actions. See Notes 5 and 14 to the consolidated financial statements for additional information.
(2)	The $50 million in borrowings outstanding under the revolving credit facility at December 31, 2004 are due in 2009 and are included in current liabilities in the consolidated financial statements based on management’s intent to repay the $50 million during fiscal 2005. Assuming the amount is repaid in 2005, interest obligation amounts included in this table would be reduced by approximately $3.7 million in the 2-3 year category and $3.4 million in the 4-5 year category.
(3)	Purchase obligations include agreements to purchase goods or services (such as minimum levels of outsourced support services) that are enforceable, legally binding and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase. These figures exclude agreements or amounts that are cancelable without penalty. The materials purchase obligation portion of this amount represents approximately six weeks of supply in our manufacturing channel.

Off-Balance Sheet Arrangements and Other

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2004, we are not involved in any unconsolidated SPEs or VIEs.

During the normal course of business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to our customers and licensees in connection with the use, sales and/or license of our products, (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of Gateway and (iii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the company could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004 and have been included in Note 4 to the financial statements. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued, to have a material impact on Gateway’s consolidated results of operations or financial position.

In October 2004, the FASB ratified the EITF’s consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This consensus requires that contingently convertible debt instruments, commonly referred to as Co-Cos, be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. This issue is effective for periods ending after December 15, 2004. In December 2004, Gateway repurchased its outstanding Series C redeemable convertible Preferred Stock which contained a contingent conversion feature. The adoption of this issue did not have a material impact on Gateway’s consolidated results of operations or financial position given Gateway’s loss position for 2004, 2003 and 2002 which would have made inclusion of the Series C shares in the number of weighted average shares outstanding antidilutive.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4, Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective for Gateway on January 1, 2006 and management does not believe adoption of this statement will have a material impact on Gateway’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to

Employees.” SFAS123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1 to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are generally not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Regarding long-term investments, Gateway holds and may continue to consider investments in minority interests in companies having operations or technology in areas within Gateway’s strategic focus. Adverse changes in market conditions such as occurred in the years starting in 2000, and poor operating results of certain of these underlying investments, have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of our investments. As of December 31, 2004, we held long term investments of approximately $4 million.

In October, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest at variable-term LIBOR or prime rates, at Gateway’s election. As of December 31, 2004, Gateway had $50 million in borrowings outstanding under this agreement at an annualized interest rate which is fixed through June 10, 2005. On June 10, 2005, the interest rate on amounts then outstanding will reset to the then-applicable Libor or prime indexed rate, at Gateway’s election, which may increase or decrease the amount of interest owed subsequent to that date. Management does not expect such fluctuations would materially adversely affect Gateway’s future results of operations. As of March 1, 2005, we had repaid $25 million and currently anticipate repaying the remaining amount during 2005.

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

We have audited the accompanying consolidated balance sheet of Gateway, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended December 31, 2004. Our audit also included the accompanying financial statement schedule for the year ended December 31, 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gateway, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 2, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the two years in the period ended December 31, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of Gateway, Inc. and its subsidiaries at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule (Schedule II—Valuation and Qualifying Accounts) for the two years ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Diego, California

January 30, 2004, except for Note 12 which is as of December 15, 2004

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per share amounts)

	2004	2003	2002
Net sales	$3,649,734	$3,402,364	$4,171,325
Cost of goods sold	3,342,662	2,938,800	3,605,120

Gross profit	307,072	463,564	566,205
Selling, general and administrative expenses	909,050	974,139	1,077,447

Operating loss	(601,978)	(510,575)	(511,242)
Other income, net	20,247	19,328	35,496

Loss before income taxes	(581,731)	(491,247)	(475,746)
Provision (benefit) for income taxes	(14,113)	23,565	(178,028)

Net loss	$(567,618)	$(514,812)	$(297,718)
Preferred stock dividends and accretion	(7,991)	(11,138)	(11,323)
Gain on redemption of preferred stock	100,133	—	—

Net loss attributable to common stockholders	$(475,476)	$(525,950)	$(309,041)

Net loss per common share:
Basic	$(1.31)	$(1.62)	$(0.95)

Diluted (Note 1)	$(1.45)	$(1.62)	$(0.95)

Weighted average shares outstanding:
Basic	363,708	324,160	324,020

Diluted (Note 1)	391,115	324,160	324,020

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except per share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$382,972	$349,101
Marketable securities	260,537	739,936
Accounts receivable, net	342,121	210,151
Inventory	196,324	114,136
Other	217,663	250,153

Total current assets	1,399,617	1,663,477
Property, plant and equipment, net	102,657	330,913
Intangible assets, net	95,392	13,983
Goodwill	155,619	—
Other assets, net	18,502	20,065

	$1,771,787	$2,028,438

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit facility	$50,000	$—
Accounts payable	532,329	415,971
Accrued liabilities	271,912	277,455
Accrued royalties	41,796	48,488
Other current liabilities	226,615	257,090

Total current liabilities	1,122,652	999,004
Senior convertible notes	300,000	—
Other long-term liabilities	104,098	109,696

Total liabilities	1,526,750	1,108,700

Commitments and contingencies (Note 5)
Series C redeemable convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding for 2003	—	197,720

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, $200,000 liquidation value, 50 shares authorized, issued and outstanding for 2003	—	200,000
Preferred stock, $.01 par value, 4,900 shares authorized; none issued and outstanding	—	—
Class A common stock, nonvoting, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 1,000,000 shares authorized; 374,941 and 324,392 shares issued in 2004 and 2003, respectively	3,749	3,244
Common stock in treasury, at cost, 2,725 shares for 2004	(15,764)	—
Additional paid-in capital	965,114	734,550
Deferred stock-based compensation	(14,439)	—
Accumulated deficit	(694,047)	(218,571)
Accumulated other comprehensive income	424	2,795

Net stockholders’ equity	245,037	722,018

	$1,771,787	$2,028,438

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(567,618)	$(514,812)	$(297,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of long-lived assets	156,710	66,397	52,975
Depreciation and amortization	112,225	163,973	159,458
Provision for doubtful accounts receivable	11,198	11,297	11,139
Stock-based compensation	13,617	—	—
Deferred income taxes	—	6,000	257,172
Loss on sales of investments	46	808	30,272
Gain on settlement of acquisition liability	—	—	(13,782)
Loss on sale of property, plant and equipment	2,500	6,052	—
Other, net	643	1,941	(1,929)
Changes in operating assets and liabilities, net of the effects of the eMachines’ acquisition:
Accounts receivable	(59,316)	(23,633)	11,020
Inventory	63,512	(25,375)	31,505
Other assets	40,793	306,258	(76,975)
Accounts payable	(94,685)	137,716	(59,856)
Accrued liabilities	(32,284)	(95,117)	(103,868)
Accrued royalties	(19,289)	(8,196)	(79,014)
Other liabilities	(62,250)	39,382	54,924

Net cash provided by (used in) operating activities	(434,198)	72,691	(24,677)

Cash flows from investing activities:
Purchases of available-for-sale securities	(95,601)	(530,323)	(614,023)
Sales of available-for-sale securities	586,176	401,109	436,316
Purchases of property, plant and equipment	(34,467)	(72,978)	(78,497)
Proceeds from sale of property, plant and equipment	12,086	—	—
Cash paid in acquisition of eMachines, net of cash acquired	(41,350)	—	—
Payment of shareholder note payable	(22,448)	—	—
Proceeds from principal payments of notes receivable	—	20,045	—
Proceeds from sale of investment	—	—	11,100
Proceeds from the sale of financing receivables	—	—	9,896

Net cash provided by (used in) investing activities	404,396	(182,147)	(235,208)

Cash flows from financing activities:
Payment of preferred dividends	(8,840)	(8,840)	(5,878)
Proceeds from stock option exercises	11,668	1,794	367
Proceeds from the issuance of senior convertible notes, net	290,862	—	—
Proceeds from revolving credit facility, net	50,000	—	—
Purchase of Series A and C preferred stock	(264,253)	—	—
Purchase of treasury stock	(15,764)	—	—

Net cash provided by (used in) financing activities	63,673	(7,046)	(5,511)

Net increase (decrease) in cash and cash equivalents	33,871	(116,502)	(265,396)
Cash and cash equivalents, beginning of year	349,101	465,603	730,999

Cash and cash equivalents, end of year	$382,972	$349,101	$465,603

See Note 11 for supplemental disclosure of additional cash flow information, including certain non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount
Balance, January 1, 2002	50	$200,000	323,973	$3,239	—	$—	$731,623	$—	$616,420	$13,802	$1,565,084
Net loss									(297,718)		(297,718)
Foreign currency translation										2,656	2,656
Net unrealized gains on available for sale securities, net of tax										795	795
Realized gain included in net loss										(14,114)	(14,114)

Total comprehensive loss											(308,381)
Issuance of stock through option exercises, including tax benefit of $75			99	1			366				367
Issuance of warrants							771				771
Dividends declared and accretion of redeemable preferred stock									(11,323)		(11,323)

Balance, December 31, 2002	50	$200,000	324,072	$3,240	—	$—	$732,760	$—	$307,379	$3,139	$1,246,518

Net loss									(514,812)		(514,812)
Foreign currency translation										355	355
Net unrealized loss on available for sale securities, net of tax										(699)	(699)

Total comprehensive loss											(515,156)
Issuance of stock through option exercises, including tax benefit of $127			320	4			1,790				1,794
Dividends declared and accretion of redeemable preferred stock									(11,138)		(11,138)

Balance, December 31, 2003	50	$200,000	324,392	$3,244	—	$—	$734,550	$—	$(218,571)	$2,795	$722,018

Net loss									(567,618)		(567,618)
Foreign currency translation										(1,643)	(1,643)
Net unrealized loss on available for sale securities, net of tax										(728)	(728)

Total comprehensive loss											(569,989)
Issuance of stock in acquisition of eMachines			42,281	423			190,266				190,689
Issuance of restricted stock in acquisition of eMachines			5,307	53			27,491	(27,544)			—
Issuance of stock through option exercises, including tax benefit of $656			2,959	29			12,295				12,324
Redemption of Series A preferred stock	(50)	(200,000)									(200,000)
Acquisition of treasury stock					2,725	(15,764)					(15,764)
Gain on redemption of Series A and C preferred stock									100,133		100,133
Dividends declared and accretion of redeemable preferred stock									(7,991)		(7,991)
Compensation expense on stock options and restricted stock							512	13,105			13,617

Balance, December 31, 2004	—	$—	374,941	$3,749	2,725	$(15,764)	$965,114	$(14,439)	$(694,047)	$424	$245,037

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations and Summary of Significant Accounting Policies:

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”), PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. Convergence and PC related products and services (“Convergence/non-PC”) consist of all products and services other than the PC, such as plasma and LCD TVs, digital music players, peripherals, software, accessories, extended warranty services, training, internet access, and enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company. These consolidated financial statements include eMachines’ results of operations subsequent to March 11, 2004 (see Note 10).

The significant accounting policies used in the preparation of the consolidated financial statements of Gateway are as follows:

(a)    Basis of Presentation:

The consolidated financial statements include the accounts of Gateway and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)    Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provisions for sales returns, bad debts in accounts receivable, inventory obsolescence, product warranties and rebates, restructuring activities, deferred tax assets and litigation matters.

(c)    Cash and Cash Equivalents:

Gateway considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value because of their short maturities.

(d)    Marketable Securities and Long-Term Investments:

Marketable securities consist of investments in mutual funds and equity securities with readily determinable fair values, commercial paper and debt securities and are classified as available for sale and carried at fair market value based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss. The specific identification method is used to determine the cost basis in computing realized gains or losses on dispositions of marketable securities.

Long-term investments represent minority investments in other companies and are carried at cost and included in long-term other assets, net. This included certain investments in equity securities that carried restrictions on immediate disposition as of December 31, 2003.

Gateway regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment has been below original cost, Gateway’s ability and intent to continue holding the investment, the regulatory, economic or technological environment of the investee, performance of the investee’s stock price in relation to the stock price of its competitors and the market in general, analyst recommendations and forecasts and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that an other-than-temporary decline in the value of an investment has occurred, Gateway records an impairment charge to income in that period.

(e)    Inventory:

Inventory, which is comprised of component parts, both owned and consigned, subassemblies and finished goods, including refurbished PCs, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as peripherals, software not included with the PC, accessories and convergence consumer electronics products. Gateway performs an assessment of its inventories quarterly, reviewing the amounts of inventory on hand and under commitment against its latest forecasted demand requirements to determine whether excess or obsolescence write-downs are required.

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

As part of Gateway’s restructuring efforts primarily resulting from the acquisition of eMachines and closure of its remaining retail stores during the first and second quarters of 2004, the estimated useful lives of certain assets were shortened. The estimated useful lives of certain store assets had previously been shortened effective January 1, 2003 in connection with the closing of 76 stores in the first quarter of 2003. Additionally, effective July 1, 2003, Gateway reduced the estimated service lives for certain information technology assets to twelve months in connection with certain outsourcing initiatives. These revisions to estimated useful lives resulted in additional depreciation expense of $30.6 million and $21.7 million for 2004 and 2003, respectively.

(g)    Intangible Assets and Goodwill:

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Intangible assets are reviewed for impairment whenever events or circumstances indicate an event of impairment may exist. During 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the asset’s use, resulting in additional amortization expense of $3.3 million (see Note 14). Non-amortizable intangible assets, including goodwill, are reviewed for impairment annually during the fourth

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter (based on the discounted cash flow model under the income approach) or whenever events or circumstances indicate an event of impairment may exist. Management’s fourth quarter 2004 analysis concluded that no condition of non-amortizable intangible asset impairment existed as of December 31, 2004.

Intangible assets with finite lives acquired through the acquisition of eMachines, including customer-related assets, were assigned useful lives of ten years. Amortization expense related to these assets approximates $4.8 million annually.

Total intangible asset amortization expense was $16.6 million (including the $3.3 million in accelerated amortization), $9.3 million and $13.6 million for 2004, 2003 and 2002, respectively.

(h)    Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted net future cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value based on appraised or other estimated values. See Note 14 for further discussion on asset impairment charges taken in 2004, 2003 and 2002.

(i)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(j)    Warranty:

Gateway provides standard warranties with the sale of its products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. Gateway has experienced a decline in its required levels of accrued warranties in recent years due to the shortening of warranty periods coupled with the increasing assumption of warranty repair costs by the original design manufacturers who produce the Company’s products. A summary of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and other long-term liabilities, is as follows (in thousands):

	2004	2003
Accrued warranty, beginning of the year	$26,897	$67,141
Accruals for warranties issued during the year	55,378	114,042
Settlements made	(62,984)	(154,286)

Accrued warranty, end of the year	$19,291	$26,897

(k)    Trade Payables Program:

Gateway has an accelerated supplier payment program through which certain suppliers may elect to receive advance payment from a designated finance company on invoices due to them by Gateway. Any difference

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the original amount due to the supplier for the goods and/or services received and the amount ultimately required to be repaid by Gateway to the finance company, including fees and interest, is recorded as interest expense (or income, if applicable) for the period. Included in accounts payable is approximately $18 million that was advanced to suppliers and outstanding to the finance company as of December 31, 2004.

(l)    Deferred Stock-Based Compensation:

Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. The restriction is based on the continued employment of such executives and approximately 2.5 million, 2.5 million and 300,000 shares vest on January 1, 2005, 2006 and 2007, each respectively. Deferred stock-based compensation was $14.4 million as of December 31, 2004 and will continue to be amortized to compensation expense in future periods in accordance with the vesting schedule. See Note 10.

(m)    Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through its store network, was recognized as the services were rendered. Revenue from internet services provided by third parties is recognized as the services are provided based on subscriber counts as reported to Gateway by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

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

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue for the periods presented is as follows (in thousands):

	2004	2003
Extended warranty deferred revenue, beginning of the period	$216,790	$147,599
Additions to extended warranty deferred revenue	93,839	163,265
Extended warranty revenue recognized	(132,248)	(94,074)

Extended warranty deferred revenue, end of the period	$178,381	$216,790

In November 2004, Gateway entered into an agreement with a third-party service plan administrator to sell extended service plans on Gateway’s products to Gateway customers on behalf of that administrator and its affiliates. Terms of the contract were retroactive and applicable to extended service plans sold after October 1, 2004. Included in other income, net for 2004 is a $6.9 million gain on the extinguishment of extended service

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan liabilities in connection with the retroactive application of this contract. Revenue sold on behalf of this administrator is recognized on a net basis (the portion owed to Gateway for its efforts in the sale) at the time of sale except in States where law requires Gateway to be the legal obligor on extended service plans. In those instances, revenue continues to be deferred and recognized over the service period.

(n)    Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

(o)    Advertising Costs:

Advertising costs are charged to expense as incurred and are included within selling, general and administrative expenses. Advertising expenses were approximately $79 million, $188 million, and $215 million for 2004, 2003 and 2002, respectively.

(p)    Income Taxes:

The provision or benefit for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Other current liabilities include tax liabilities related to current or future federal, state or foreign tax audits. See Note 6.

(q)    Net Loss Per Share:

Basic loss per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net loss attributable to common stockholders, as adjusted, and the combination of potentially dilutive common stock (unless anti-dilutive) and the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share for 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002
Basic net loss per share calculation:
Net loss attributable to shareholders—basic	$(475,476)	$(525,950)	$(309,041)
Weighted average shares outstanding—basic	363,708	324,160	324,020
Basic net loss per share	$(1.31)	$(1.62)	$(0.95)

		—	—
Diluted net loss per share calculation:
Net loss attributable to shareholders—basic	$(475,476)	$(525,950)	$(309,041)
Preferred stock dividends and accretion	7,991	—	—
Gain on redemption of preferred stock	(100,133)	—	—

Net loss attributable to shareholders—diluted	$(567,618)	$(525,950)	$(309,041)

Weighted average shares outstanding—basic	363,708	324,160	324,020
Series A preferred stock	21,631	—	—
Series C preferred stock	5,776	—	—

Weighted average shares outstanding—diluted	391,115	324,160	324,020

Diluted net loss per share	$(1.45)	$(1.62)	$(0.95)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2004 gain on redemption of the Series A and C preferred stock is included in net income attributable to common shareholders in accordance with EITF Topic D-42 but excluded from the calculation of diluted earnings per share under the “if-converted” method of SFAS 128, “Earnings Per Share”. Diluted shares for 2004, 2003 and 2002 excludes 3,145 and 1,989, and 140 weighted average incremental shares, respectively, related to employee and director stock options despite their exercise prices being below the average market price of Gateway common stock as their effect on loss per share is anti-dilutive. Diluted shares also excludes 881 weighted average incremental shares related to the senior convertible notes in 2004 and 28,177 weighted average incremental shares in 2003 and 2002 related to the Series A and C Preferred Stock under the if-converted method as their effect is anti-dilutive. Gateway has also excluded from diluted loss per share 52,112 shares, 47,082 shares, and 52,498 shares for 2004, 2003 and 2002, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the common shares for those periods.

(r)    Stock-based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods. Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant based on the assumptions outlined in Note 8 and applying graded vesting, net loss and net loss per share for 2004, 2003 and 2002 would have resulted in the following pro forma amounts (in thousands, except per share amounts):

	2004	2003	2002
Net loss attributable to common stockholders—as reported	$(475,476)	$(525,950)	$(309,041)
Add: compensation expense included in net loss, net of related tax effects	13,617	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46,937)	(27,439)	(35,341)

Net loss attributable to common stockholders—pro forma	$(508,796)	$(553,389)	$(344,382)

Basic net loss per share—as reported	$(1.31)	$(1.62)	$(0.95)

Basic net loss per share—pro forma	$(1.40)	$(1.71)	$(1.06)

Diluted net loss per share—as reported	$(1.45)	$(1.62)	$(0.95)

Diluted net loss per share—pro forma	$(1.54)	$(1.71)	$(1.06)

(s)    Treasury Stock:

Gateway has repurchased shares of its common stock which are held in treasury. Treasury stock is accounted for under the cost method and is available for issuance.

(t)    Derivative Instruments, Hedging Activities and Foreign Currency:

Gateway considers the U.S. dollar to be its functional currency for certain of its international operations and the local currency for all others. For subsidiaries where the local currency is the functional currency, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income. Gains and losses resulting from

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remeasuring monetary asset and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in other income, net and are not significant.

(u)    Segment Data:

Gateway reports segment data based on the internal reporting that is used by senior management for making operating decisions and assessing performance. During the second quarter of 2004 and in connection with the acquisition of eMachines, Gateway reorganized its internal reporting structure and created two new segments, Retail and International. Gateway’s operating segments are Direct (previously Consumer), Professional, Retail and International. The International segment currently meets the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is included in the Retail segment for external reporting purposes. See Note 12.

(v)    New Accounting Pronouncements:

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the Financial Accounting Standards Board (“FASB”). The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004 and have been included in Note 4. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued, to have a material impact on Gateway’s consolidated results of operations or financial position.

In October 2004, the FASB ratified the EITF’s consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This consensus requires that contingently convertible debt instruments, commonly referred to as Co-Cos, be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. This issue is effective for periods ending after December 15, 2004. In December 2004, Gateway repurchased its outstanding Series C redeemable convertible Preferred Stock which contained a contingent conversion feature. The adoption of this issue did not have a material impact on Gateway’s consolidated results of operations or financial position given Gateway’s loss position for 2004, 2003 and 2002 which would have made inclusion of the Series C shares in the number of weighted average shares outstanding antidilutive.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4, Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective for Gateway on January 1, 2006 and management does not believe adoption of this statement will have a material impact on Gateway’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures in Note 1.

2.    Selected Balance Sheet Information (in thousands except where otherwise noted):

	2004	2003
Cash and cash equivalents
Unrestricted cash and cash equivalents	$327,793	$311,520
Restricted cash	55,179	37,581

	$382,972	$349,101

Accounts receivable, net:
Accounts receivable	$345,703	$215,759
Allowance for uncollectible accounts	(3,582)	(5,608)

	$342,121	$210,151

Inventory:
Components and subassemblies	$60,965	$37,894
Finished goods	135,359	25,798
Retail inventory	—	50,444

	$196,324	$114,136

Of these amounts, approximately $61 million and $1 million was in-transit as of December 31, 2004 and 2003, respectively.

	2004	2003
Other current assets:
Prepaid expenses	$58,270	$49,549
Receivables from suppliers	78,678	73,845
Assets held for sale	34,312	46,731
Other	46,403	80,028

	$217,663	$250,153

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003
Property, plant and equipment, net:
Land	$9,889	$11,062
Leasehold improvements	8,788	99,204
Buildings	58,113	91,641
Construction in progress	3,168	43,220
Internal use software	247,686	304,101
Office and production equipment	152,710	288,439
Furniture and fixtures	13,121	85,307
Vehicles	381	525

	493,856	923,499
Accumulated depreciation and amortization	(391,199)	(592,586)

	$102,657	$330,913

Intangible assets, net:
Amortizable intangible assets (customer relationships, other)	$99,000	$50,550
Accumulated amortization	(53,208)	(36,567)
Non-amortizable intangible assets (trademarks and tradenames)	49,600	—

	$95,392	$13,983

Other assets, net:
Long-term investments	$3,792	$14,642
Deferred debt issue costs	9,559	—
Other	5,151	5,423

	$18,502	$20,065

Accrued liabilities:
Accrued expenses	$154,326	$179,601
Warranty	17,033	23,992
Restructuring (see Note 14)	78,519	47,892
Other	22,034	25,970

	$271,912	$277,455

Other current liabilities:
Deferred revenue	$102,076	$109,999
Income taxes payable	114,090	133,051
Other	10,449	14,040

	$226,615	$257,090

Other long-term liabilities:
Deferred revenue	$77,670	$106,791
Warranty	2,258	2,905
Deferred tax liabilities	19,840	—
Other	4,330	—

	$104,098	$109,696

Accumulated other comprehensive income:
Foreign currency translation	$(1,543)	$100
Unrealized gain on available-for-sale securities, net of taxes	1,967	2,695

	$424	$2,795

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Financing Arrangements:

During the first quarter of 2003, Gateway terminated its former $300 million bank credit facility under which no loans were outstanding in order to reduce commitment fees payable under this unused facility. Gateway had not previously had any loans outstanding under this credit facility, and given its substantial liquidity position, Gateway at that time did not anticipate any need to borrow under the facility during its remaining term.

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. Gateway had borrowings outstanding under this credit agreement of $50 million, bearing interest at 3.71% as of December 31, 2004. As of March 1, 2005, we had repaid $25 million and currently anticipate repaying the remaining amount during 2005.

In December 2004, Gateway completed the sale of $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011 through a private placement to institutional investors. The notes are direct, unsecured and unsubordinated obligations of the Company and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 note is initially convertible into 115.8749 shares of Gateway common stock, roughly 34.8 million shares in aggregate, at anytime prior to the close of business on the business day immediately prior to scheduled maturity. Gateway may settle a conversion election in cash, common shares or a combination of both. Note holders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity but note holders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31, beginning June 30, 2005.

Gateway recorded interest expense of $0.8 million, $1.0 million and $1.2 million for 2004, 2003 and 2002, respectively.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable Securities and Long-Term Investments:

As of December 31, 2004 and 2003, the carrying value of Gateway’s marketable securities and long-term investments is as follows (in thousands):

	2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses—Less Than 1 Year	Gross Unrealized Losses—More than 1 Year	Other than Temporary Charges	Carrying Value
State and municipal securities	$22,906	$—	$(11)	$—	$—	$22,895
Mortgage-backed securities	53,432	3	(436)	(88)	—	52,911
US Government and agencies	79,636	2	(840)	(58)	—	78,740
Corporate debt securities	90,719	4	(432)	(101)	—	90,190
Publicly traded equity securities	11,950	3,851	—	—	—	15,801

Total marketable securities	$258,643	$3,860	$(1,719)	$(247)	$—	$260,537

Long-term investments, at cost	$3,792	$—	$—	$—	$—	$3,792

	2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses—Less Than 1 Year	Gross Unrealized Losses—More than 1 Year	Other than Temporary Charges	Carrying Value
State and municipal securities	$24,784	$75	$—	$—	$—	$24,859
Mortgage-backed securities	133,686	381	(750)	—	—	133,317
US Government and agencies	157,775	382	(115)	—	—	158,042
Corporate debt securities	421,030	2,820	(132)	—	—	423,718

Total marketable securities	$737,275	$3,658	$(997)	$—	$—	$739,936

Long-term investments, at cost	$17,792	$—	$—	$—	$(3,150)	$14,642

Unrealized losses in mortgage-backed, US government and agency and corporate debt securities are largely due to recent interest rate increases. Management continues to monitor its marketable security portfolio but does not believe the unrealized losses as of December 31, 2004 are other-than-temporary. As a result, no other-than-temporary impairment charges were recorded in 2004. Gateway recorded pre-tax other-than-temporary impairment charges of $3 million and $29 million in 2003 and 2002, respectively. The following table summarizes debt maturities, excluding mortgage-backed securities which are not due on a single maturity date, at December 31, 2004 (in thousands):

	Amortized Cost	Carrying Value
Less than one year	$90,073	$89,840
Due in 2-3 years	100,385	99,198
Due in 4-5 years	2,803	2,787
Due after 5 years	—	—

	$193,261	$191,825

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments, Contingencies and Concentrations:

Commitments:

Gateway leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2027. Rent expense was approximately $11 million, $42 million, and $56 million for 2004, 2003 and 2002, respectively. Gateway also subleases certain closed facilities.

Gateway has entered into licensing and royalty agreements that allow it to use certain hardware and software intellectual properties in its products. Total royalty expense in many cases is based on the number of units sold and actual amounts to be paid will be greater than the minimum amount stated in the table below.

Future minimum lease payments and sublease income under terms of noncancelable operating lease and sublease agreements, including lease and sublease amounts associated with closed facilities which are included in restructuring liabilities, and minimum royalty payments under royalty agreements as of December 31, 2004 are as follows (in thousands):

	Lease Obligations	Sublease Income	Net Lease Payments	Royalty Agreements
Fiscal 2005	$38,194	$10,661	$27,533	$34,179
Fiscal 2006	33,533	10,100	23,433	5,379
Fiscal 2007	32,816	9,499	23,317	379
Fiscal 2008	27,208	7,827	19,381	379
Fiscal 2009	17,732	7,719	10,013	379
Thereafter	33,291	21,157	12,134	1,800

Total	$182,774	$66,963	$115,811	$42,495

Certain of Gateway’s operating lease commitments have been accrued for in connection with its restructuring actions. See Note 14 for further information.

Gateway has an arrangement whereby it shares in the loss experience of a third-party financing partner on certain purchases of Gateway products and services. Financing originations under this arrangement ended in the second quarter of 2001. Gateway’s maximum exposure under this loss sharing arrangement is approximately $1.9 million at December 31, 2004. The estimated losses are provided for in Gateway’s financial statements; however, if the actual losses prove to be greater than estimated it could affect Gateway’s future results of operations.

Contingencies:

Gateway has Standby Letters of Credit and Guarantees amounting to $36.9 million outstanding at December 31, 2004.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents to its infringement claims and to delete three other patents from its infringement claims. As a result of the actions addressed below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. No trial date has been set.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case. A one week trial is set to commence on March 21, 2005.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5, 737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court, Southern District of Texas. No schedule for the trial has been set.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. A one week trial is scheduled to commence on May 23, 2005, before the same administrative law judge presiding over the HPDC and HP ITC action.

Also on July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court in the Eastern District of Texas, by Amiga Development LLC, a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Gateway’s Chairman of the Board. The complaint filed by Amiga alleges that HP is infringing three patents owned by Amiga. No trial date has been set.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. As noted above, the dispute over these four patents has been consolidated with the HPDC v. Gateway matter pending in the Southern District of California.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and which was subsequently transferred to the United States District Court in the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and has conducted 25 days of hearings to date. The three actions, which have been consolidated for all purposes but trial, are currently set for trial in October 2005, but it is expected that the trial will be reset into 2006.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or recision relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. A dispositive motion filed by the defendants was heard and denied by the Court in August 2004. It is anticipated that further dispositive motions on behalf of the defendants will be heard and ruled upon by the Court prior to trial. The Court has set a trial date for September 19, 2005.

Intergraph Hardware Technologies Company v. Dell, Inc., Hewlett-Packard, Inc. & Gateway, Inc. was a suit filed in December 2002 alleging Gateway had infringed three patents related to cache memory. A settlement on this matter was reached on May 12, 2004 that involved a cash payment by Gateway to Intergraph.

Gateway’s management believes the company has sufficiently reserved for matters where a loss is probable and reasonably estimable and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of its products and, in either case, its operating results could be materially adversely affected.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations:

Gateway depends on many third-party suppliers and manufacturers for key products and components contained in its products and solutions offerings. For some of these products and components, Gateway may only use a single source supplier, in part due to the lack of alternative sources of supply or to obtain favorable pricing. If the supply of a key product or component were to be delayed or curtailed, Gateway’s ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected which, in turn would adversely affect Gateway’s results of operations. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable alternate suppliers could result in delays and possibly adversely affect results of operations. To minimize the risks associated with supplier concentration, we monitor the financial status of certain key suppliers, assess the likelihood of disruption to the supply of products or components, and establish a plan to migrate to an alternative supplier, if necessary. We believe one of our key original design manufacturers is currently facing near to medium term liquidity issues. We continue to monitor the status of this original design manufacturer’s liquidity and financial strength and a back up and migration plan is being established in the event supply sourcing may need to be diverted in 2005. However, there can be no assurance that such a back-up and migration plan, if needed, will be executed on time or prevent delays or curtailments of deliveries of key products or components. Any delays could adversely affect Gateway’s results of operations and financial condition.

Gateway’s retail segment sells its products to a limited number of third-party retailers. One retailer, Best Buy, accounted for 30% of accounts receivable, net as of December 31, 2004 and 23% of consolidated net sales in 2004. No single customer accounted for more than 10% of net sales in 2003 or 2002.

Similarly, Gateway depends on third-party suppliers of its solutions offerings, including financing and internet access. Should any of these sources discontinue the provision of services sold through Gateway or be less willing to offer their services to Gateway for any reason, then this would lead to a reduction in net sales if Gateway is unable to find alternative sources of these services.

Guarantees:

During the normal course of business, Gateway makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to its customers and licensees in connection with the use, sales and/or license of its products, (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of Gateway and (iii) indemnities involving the accuracy of representations and warranties in certain contracts. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments Gateway could be obligated to make. In addition, Gateway has made contractual commitments to certain employee(s) providing for payments upon the occurrence of certain prescribed events. Gateway has not recorded any liability for these indemnities, commitments and other guarantees.

6.    Income Taxes:

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2004	2003	2002
Current	$(14,113)	$17,565	$(435,200)
Deferred	—	6,000	257,172

Provision (benefit) for income taxes	$(14,113)	$23,565	$(178,028)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	2004	2003	2002
Federal income tax at statutory rate	$(191,703)	$(171,936)	$(166,510)
Increase in valuation allowance	215,514	175,227	18,870
State income tax, net of federal benefit	(10,954)	(9,825)	(9,515)
Adjustment to prior year State benefit	—	13,570	—
Change in tax accrual	(14,113)	3,995	—
Other, net	(12,857)	12,534	(20,873)

Provision (benefit) for income taxes	$(14,113)	$23,565	$(178,028)

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2004	2003
Deferred tax assets:
Inventory	$7,051	$2,527
Accounts receivable	6,353	3,886
Accrued liabilities	56,155	119,807
Operating loss carryforwards	396,853	180,458
Property, plant and equipment	15,583	—
Investments	94,166	92,827
Other	13,617	13,617

Total deferred tax assets	589,778	413,122
Deferred tax liabilities:
Intangible assets	(47,139)	(30,590)
Prepaid expenses	(12,419)	(37,468)
Property, plant & equipment	—	(23,637)
Other	(32,712)	(19,593)

Total deferred tax liabilities	(92,270)	(111,288)
Valuation allowance	(517,348)	(301,834)

Net deferred tax liabilities	$(19,840)	$—

Gateway has federal and state net operating loss carryforwards of $1.04 billion. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards expire between 2006 and 2024, depending on each state’s law.

Gateway is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2004, approximately $114 million had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

Gateway has a valuation allowance of approximately $517 million as of December 31, 2004 for net deferred tax assets because of the uncertainty regarding their realization. Gateway expects to maintain a full valuation

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is sustained, Gateway does not expect to recognize any significant tax benefits from future results of operations.

7.    Preferred Stock and Preferred Share Purchase Rights Plan:

Gateway has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, Gateway’s Board of Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. As of December 31, 2004 and 2003 no shares of Series B Junior Participating Preferred Stock were outstanding.

On January 19, 2000, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed non-consensual takeover of Gateway believed not to be in the stockholders’ best interests. Under the Rights Plan, Gateway declared a dividend of one preferred share purchase right (a Right) for each share of Gateway’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from Gateway a one one-thousandth share of Series B Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $350. In general, with certain exceptions, the Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of Gateway’s outstanding shares of common stock. Upon exercise, holders, other than the Acquiring Person, will have the right, subject to termination, to receive Gateway’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on January 18, 2010, are redeemable in whole, but not in part, at Gateway’s option for a price of $0.001 per Right.

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

On February 2, 2001, Gateway received $200 million in exchange for a convertible note due December 22, 2020 in connection with the second closing of the investment agreement with AOL. In December 2001, this convertible note was extinguished through the issuance of 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock had a fair value on the date of issuance of approximately $193 million which resulted in a gain of $7 million or $4.3 million, net of taxes. The fair value of $193 million was accreted to the face value of $200 million through December 2004 using the effective interest method. The Series C Preferred Stock provided dividends at an annual rate of 1.5%, payable semi-annually. The holder was able to put the Series C Preferred Stock to Gateway in December 2004, 2009 and 2014 at face value plus accrued and unpaid dividends and Gateway could satisfy this put option in cash out of funds legally available or registered common stock (at its then-current fair market value as defined) or some combination thereof at its option. The holder could also convert the Series C Preferred Stock to 5,938,948 shares of common stock at any time prior to December 2020, provided Gateway’s common stock traded over $33.68 for 5 consecutive days or certain other conditions exist. In addition, Gateway was able to redeem the Series C Preferred Stock in cash at any time on or after December 22, 2004 for the face value plus accrued and unpaid dividends.

Gateway issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) to AOL in exchange for $200 million in December 2001. This issuance was the third and final funding

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the investment agreement. The Series A Preferred Stock provided dividends at an annual rate of 2.92% payable quarterly. The Series A Preferred Stock was scheduled to convert into 22,238,283 shares of Gateway common stock on December 24, 2004 based on a conversion rate of $8.99 as specified in the AOL agreement.

On December 22, 2004, Gateway repurchased from AOL all of the outstanding Series A and Series C Preferred Stock plus 2.7 million shares of common stock for $315.6 million. Consideration included $280 million in cash to AOL and the application of a $35.6 million credit towards amounts due to Gateway from AOL. The Company recognized a $100.1 million gain available for common shareholders on the repurchase of the preferred stock. This gain is included in net income attributable to common shareholders in accordance with EITF Topic D-42 but excluded from the calculation of diluted earnings per share under the “if-converted” method of SFAS 128, “Earnings Per Share”. As of December 31, 2004, the Series A and C preferred shares were cancelled and the 2.7 million shares of common stock were held in treasury.

8.    Stock Option Plans, Employee Stock Purchase Plan and Warrants:

Gateway maintains various stock option plans for its employees. Employee options are generally granted at the fair market value of the related common stock at the date of grant. These options generally vest over a four-year period from the date of grant. In addition, these options generally expire, if not exercised, ten years from the date of grant. Gateway also maintains option plans for non-employee directors. Option grants to non-employee directors generally have an exercise price equal to the fair market value of the related common stock on the date of grant. These options generally vest over one to three-year periods and generally expire, if not exercised, ten years from the date of grant.

For all of Gateway’s stock option plans, options for 21,933,000 shares, 26,110,000 shares and 22,081,000 shares of common stock were exercisable as of December 31, 2004, 2003 and 2002, respectively, with a weighted-average exercise price of $20.53, $24.64 and $31.04, respectively. There were 21,113,000 shares, 28,470,000 shares and 30,312,000 shares of common stock reserved and available for future grant under Gateway’s stock option plans as of those dates, respectively.

The following table summarizes activity under the stock option plans for the 2004, 2003 and 2002 (in thousands, except per share amounts):

	Common Stock	Weighted-Average Exercise Price	Class A Common Stock	Weighted-Average Exercise Price
Outstanding, January 1, 2002	63,809	$27.78	61	$0.93
Granted	15,104	4.98	—	—
Exercised	(38)	5.99	(61)	0.93
Forfeited	(25,437)	33.59	—	—

Outstanding, December 31, 2002	53,438	$18.68	—	$—

Granted	12,996	2.88	—	—
Exercised	(320)	5.21	—	—
Forfeited	(13,384)	16.43	—	—

Outstanding, December 31, 2003	52,730	$15.29	—	$—

Granted	35,092	5.07	—	—
Exercised	(2,959)	3.94	—	—
Forfeited	(21,258)	14.18	—	—

Outstanding, December 31, 2004	63,605	$10.50	—	$—

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about Gateway’s Common Stock options outstanding as of December 31, 2004 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.10-$4.32	14,005	8.97	$3.65	1,170	$3.02
$4.34-$5.19	15,999	8.88	5.01	1,733	5.01
$5.40-$6.13	15,561	8.58	5.82	3,102	5.99
$6.30-$16.32	6,996	4.89	10.48	5,557	10.88
$16.88-$30.88	6,498	4.92	22.52	5,825	22.78
$32.72-$67.38	4,546	5.01	49.78	4,546	49.78

	63,605	7.71	10.50	21,933	20.53

The weighted-average fair value per share of options granted during 2004, 2003 and 2002 was $3.65, $1.96, and $3.30, respectively, based on the Black-Scholes option pricing model. The fair value of these options was estimated on the date of grant, with the following weighted-average assumptions used for all grants during 2004, 2003 and 2002 under the Black-Scholes option pricing model: dividend yield of zero percent; risk-free interest rates ranging from 2.2 to 5.2 percent; expected volatility of 80 percent, 71 percent and 71 percent, respectively; and expected lives of the options (after vesting) of 3.5 years.

Gateway also offers eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan, shares of Gateway’s common stock may be purchased at 100% of fair market value around the last business day of each month. Employees may purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares purchased for participating employees under the plan were 65,894 shares, 290,227 shares and 469,630 shares for 2004, 2003 and 2002, respectively.

Gateway issued warrants to purchase 850,191 shares of common stock at $5.97 per share in exchange for certain consulting services during 2002. Prior to 2002, Gateway had issued warrants to purchase 624,750 shares of common stock at $8.92 per share. These warrants are outstanding and exercisable as of December 31, 2004 and expire on April 5, 2006 and September 4, 2005, respectively.

9.    Retirement Savings Plan:

Gateway has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age. Employees are eligible to participate on the first day of employment and may contribute up to 50% of their compensation to the plan in any plan year, subject to certain tax limitations. Participants receive a 50% matching employer contribution of up to 6% of their annual eligible compensation which vests over two years. Gateway made matching contributions of $3.6 million, $5.9 million and $7.7 million during 2004, 2003 and 2002, respectively.

10.    Acquisition:

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held PC company. The acquisition combines Gateway’s Professional and Consumer (now called “Direct”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, and international presence. These factors contributed to a purchase price in excess of the fair value of eMachines’ net tangible and intangible assets acquired and, as a result, Gateway recorded goodwill in connection with this transaction.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price of $262 million consisted of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of five of these executives through 2005 and two of these executives through 2006. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 2-day period prior to and 2-day period following January 30, 2004, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will continue to be amortized to operating expense through 2006. The unamortized balance as of December 31, 2004 associated with the restricted shares is shown as Deferred Stock-Based Compensation in the accompanying consolidated balance sheet.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the fair value of eMachines’ assets and liabilities as follows (in thousands):

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets (customer relationships)	48,450
Indefinite-lived intangible assets (trademarks/tradenames)	49,600
Goodwill	155,619
Liabilities assumed	(300,064)

Total consideration	$261,718

The amortizable intangible assets consisting of customer-related intangible assets were assigned an estimated useful life of 10 years which will create approximately $4.8 million in additional amortization expense annually through 2014. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually or whenever events or circumstances indicate an event of impairment may exist.

Goodwill has been assigned to the Retail reporting segment which is consistent with the segment presentation of eMachines’ activities.

The results of operations of eMachines have been included in Gateway’s consolidated statements of operations since the completion of the acquisition on March 11, 2004. The following unaudited pro forma information presents a summary of the results of operations of Gateway assuming the acquisition of eMachines occurred on January 1, 2003 (in thousands, except per share amounts):

	2004	2003
Net sales	$3,984,264	$4,482,708
Net loss attributable to common stockholders	$(463,139)	$(531,531)
Basic loss per share	$(1.24)	$(1.43)
Diluted loss per share	$(1.39)	$(1.43)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Supplemental Cash Flow Information (in thousands):

	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$476	$1,255	$1,233
Cash received during the period for income taxes	$2,144	$286,791	$424,865
Supplemental disclosure of noncash investing and financing activities:
Value of common stock issued in acquisition of eMachines	$214,623	$—	$—
Accretion of Series C preferred stock	$2,280	$2,298	$2,313
Preferred stock surrendered in payment of receivable due from AOL	$35,614	$—	$—

12.    Segment Data:

For 2002, 2003 and the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. With the acquisition of eMachines, the Company formed two new operating segments, Retail and International, and realigned the Company’s historical operating segments, Direct (previously Consumer) and Professional during the second quarter of 2004. Management also realigned the allocation of certain corporate overhead expenses to the operating segments. Revenues, derived through the sale of the Company’s PC and Convergence / non-PC products, and operations are distinguished by segment as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores which were closed on April 9, 2004;

•	Professional—includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers

•	Retail—includes sales through third-party retail channels, including eMachines activity subsequent to the acquisition and Gateway products beginning in the third quarter of 2004. It also includes activity by Gateway alone to certain third-party channel customers in 2003 and 2002;

•	International—includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Revenues from these segments are derived from sales of PC and Convergence/non-PC products and services. Gateway evaluates the performance of its segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as depreciation and amortization. Other costs excluded from segment operating income (loss) primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and integration charges discussed in Note 14.

Certain amounts may be reclassed between segments or non-segment operations from time to time as necessary, such as the realignment of segments and allocation of certain corporate overhead expenses to segments in the second quarter of 2004. When this occurs, previously reported amounts are reclassed to conform to current presentation.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents revenue and operating income information by segment, with prior period amounts restated for consistency with current presentation (in thousands):

	2004	2003	2002
Net sales:
Direct	$1,049,526	$1,991,053	$2,686,677
Professional	1,114,493	1,199,886	1,392,683
Retail (including International)	1,485,715	211,425	91,965

Total segment net sales	$3,649,734	$3,402,364	$4,171,325

Operating income (loss):
Direct	$25,070	$(98,546)	$(172,934)
Professional	58,356	78,397	145,367
Retail (including International)	43,161	8,473	5,176

Total segment operating income (loss)	$126,587	$(11,676)	$(22,391)

The following table presents a reconciliation of segment operating income (loss) to consolidated loss before income taxes, with prior period amounts restated for consistency with current presentation (in thousands):

	2004	2003	2002
Segment operating income (loss)	$126,587	$(11,676)	$(22,391)
Non-segment operating expenses:
Restructuring and other charges:
Cost of goods sold	(85,986)	(63,251)	(15,604)
Selling, general and administrative expenses	(391,704)	(128,494)	(83,043)
Other non segment operating expenses	(250,875)	(307,154)	(390,204)
Other income (loss), net	20,247	19,328	35,496

Loss before income taxes	$(581,731)	$(491,247)	$(475,746)

The following table presents net sales by major group of products and services, with prior period amounts restated for consistency with current presentation (in thousands):

	2004	2003	2002
Net sales:
Desktops	$1,982,141	$1,648,553	$2,599,697
Mobiles	790,159	754,857	731,406
Servers and others	54,474	53,449	52,142

Total personal computers (PC)	2,826,774	2,456,859	3,383,245
Convergence/non-PC	822,960	945,505	788,080

Total net sales	$3,649,734	$3,402,364	$4,171,325

The North America region had long-lived assets of $103 million, $365 million and $554 million as of December 31, 2004, 2003 and 2002, respectively.

Best Buy accounted for approximately 30% of accounts receivable, net, as of December 31, 2004 and 23% of consolidated net sales for the year ended December 31, 2004. No single customer accounted for more than ten

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percent of accounts receivable, net or consolidated net revenues as of and for the years ended December 31, 2003 or 2002.

13.    Selected Quarterly Financial Data (Unaudited):

The following tables contain selected unaudited consolidated quarterly financial data for Gateway for the periods indicated (in thousands, except per share data):

Year Ended December 31, 2004:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$868,383	$837,592	$915,132	$1,028,627
Gross profit	108,329	16,058	92,094	90,591
Operating loss	(187,695)	(337,491)	(61,674)	(15,118)
Net loss	(168,743)	(335,791)	(56,476)	(6,599)
Preferred stock dividends and accretion, net of gain on redemption of preferred stock	(2,789)	(2,790)	(2,792)	100,513
Net income (loss) attributable to common stockholders	(171,532)	(338,581)	(59,268)	93,914
Basic net income (loss) per share	(0.51)	(0.91)	(0.16)	0.25
Diluted net loss per share	(0.51)	(0.91)	(0.16)	(0.02)
Basic weighted average shares outstanding	335,399	372,436	372,940	373,844
Diluted weighted average shares outstanding	335,399	372,436	372,940	398,958

Year Ended December 31, 2003:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$844,451	$799,639	$883,140	$875,134
Gross profit	106,234	137,658	88,202	131,470
Operating loss	(202,113)	(74,608)	(141,302)	(92,552)
Net loss	(197,699)	(69,783)	(136,056)	(111,274)
Preferred stock dividends and accretion	(2,782)	(2,784)	(2,785)	(2,787)
Net loss attributable to common stockholders	(200,481)	(72,567)	(138,841)	(114,061)
Basic and diluted net loss per share	(0.62)	(0.22)	(0.43)	(0.35)
Basic and diluted weighted average shares outstanding	324,072	324,072	324,116	324,377

The selected quarterly data (unaudited) for 2004, the first and third quarters of 2003 and the first quarter of 2002 include certain significant restructuring, transformation and integration charges. See Note 14.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Restructuring and Other Special Charges:

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $397 million ($72 million in cost of goods sold and $325 million in selling, general and administrative expenses) were recorded during 2004. The following table summarizes the status of the Q1 2004 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2004 (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued December 31, 2004
Employee Severance	$60	$(54)	$(1)	$5
Facilities / Capital / Operating Assets	312	(45)	(221)	46
Other	25	(15)	(3)	7

Total	$397	$(114)	$(225)	$58

The nature of the charges related to the Q1 2004 Plan summarized above is as follows:

•	Employee Severance—Gateway recorded charges of $60 million related to severance benefits due to approximately 5,500 terminated employees in the United States, including approximately 2,900 employees associated with the retail stores closed in April 2004.

•	Facilities/Capital/Operating Assets—Gateway recorded charges of $312 million related to the closure of certain facilities, including the retail stores in April 2004, facilities in Sioux Falls and manufacturing operations in North Sioux City, the rationalization of certain IT equipment and inventory write-downs related to the closure of the stores. The charges include $168 million related to the write-down of and accelerated depreciation on long-lived assets primarily related to the retail stores, the closure of certain facilities and the rationalization of IT equipment, approximately $82 million related to the present value of future lease commitments, net of expected recoveries, $53 million related to the write-down of inventory primarily resulting from the closure of the stores and $9 million in other charges associated with the closure of the retail stores and other facilities.

•	Other—Gateway incurred contract termination fees of approximately $22 million in connection with the reintegration of certain previously outsourced functions and a $3 million write-down of intangible assets.

Third Quarter of 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain facilities. The significant restructuring activities related to this plan were initiated in the third quarter of 2003 and related actions continued through the second quarter of 2004. Charges of $79 million ($48 million in cost of goods sold and $31 million in selling, general and administrative expenses) were recorded in 2003 to provide for these actions. The following table summarizes the status of the Q3 2003 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2003 (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/03
Employee Severance	$28	$(11)	$—	$17
Facilities / Capital Assets	51	(2)	(39)	10

Total	$79	$(13)	$(39)	$27

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges of $13 million were recorded in 2004 under this plan primarily representing additional fixed asset write-downs on impaired facilities. A reduction of $4 million was recorded in the same period due to lower than expected severance costs and higher than expected recoveries on asset sales. The following table summarizes the status of the Q3 2003 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2004 (in millions):

	Accrued at 12/31/03	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued at 12/31/04
Employee Severance	$17	$2	$(14)	$—	$(3)	$2
Facilities / Capital Assets	10	11	(2)	(11)	(1)	7

Total	$27	$13	$(16)	$(11)	$(4)	$9

The nature of all charges related to the Q3 2003 Plan summarized in the tables above is as follows:

•	Employee Severance—Gateway recorded a $30 million charge primarily related to severance benefits due to terminated employees in the United States. Gateway notified approximately 1,700 employees of termination during the third and fourth quarters 2003, including approximately 600 manufacturing employees, 600 customer service employees and 500 administrative personnel.

•	Facilities / Capital / Operating Assets—Gateway recorded charges of $62 million related to the closure of certain facilities and outsourcing of certain activities, including an accrual of approximately $12 million related to the present value of future lease commitments, net of expected recoveries, $18 million related to the write-down of long-lived assets and loss on the sale of certain information technology assets, $9 million related to the write-down of inventory resulting from outsourcing activities, $12 million in accelerated depreciation based on a change in the useful life of certain long-lived assets and $11 million in 2004 related to additional fixed asset write-downs on impaired facilities.

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores (in addition to the four stores previously announced). Gateway also continued its focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. The significant restructuring activities were completed during the first quarter of 2003; however, payments are expected to continue through 2005.

Charges of $69 million ($8 million in cost of goods sold and $61 million in selling, general and administrative expenses) were recorded during 2003 under this plan. Included in the $69 million charge is $35 million primarily associated with retail stores that were closed during the first quarter of 2003. The following table summarizes the status of the Q1 2003 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2003 (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/03
Employee Severance	$18	$(13)	$(1)	$4
Facilities / Capital Assets	51	(12)	(34)	5

Total	$69	$(25)	$(35)	$9

A reduction of $4 million in employee severance liabilities (selling, general and administrative expenses) relating to lower than anticipated severance costs associated with this plan, including a reduction in anticipated

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

health-related benefits, was recorded during 2004. The following table summarizes the status of the Q1 2003 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2004 (in millions):

	Accrued at 12/31/03	Cash Settlements	Adjustments	Accrued at 12/31/04
Employee Severance	$4	$—	$(4)	$—
Facilities / Capital Assets	5	(4)	—	1

Total	$9	$(4)	$(4)	$1

The nature of all charges related to the Q1 2003 Plan summarized in the tables above is as follows:

•	Employee Severance—Gateway recorded an $18 million charge primarily related to severance benefits to terminated employees in the United States. Gateway terminated approximately 1,900 employees during the first quarter of 2003, including approximately 900 retail store employees, 500 manufacturing employees and 500 administrative personnel.

•	Facilities / Capital / Operating Assets—Gateway recorded a charge of $51 million related to the closure of 76 retail stores, including an accrual of approximately $13 million related to the present value of future lease commitments, net of expected recoveries, $4 million in other related expenses and the write-off of $34 million of abandoned fixed assets related to retail stores that were closed.

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail locations and other company sites. A pre-tax charge of $109 million ($16 million in cost of goods sold and $93 million in selling, general and administrative expenses) was recorded in 2002 to provide for these actions. Included in the pre-tax charge of $109 million is $55 million for asset write-downs related to the impairment of certain long-lived assets that were abandoned during the quarter. The significant restructuring activities were completed during 2002, however, payments continued through 2004.

The following table summarizes the status of the Q1 2002 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2002 (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/02
Employee Severance	$30	$(28)	$(2)	$—
Facilities / Capital Assets	59	(7)	(43)	9
Operating Assets	20	(8)	(10)	2

Total	$109	$(43)	$(55)	$11

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2003, Gateway recorded an additional $3 million charge, included in cost of goods sold, for further asset write-downs. The following table summarizes the status of the Q1 2002 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2003 (in millions):

	Accrued at 12/31/02	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/03
Facilities / Capital Assets	$9	$3	$(4)	$(3)	$5
Operating Assets	2	—	(1)	—	1

Total	$11	$3	$(5)	$(3)	$6

During the third quarter of 2004, Gateway recorded an adjustment of $1 million, included in selling, general and administrative expenses, due to higher than expected recovery on lease obligations. The following table summarizes the status of the Q1 2002 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2004 (in millions):

	Accrued at 12/31/03	Cash Settlements	Adjustments	Accrued at 12/31/04
Facilities / Capital Assets	$5	$(2)	$(1)	$2
Operating Assets	1	(1)	—	—

Total	$6	$(3)	$(1)	$2

The nature of all charges related to the Q1 2002 Plan summarized in the tables above is as follows:

•	Productivity Initiatives—Gateway recorded a $30 million charge related to severance benefits to terminated employees in the United States. Gateway terminated approximately 2,400 employees during the quarter ended March 31, 2002, including approximately 1,400 employees primarily related to sales and customer service, 600 manufacturing employees and 400 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $62 million charge related to the abandonment of certain capital assets, including $30 million related to the closure of certain of Gateway’s facilities and $16 million primarily related to the abandonment of certain information technology projects in the United States. Gateway recorded charges of approximately $16 million, principally related to future lease commitments, net of expected recoveries, as a result of closing certain of Gateway’s facilities.

•	Operating Assets—Gateway recorded a charge of $20 million related to the closing of 19 stores in the U.S. In connection with these store closings, Gateway recorded approximately $10 million in exit costs related to future lease commitments, net of expected recoveries, and $10 million for impairment of store assets that were abandoned during the quarter ended March 31, 2002.

Third Quarter 2001 Plan (“Q3 2001 Plan”):

During the third quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities, including its company-owned international operations. Pre-tax charges of $454 million (including non-cash charges of $229 million) were recorded in 2001, to provide for these actions. The charges are included in cost of goods sold and selling, general and administrative expenses. The significant restructuring activities were completed during 2001; however, payments are expected to continue through 2004.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of the Q3 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2001 (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/01
Employee Severance	$33	$(24)	$(2)	$7
Facilities / Capital Assets	93	(8)	(83)	2
Operating Assets	5	(2)	(2)	1
International Restructuring	301	(81)	(131)	89
Other	22	(2)	(11)	9

Total	$454	$(117)	$(229)	$108

In the first quarter of 2002, an adjustment to reduce these charges by $10 million was recorded due to higher than expected recovery on assets. The following table summarizes the status of the Q3 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2002 (in millions):

	Accrued at 12/31/01	Cash Settlements	Adjustments	Accrued at 12/31/02
Employee Severance	$7	$(7)	$—	$—
Facilities / Capital Assets / Operating Assets	3	(1)	—	2
International Restructuring	89	(46)	(10)	33
Other	9	(9)	—	—

Total	$108	$(63)	$(10)	$35

In the first quarter of 2003, Gateway recorded an additional charge of $2 million, included in cost of goods sold, for further asset write-downs. The following table summarizes the status of the Q3 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2003 (in millions):

	Accrued at 12/31/02	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/03
Facilities / Capital Assets	$2	$2	$(1)	$(2)	$1
International Restructuring	33	—	(33)	—	—

Total	$35	$2	$(34)	$(2)	$1

Gateway recorded a $6 million charge for the year ended December 31, 2004 representing a further reduction in the value of facilities closed in connection with this plan. The following table summarizes the status of the Q3 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2004 (in millions):

	Accrued at 12/31/03	Charges	Non-Cash Settlements	Cash Settlements	Accrued at 12/31/04
Facilities / Capital Assets	$1	$6	$(6)	$(1)	$—

The nature of all charges related to the Q3 2001 Plan summarized above is as follows:

•	Productivity Initiatives—Gateway recorded charges of $33 million in 2001 related to severance benefits to terminated employees in the United States and Canada. Gateway terminated approximately

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2,600 employees in the United States during the quarter ended September 30, 2001, including approximately 600 manufacturing employees, 700 call center employees, 1,000 employees primarily related to sales and customer service and 300 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded charges of $93 million in 2001 related to the abandonment of certain capital assets, including $66 million primarily related to the abandonment of certain information technology projects in the United States and $17 million related to the impairment of assets that were abandoned. Gateway also recorded approximately $10 million in charges principally related to future lease commitments, net of expected recoveries, and other costs, as a result of consolidation and closure of certain of its facilities. An additional $6 million primarily representing further reduction in assets held for sale was recorded in 2004 in connection with facilities closed under this plan.

•	Operating Assets—Gateway recorded a charge of $5 million, related to the closing of 6 stores in the United States. In connection with these store closings, Gateway recorded approximately $3 million in the third quarter of 2001 in exit costs related to future lease commitments, net of expected recoveries. Gateway also recorded $2 million in the third quarter of 2001 for the impairment of store assets that were abandoned during that quarter.

•	International Restructuring—During the third quarter of 2001, Gateway made the decision to exit substantially all of its company-owned international operations. As a result, Gateway recorded a charge of $301 million during the third quarter of 2001. The charge included $131 million for impairment of assets, $68 million associated with the settlement of certain contractual obligations including warranty obligations for customers, repayment of an economic development grant, and termination for contracts with service providers, $70 million related to severance for 1,300 employees in Europe and 1,500 employees in Asia Pacific, $19 million for lease commitments, net of expected recoveries, and $13 million related to administrative costs incurred in connection with the winding up of international operations. In the first quarter of 2002, an adjustment of $10 million was recorded primarily due to a higher than expected recovery on assets.

•	Other—In the third quarter of 2001, Gateway recorded a charge of $11 million related to the settlement of certain contractual obligations and $11 million for impairment of assets.

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail locations, consolidate facilities, redefine its information technology strategy, and exit certain other activities. Pre-tax charges of $422 million, were recorded in 2001 to provide for these actions and other related items. The charges are included in cost of goods sold and selling, general and administrative expenses. Included in the pre-tax charges of $422 million is $306 million for asset write-downs and additional depreciation expense related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts. The significant restructuring activities were completed in 2001; however, payments continued through 2004.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of the Q1 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2001 (in millions):

	Charges	Cash Settlements	Non-Cash Settlements	Accrued at 12/31/01
Employee Severance	$39	$(39)	$—	$—
Facilities / Capital Assets	99	(1)	(91)	7
Operating Assets	81	(16)	(54)	11
International Restructuring	48	(27)	(21)	—
Impairment of Goodwill and Related Intangibles	140	—	(140)	—
Other	15	(15)	—	—

Total	$422	$(98)	$(306)	$18

The following table summarizes the status of the Q1 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2002 (in millions):

	Accrued at 12/31/01	Cash Settlements	Accrued at 12/31/02
Facilities / Capital Assets	$7	$(5)	$2
Operating Assets	11	(5)	6

Total	$18	$(10)	$8

Gateway recorded charges of $4 million in 2003 related to lease accruals on facilities closed under this plan. The following table summarizes the status of the Q1 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2003 (in millions):

	Accrued at 12/31/02	Charges	Cash Settlements	Accrued at 12/31/03
Facilities / Capital Assets	$2	$4	$(2)	$4
Operating Assets	6	—	(5)	1

Total	$8	$4	$(7)	$5

Gateway recorded charges of $5 million to this plan for the year ended December 31, 2004 representing additional lease liabilities on vacated facilities that have not yet been sublet as originally anticipated. The following table summarizes the status of the Q1 2001 Plan, including restructuring charges incurred and settlements made as of and for the year ended December 31, 2004 (in millions):

	Accrued at 12/31/03	Charges	Cash Settlements	Accrued at 12/31/04
Facilities / Capital Assets	$4	$5	$—	$9
Operating Assets	1	—	(1)	—

Total	$5	$5	$(1)	$9

The nature of all charges related to the Q1 2001 Plan summarized in the tables above is as follows:

•	Employee Severance—Gateway recorded a $39 million charge related to severance benefits to terminated employees in the United States and Canada all of which was paid prior to December 31,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001. Gateway terminated approximately 2,400 employees during the quarter ended March 31, 2001, including approximately 1,850 employees primarily related to sales and customer service, 400 manufacturing employees and 150 other administrative personnel.

•	Facilities/Capital Assets—Gateway recorded a $99 million charge related to the abandonment of certain capital assets during the first quarter of 2001, including $78 million primarily related to the abandonment of certain information technology projects in the United States. In addition, Gateway recorded $8 million principally related to lease commitments, net of expected recoveries, as a result of consolidating certain of Gateway’s facilities. Gateway also reduced its estimate of the useful lives of assets related to facilities that had not yet been vacated and recorded an additional $13 million of depreciation expense. Additional charges of $4 million and $5 million were recorded in 2003 and 2004, respectively, representing additional lease liabilities on vacated facilities that have not been sublet as originally anticipated.

•	Operating Assets—Gateway recorded a charge of $81 million related to the closing of 27 stores in the U.S. and 11 stores in Canada and the decision to exit the majority of its store-within-a-store locations. In connection with these store closings, Gateway recorded approximately $27 million in exit costs related to future lease commitments, net of expected recoveries, and $42 million for impairment of store assets that were abandoned during the year ended December 31, 2001. Gateway also reduced its estimate of the useful lives of assets related to stores that had not yet been closed and recorded $12 million of additional depreciation expense.

•	International Restructuring—Gateway recorded a charge of $48 million related to its international restructuring activities, including $7 million for lease commitments, net of expected recoveries, associated with the closing of stores, $16 million for impairment of assets at closed facilities, an accrual of $18 million related to severance for 220 employees in Europe and 210 employees in Asia Pacific and $2 million of other charges. Gateway also reduced its estimate of useful lives of assets related to facilities that had not yet been closed and recorded an additional $5 million of depreciation expense.

•	Impairment of goodwill and related intangibles—In late March 2001, Gateway decided to abandon the business and technology related to the acquisition of NECX Direct, LLC. As a result, upon review of the estimated cash flows of the NECX business from the decision date to the disposition date and Gateway’s determination that the assets had no alternative future uses, the estimated value of the NECX goodwill was determined to be zero. Gateway consequently wrote off the unamortized value of the NECX goodwill, resulting in a $140 million impairment charge recorded in 2001.

•	Other—Other exit activities total $15 million for contract termination fees, including the service provider for gateway.net customers.

The following table outlines the anticipated future cash outlays, including amounts included in the lease payment tables provided in Note 5, associated with all restructuring plans (in thousands):

Fiscal 2005	$42,182
Fiscal 2006	13,188
Fiscal 2007	7,270
Fiscal 2008	3,823
Fiscal 2009	3,714
Thereafter	8,342

Total accrued restructuring liability	$78,519

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired an approximate 17% interest (on an as-converted basis) in another company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers. The controlling shareholder of this company was named to the Gateway management team in March 2004 and Gateway implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and this company. Gateway has entered into an approximate $4 million software development arrangement with this company and paid approximately $42.5 million and $0.5 million for the services described above during the years ended December 31, 2004 and 2003, respectively. No amounts were paid to this company by Gateway in 2002.

GATEWAY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2003 and 2004

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period
Year ended December 31, 2002:
Allowance for uncollectible accounts receivable	$4,469	$11,139	$10,488	$5,120

Allowance for losses on finance receivables	$3,163	$—	$3,163	$—

Year ended December 31, 2003:
Allowance for uncollectible accounts receivable	$5,120	$11,297	$10,809	$5,608

Year ended December 31, 2004:
Allowance for uncollectible accounts receivable	$5,608	$11,198	$13,224	$3,582

Item 9.    Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

On March 4, 2004, Gateway was notified by PricewaterhouseCoopers LLP, the Company’s independent accountant at that time, that it declined to stand for reelection for the year ended December 31, 2004. The reports of PricewaterhouseCoopers LLP on the Company’s financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits of the Company’s financial statements for those years and through March 4, 2004, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on the Company’s financial statements for such years.

On April 7, 2004, the Audit Committee of the Board of Directors appointed and engaged Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2004. During the two fiscal years leading up to and through April 7, 2004, the Company had not consulted with Deloitte & Touche LLP regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Form 8-K).

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

The evaluation of our disclosure controls and procedures was performed in conjunction with the Audit Committee of our Board of Directors and included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, any corrective actions taken with regard to such deficiencies and weaknesses and any fraud involving management or other employees with a significant role in such controls and procedures.

Based on this evaluation and subject to the limitations noted below in this Item 9A, our CEO and CFO concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that the information relating to Gateway, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Gateway’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the design and effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gateway, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 2, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 2, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is to be incorporated by reference from Gateway’s 2005 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-K)

Item 11.    Executive Compensation

Information regarding the compensation of our directors and executive officers is to be incorporated by reference from Gateway’s 2005 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                   Matters

Information regarding ownership of our common stock by certain persons is to be incorporated by reference from Gateway’s 2005 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-K).

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of Gateway pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (in millions, excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	52.8	$10.80	21.1
Equity compensation plans not approved by security holders(2)(3)	10.8	$9.02	0
Total	63.6	$10.50	21.1

(1)	These plans are Gateway’s 1993 Stock Option Plan, 1993 Non-Employee Director Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1996 Long-Term Incentive Equity Plan and 2000 Equity Incentive Plan.
(2)	Gateway’s sole equity compensation plan not previously submitted to stockholders for approval is our 2000 Employee Equity Incentive Plan, which was only used as an interim vehicle prior to the submission of our 2000 Equity Incentive Plan for stockholder approval. The 2000 Employee Equity Incentive Plan, which covered approximately 800,000 common stock shares at a weighted average exercise price of $56.67, was terminated upon receiving such stockholder approval.

(3)	Includes a stock option grant to purchase 10 million shares of Gateway common stock shares, issued at a per share exercise price of $5.19. This stock option was granted to Wayne R. Inouye in connection with him joining Gateway as our Chief Executive Officer upon Gateway’s acquisition of eMachines on March 11, 2004. The options vest over the course of a back-loaded, four-year timeframe, intended to encourage long-term retention, with a vesting schedule of one-tenth, two-tenths, three-tenths and four-tenths of the options over each of the next four years beginning March 11, 2004.

Item 13.    Certain Relationships and Related Transactions

Information regarding relationships or transactions between our affiliates and us is to be incorporated by reference from Gateway’s 2005 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is to be incorporated by reference from Gateway’s 2005 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-K).

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

(1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on Page 41 of this Report.

(2) Exhibits. Exhibits identified in parentheses below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 30, 2004, by and among Gateway, Inc., Gateway Sub, LLC, Gateway Sub II, LLC and EM Holdings, Inc.	8-K	2.1	February 3, 2004

3.1	Restated Certificate of Incorporation of Gateway, Inc., as amended	10-K	3.1	February 12, 2002

3.2	Amended and Restated Bylaws of Gateway, Inc.	10-Q	3.2	August 6, 2004

3.3	Rights Agreement, dated as of January 19, 2000, between Gateway, Inc. and UMB Bank, N.A., as Rights Agent, including all exhibits thereto.	8-A	1.0	February 4, 2000

4.1	Form of Stockholders’ and Registration Rights Agreement, by and among Gateway, Inc., Mr. Lap Shun (John) Hui and certain Gateway, Inc. stock recipients	8-K	2.1	February 3, 2004 (Exhibit B within Exhibit 2.1)

4.2	Indenture between Gateway, Inc. and U.S. Bank National Association, as Trustee (including form of 1.50% Senior Convertible Notes due 2009 and form of 2.00% Senior Convertible Notes due 2011), dated as of December 21, 2004	8-K	10.1	December 21, 2004

10.1	Tax Indemnification Agreement dated as of December 6, 1993 between Gateway, Inc., and Theodore W. Waitt and the Norman W. Waitt, Jr. S Corp. Trust.*	10-K	10.1	March 31, 1994

10.2	Indemnification Agreement dated as of December 6, 1994 between Gateway, Inc., and Theodore W. Waitt.*	10-K	10.2	March 31, 1995

10.3	Registration Agreement dated February 22, 1991 between Gateway, Inc., Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp. Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993*	S-1	10.11	1993

10.4	Gateway, Inc. 1993 Stock Option Plan for Executives and Key Employees*	S-1	10.6	1993

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
10.5	Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter*	S-1	10.8	1993

10.6	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated*	10-K	10.7	February 12, 2002

10.7	Gateway, Inc. 2000 Equity Incentive Plan, as amended and restated*	10-Q	10.18	August 14, 2000

10.8	Gateway, Inc 1996 Non-Employee Directors Stock Option Plan as amended.*	10-Q	10.20	August 14, 1998

10.9	Gateway, Inc. Management Incentive Plan, as amended*	10-Q	10.10	July 24, 2001

10.10	Gateway, Inc. Deferred Compensation Plan, as amended*	10-K	10.11	March 31, 1999

10.11	Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended*	10-Q	10.19	August 16, 1999

10.12	Change in Control Compensation Plan, as amended*	10-K	10.12	April 15, 2003

10.13	Letter Agreement between Gateway, Inc. and Roderick M. Sherwood III dated as of August 23, 2002*	10-K	10.13	April 15, 2003

10.14	Letter Agreement between Gateway, Inc. and Joseph Formichelli dated December 19, 2002*	10-K	10.14	April 15, 2003

10.15	Letter Agreement between Gateway, Inc. and Scott Edwards dated December 23, 2002*	10-K	10.15	April 15, 2003

10.16	Letter Agreement between Gateway, Inc. and Jocelyne Attal dated August 22, 2003, including a supplemental letter dated August 25, 2003*	10-Q	10.16	November 14, 2003

10.17	Employment Agreement, dated as of January 30, 2004, by and between Wayne R. Inouye and Gateway, Inc.*	10-K	10.17	February 27, 2004

10.18	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Lap Shun (John) Hui and Gateway, Inc.	10-K	10.18	February 27, 2004

10.19	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Wayne R. Inouye and Gateway, Inc.*	10-K	10.19	February 27, 2004

10.20	Credit Agreement dated October 30, 2004, among Gateway, Inc, Gateway Professional LLC, Gateway Manufacturing LLC, eMachines, Inc.; other Credit Parties signing the Credit Agreement; General Electric Capital Corporation; and other Lenders signing the Credit Agreement	8-K	10.1	November 2, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
10.21	Stock Purchase Agreement between America Online, Inc. and Gateway, Inc. dated as of November 1, 2004	8-K	10.1	November 5, 2004

10.22	Stock Transfers and Future Payments Agreement between America Online, Inc. and Gateway, Inc. dated as of November 1, 2004	8-K	10.2	November 5, 2004

16(a)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated March 11, 2004 regarding its agreement with the statements made in this report on Form 8-K	8-K	16(a)	March 11, 2004

21.1	List of subsidiaries			Filed herewith

23.1	Consent of Deloitte & Touche LLP			Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP			Filed herewith

24.1	Powers of attorney			Included herein on the signature page of this Annual Report on Form 10-K

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith

*	Indicates a management contract or compensatory plan.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

This Report contains the following trademarks and service marks of Gateway, many of which are registered: Gateway, the “Black and White Spot” Design, and Gateway Profile. The following trademarks of other companies also appear in this Report: Intel, Microsoft, and Windows XP. These and any other product or brand names contained herein are trademarks or registered trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2005.

GATEWAY, INC.

By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ KELLI A. RICHARD
Kelli A. Richard Vice President and Controller—Accounting and External Financial Reporting (principal accounting officer)

Each person whose signature appears below constitutes and appoints Roderick M. Sherwood III, Michael R. Tyler and Robert M. Saman, or any one of them, his attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 3, 2005:

Signature	Title

/s/ WAYNE R. INOUYE Wayne R. Inouye	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KELLI A. RICHARD Kelli A. Richard	Vice President and Controller—Accounting and External Financial Reporting (Principal Accounting Officer)

/s/ THEODORE W. WAITT Theodore W. Waitt	Chairman of the Board

/s/ CHARLES G. CAREY Charles G. Carey	Director

/s/ GEORGE H. KRAUSS George H. Krauss	Director

/s/ DOUGLAS L. LACEY Douglas L. Lacey	Director

Signature	Title

/s/ JOSEPH G. PARHAM, JR. Joseph G. Parham, Jr.	Director

/s/ RICHARD D. SNYDER Richard D. Snyder	Director