Form 10-Q
period 2005-03-31
GATEWAY INC
filed 2005-05-10
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-22784

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

As of May 6, 2005 there were 371,248,592 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of May 6, 2005 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the quarter ended March 31, 2005

I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2005 and 2004

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net sales	$837,781	$868,383
Cost of goods sold	757,416	760,054

Gross profit	80,365	108,329
Selling, general and administrative expenses	88,126	296,024

Operating loss	(7,761)	(187,695)
Other income, net	1,814	6,167

Loss before income taxes	(5,947)	(181,528)
Benefit for income taxes	761	12,785

Net loss	(5,186)	(168,743)
Preferred stock dividends and accretion	—	(2,789)

Net loss attributable to common stockholders	$(5,186)	$(171,532)

Basic and diluted net loss per share	$(0.01)	$(0.51)

Basic and diluted weighted average shares outstanding	371,152	335,399

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2005 and December 31, 2004

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$298,825	$327,793
Marketable securities	229,589	260,537
Accounts receivable, net	314,879	342,121
Inventory	186,120	196,324
Other	271,745	217,663

Total current assets	1,301,158	1,344,438
Property, plant and equipment, net	69,422	102,657
Intangible assets, net	92,780	95,392
Goodwill	155,619	155,619
Other assets, net	73,311	73,681

	$1,692,290	$1,771,787

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit facility	$25,000	$50,000
Accounts payable	567,869	532,329
Accrued liabilities	211,613	271,912
Accrued royalties	52,270	41,796
Other current liabilities	216,791	226,615

Total current liabilities	1,073,543	1,122,652
Senior convertible notes	300,000	300,000
Other long-term liabilities	84,051	104,098

Total liabilities	1,457,594	1,526,750

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 375,129 and 374,941 shares issued at March 31, 2005 and December 31, 2004, respectively	3,751	3,749
Common stock in treasury, at cost; 3,888 and 2,725 shares at March 31, 2005 and December 31, 2004, respectively	(22,648)	(15,764)
Additional paid-in capital	965,730	965,114
Deferred stock-based compensation	(11,163)	(14,439)
Accumulated deficit	(699,233)	(694,047)
Accumulated other comprehensive income (loss)	(1,741)	424

Net stockholders’ equity	234,696	245,037

	$1,692,290	$1,771,787

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2005 and 2004

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,186)	$(168,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-downs of long-lived assets	8,810	69,332
Depreciation and amortization	13,596	33,280
Stock-based compensation	3,276	844
Provision for doubtful accounts receivable	2,123	2,402
Loss on sales of investments	87	1,417
Other, net	119	902
Changes in operating assets and liabilities, net of effects of eMachines’ acquisition:
Accounts receivable	25,119	(4,033)
Inventory	10,204	53,726
Other assets	(33,970)	9,476
Accounts payable	28,739	(50,447)
Accrued liabilities	(62,219)	(26,044)
Accrued royalties	10,474	(10,500)
Other liabilities	(29,871)	(17,882)

Net cash used in operating activities	(28,699)	(106,270)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	28,423	122,741
Cash paid in acquisition of eMachines, net of cash acquired	—	(37,561)
Capital expenditures	(4,310)	(9,950)

Net cash provided by investing activities	24,113	75,230

Cash flows from financing activities:
Payments on revolving credit facility	(25,000)	—
Payment of preferred stock dividends	—	(2,960)
Proceeds from common stock option exercises	618	934

Net cash used in financing activities	(24,382)	(2,026)

Net decrease in cash and cash equivalents	(28,968)	(33,066)
Cash and cash equivalents, beginning of period	327,793	311,520

Cash and cash equivalents, end of period	$298,825	$278,454

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in eMachines’ acquisition	$—	$214,623

Value of restricted shares not converted to unrestricted shares upon vesting (see Note 1)	$6,884	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway” or “Company”) as of and for the three months ended March 31, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed in (h) below and restructuring, transformation and integration charges as discussed in Note 7. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in Gateway’s 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”) and PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. Convergence and PC related products and services (“Non-PC/convergence”) consist of all products and services other than the PC, such as plasma and LCD TVs, digital music players, peripherals, software, accessories, extended warranty services, training, internet access, and enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company. These unaudited condensed consolidated financial statements include eMachines’ results of operations subsequent to March 11, 2004. On April 9, 2004, Gateway closed its 188 retail stores to pursue wider distribution of its products through third-party retail partners (domestic and international) in addition to continued direct-sales of products to consumers and businesses via Gateway’s sales force, website and phone centers.

The significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements of Gateway are as follows:

(a)    Basis of Presentation:

The condensed consolidated financial statements include the accounts of Gateway and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Gateway regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been below original cost, Gateway’s ability and intent to continue holding the investment, the regulatory, economic or technological environment of the investee, performance of the investee’s stock price in relation to the stock price of its competitors and the market in general, analyst recommendations and forecasts and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that an other-than-temporary decline in the value of an investment has occurred, Gateway records an impairment charge to income in that period.

Included in marketable securities as of March 31, 2005 are unrealized losses of $2.7 million. The underlying securities are primarily federal, state and municipal, mortgage-backed, and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. Approximately $0.4 million of unrealized losses relates to securities that have been in an unrealized loss position greater than 12 months. No other-than-temporary impairment charge was necessary or recorded during the first quarter of 2005 or 2004.

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

The company capitalizes only those direct costs associated with the actual development of internal use software including design, coding, installation and testing. Costs associated with preliminary development such as the evaluation and selection of alternatives as well as training and maintenance are expensed as incurred.

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income (loss).

As part of Gateway’s restructuring efforts primarily resulting from the acquisition of eMachines and closure of its remaining retail stores during the first and second quarters of 2004, the estimated useful lives of certain assets were shortened. The estimated useful lives of certain store assets had previously been shortened effective January 1, 2003 in connection with the closing of 76 stores in the first quarter of 2003. Additionally, effective July 1, 2003, Gateway reduced the estimated service lives for certain information technology assets to twelve months in connection with certain outsourcing initiatives. These revisions to estimated useful lives resulted in additional depreciation expense of $3.0 million ($0.01 per share) and $7.5 million ($0.02 per share) for the first three months of 2005 and 2004, respectively. The effects of these changes in estimated useful lives will be present in future quarters until such time as the assets are fully depreciated.

Total depreciation expense was $11.0 million (including $3.0 million due to the changes in estimated useful lives) and $30.5 million (including $7.5 million due to changes in estimated useful lives) for the first three months of 2005 and 2004, respectively.

(g)    Intangible Assets and Goodwill:

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate an event of impairment may exist. Non-amortizable intangible assets, including goodwill, are reviewed for impairment annually during the fourth quarter (based on the discounted cash flow model under the income approach) or whenever events or circumstances indicate an event of impairment may exist.

During the fourth quarter of 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the assets’ use, resulting in additional amortization expense of $1.1 million for the first three months of 2005. Total intangible asset amortization expense was $2.6 million (including the $1.1 million in accelerated amortization) and $2.8 million for the first quarter of 2005 and 2004, respectively.

(h)    Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted net future cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value based on appraised or other estimated values. Impairment charges of $8.8 million related to one of our facilities that has been classified as held for sale were recorded in the first quarter of 2005. This compares with impairment charges of $70 million in the first quarter of 2004, primarily due to Gateway’s decision to close the retail stores effective April 9, 2004, certain other facility closures and certain transformation and integration efforts (see Note 7).

(i)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(j)    Warranty:

Gateway provides standard warranties with the sale of its products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. Gateway has experienced a decline in its required levels of accrued warranties in recent years due to the shortening of warranty periods coupled with the increasing assumption of warranty repair costs by the original design manufacturers who produce the Company’s products. A summary of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and other long-term liabilities, for the first three months of 2005 and 2004 is as follows (in thousands):

	2005	2004
Accrued warranty, beginning of the period	$19,291	$26,897
Accruals for warranties issued during the period	9,852	13,708
Settlements made	(9,359)	(18,869)

Accrued warranty, end of the period	$19,784	$21,736

(k)    Trade Payables Program:

Gateway has an accelerated supplier payment program through which certain suppliers may elect to receive advance payment, up to an aggregate maximum of $38 million, from a designated finance company on invoices due to them by Gateway. Any difference between the original amount due to the supplier for the goods and/or services received and the amount ultimately required to be repaid by Gateway to the finance company, including fees and interest, is recorded as interest expense (or income, if applicable) for the period. Included in accounts payable is approximately $18 million that was advanced to suppliers and outstanding to the finance company as of March 31, 2005.

(l)    Deferred Stock-Based Compensation:

Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. Approximately 2.5 million and 300,000 shares vest on January 1, 2006 and 2007, respectively. Deferred stock-based compensation was $11.2 million as of March 31, 2005 and will continue to be amortized to compensation expense in future periods in accordance with the vesting schedule.

(m)    Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through Gateway’s store network, was recognized as the services were rendered. Revenue from internet services provided by third parties is recognized as the services are provided based on subscriber counts as reported to Gateway by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. Gateway records reductions to revenue for estimated commitments related to customer incentive programs and other sales incentives. These include, among other things, trade-ins and referral credits.

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized on a net basis (only that portion owed to Gateway for its efforts in the sale) at the time of sale. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue for the first three months of 2005 and 2004 is as follows (in thousands):

	2005	2004
Extended warranty deferred revenue, beginning of the period	$178,381	$216,790
Additions to extended warranty deferred revenue	5,516	36,502
Extended warranty revenue recognized	(32,610)	(33,148)

Extended warranty deferred revenue, end of the period	$151,287	$220,144

During the fourth quarter of 2004, Gateway entered into an agreement with a third-party service provider to sell extended service plans on Gateway’s products to Gateway customers on behalf of that provider and its affiliates. Revenue sold on behalf of this administrator is recognized on a net basis at the time of sale except in States where law requires Gateway to be the legal obligor on extended service plans. In those instances, revenue is deferred and recognized over the service period; this revenue is included in the table above.

(n)    Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

(o)    Income Taxes:

The provision or benefit for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Gateway expects to maintain a full valuation allowance on potential future tax benefits until an appropriate level of profitability is sustained. Other current liabilities include tax liabilities related to current or future federal, state or foreign tax audits. See Note 5.

(p)    Net Loss Per Share:

Basic loss per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share (if applicable) is computed using net loss attributable to common stockholders, as adjusted, and the combination of the weighted average number of shares outstanding and all potentially dilutive common shares outstanding during the period unless the inclusion of such shares is anti-dilutive. Diluted shares outstanding for the first quarter of 2005 and 2004 excludes the following weighted average incremental shares as their effect is anti-dilutive given Gateway’s net losses for the periods (in thousands):

	2005	2004
Dilutive employee and director stock options	1,827	3,394
Shares issuable upon conversion of the senior convertible notes	34,762	—
Shares issuable upon conversion of Series A preferred stock	—	22,238
Shares contingently issuable on Series C preferred stock	—	5,939

Total anti-dilutive shares excluded	36,589	31,571

The Series A and Series C preferred stock was repurchased from America Online, Inc. in the fourth quarter of 2004. Gateway has also excluded from diluted loss per share 47,665 shares and 42,598 shares for the first quarter of 2005 and 2004, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the common shares for those periods.

(q)    Stock-based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the first quarter of 2005 and 2004:

	2005	2004
Dividend yield	—	—
Risk-free interest rate	4.0%	3.3%
Expected volatility	70%	71%
Expected option term (after vesting)	3.5 years	3.5 years

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant based on the assumptions above and applying graded vesting, net loss and net loss per share for the first three months of 2005 and 2004 would have resulted in the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders – as reported	$(5,186)	$(171,532)
Add: compensation expense included in net loss, net of related tax effects	3,276	844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,500)	(4,932)

Net loss attributable to common stockholders – pro forma	$(16,410)	$(175,620)

Net loss per share – as reported:
Basic and diluted	$(0.01)	$(0.51)

Net loss per share – pro forma:
Basic and diluted	$(0.04)	$(0.52)

(r)    Treasury Stock:

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. In January 2005, approximately 2.5 million of these shares vested and the executives surrendered their restricted stock certificates for fully vested, unrestricted shares and cash. Gateway issued 1.4 million shares of unrestricted stock (subject to certain limitations on disposition) and provided cash for the remaining 1.1 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. The 1.1 million shares were valued at their fair market value on the vesting date and are included in treasury stock for the first quarter of 2005. Treasury stock is accounted for under the cost method and is available for issuance.

(s)    Derivative Instruments, Hedging Activities and Foreign Currency:

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

(t)    Segment Data:

Gateway reports segment data based on the internal reporting that is used by senior management for making operating decisions and assessing performance. During the second quarter of 2004 and in connection with the acquisition of eMachines, Gateway reorganized its internal reporting structure and created two new segments, Retail and International. Gateway’s operating segments are Direct Sales (previously Consumer), Professional, Retail and International. The International segment currently meets the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is included in the Retail segment for external reporting purposes. See Note 8.

(u)    Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF No. 03-1 have been delayed pending issuance of additional implementation guidance. Management continues to monitor the FASB’s progress on this issue and does not expect adoption of the evaluation and measurement criteria, once finalized, will have a material impact on Gateway’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” which requires, among other things, that stock options be measured at fair value and recognized as expense in the financial statements. SFAS 123-R requires management to select an appropriate option-pricing model and make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing that value in the financial statements. The effective date of this Statement has been delayed until January 1, 2006. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from the pro forma stock option expense disclosures currently provided in Note 1.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset-retirement obligations whose timing or method of settlement is conditional upon future events should be recorded at fair value as soon as fair value can be reasonably estimated and provides guidance on whether fair value is considered reasonably estimable. Gateway adopted FIN 47 during the first quarter of 2005 and such adoption did not materially impact Gateway’s consolidated results of operations or financial position.

(v)    Reclassification:

During the first quarter of 2005, the Company reclassified restricted cash that had previously been included in cash and cash equivalents. Prior period information has been restated for consistency with current presentation.

2.    Comprehensive Loss:

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive loss for the first quarters of March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Comprehensive loss:
Net loss	$(5,186)	$(168,743)
Foreign currency translation	83	(601)
Unrealized gain (loss) on available-for-sale securities, net	(2,248)	155

	$(7,351)	$(169,189)

3. Selected Balance Sheet Information (in thousands unless otherwise noted):
	March 31, 2005	December 31, 2004
Accounts receivable, net:
Accounts receivable	$318,821	$345,703
Allowance for uncollectible accounts	(3,942)	(3,582)

	$314,879	$342,121

Inventory:
Components and subassemblies	$58,211	$60,965
Finished goods	127,909	135,359

	$186,120	$196,324

Approximately $73 million and $61 million of inventory was in-transit as of March 31, 2005 and December 31, 2004, respectively, primarily representing inventory in-transit from overseas manufacturers, including amounts in port awaiting delivery.

	March 31, 2005	December 31, 2004
Other current assets:
Prepaid expenses	$64,849	$58,270
Receivables from suppliers	103,343	78,678
Assets held for sale	47,000	34,312
Other	56,553	46,403

	$271,745	$217,663

The increase in supplier receivables stems from increased purchases of certain inventory components on behalf of our suppliers during the first quarter in anticipation of higher second quarter sales. The increase in assets held for sale is due to the company’s first quarter 2005 decision to actively market one of our facilities, which resulted in the reclassification of such facility out of property, plant and equipment and into assets held for sale.

	March 31, 2005	December 31, 2004
Property, plant and equipment, net:
Property, plant and equipment	$454,804	$493,856
Accumulated depreciation	(385,382)	(391,199)

	$69,422	$102,657

The decrease in property, plant and equipment primarily results from the impairment of certain facilities and assets in connection with the company’s restructuring and transformation efforts (see Note 7 for additional information) coupled with the reclassification of a facility to assets held for sale.

	March 31, 2005	December 31, 2004
Intangible assets, net:
Amortized intangible assets (customer relationships)	$99,000	$99,000
Accumulated amortization	(55,820)	(53,208)
Non-amortizable intangible assets (trademarks and tradenames)	49,600	49,600

	$92,780	$95,392

Other assets, net:
Restricted cash	$55,369	$55,179
Long-term investments	3,792	3,792
Deferred debt issue costs, net	9,146	9,559
Other	5,004	5,151

	$73,311	$73,681

Accrued liabilities:
Accrued expenses	$118,301	$154,326
Warranty	17,804	17,033
Restructuring (see Note 7)	54,619	78,519
Other	20,889	22,034

	$211,613	$271,912

The decrease in accrued expenses is primarily due to the first quarter 2005 payout of approximately $13 million in employee bonuses and a $4 million incremental payment toward independent labor accruals. The decrease in restructuring-related accruals is due to first quarter 2005 payouts under the company’s restructuring plans (see Note 7).

	March 31, 2005	December 31, 2004
Other current liabilities:
Deferred revenue	$90,924	$102,076
Income taxes payable	112,264	114,090
Other	13,603	10,449

	$216,791	$226,615

Other long-term liabilities:
Deferred revenue	$61,943	$77,670
Warranty	1,980	2,258
Deferred tax liabilities	19,840	19,840
Other	288	4,330

	$84,051	$104,098

The decrease in both current and long term deferred revenue is due to changes in Gateway’s extended warranty service offerings. Gateway previously sold its own extended service plan and recognized related revenues ratably over the contract service period. Beginning in the fourth quarter of 2004, Gateway began selling extended service plans on behalf of an independent third-party service plan administrator and its affiliates. Revenue on sales of third party extended warranties is recognized (net of amounts due the service provider) at the time of sale, except in those States where law requires Gateway to be the legal obligor on extended service plans. In those instances, revenue continues to be deferred and recognized over the service period.

	March 31, 2005	December 31, 2004
Accumulated other comprehensive income:
Foreign currency translation	$(1,460)	$(1,543)
Unrealized gain (loss) on available for sale securities, net of tax	(281)	1,967

	$(1,741)	$424

4.    Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. Gateway had borrowings outstanding under this credit agreement of $25 million, bearing interest at 3.71% as of March 31, 2005.

In December 2004, Gateway completed the sale of $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011 through a private placement to institutional investors. The notes are direct, unsecured and unsubordinated obligations of the Company and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 note is initially convertible into 115.8749 shares of Gateway common stock based on an initial conversion price of $8.63 or approximately 34.8 million shares in aggregate, at any time prior to the close of business on the business day immediately prior to scheduled maturity. Gateway may settle a conversion election in cash, common shares or a combination of both. Note holders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity, but note holders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31, beginning June 30, 2005.

Interest expense was $2.2 million and $0.2 million for the first quarter of 2005 and 2004, respectively.

5.    Income Taxes:

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded tax benefits of approximately $1 million in the first quarter of 2005 and $13 million for the reversal of previously accrued tax liabilities resulting from tax authority settlements during the first quarter of 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

6.    Commitments and Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at March 31, 2005, amounting to $36.9 million.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents and to delete three other patents from its infringement claims. As a result of the actions described below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. In January 2005, the Court began the Markman hearing to interpret the claims of the patents-in-suit. The Court interpreted the claims of three of the 19 patents-in-suit. The Markman hearing is scheduled to resume in July 2005. No discovery has yet been taken in the case and no trial date has been set.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case, and withdrawn the assertion of a number of claims of the remaining patents. The trial was held at the end of March 2005 and post-trial briefing was completed on April 21, 2005. An Initial Determination by the Administrative Law Judge is scheduled to be issued on or before June 7, 2005.

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

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. In February 2005, a Markman hearing was held and in March 2005 the Court issued an order interpreting the claims of the three asserted patents. Gateway has since withdrawn the assertion of two of the patents and is proceeding to trial on the remaining patent, which relates to multimedia PCs. A one week trial is scheduled to commence on May 23, 2005 before the same Administrative Law Judge presiding over the HPDC and HP ITC action.

On July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court in the Eastern District of Texas, by Amiga Development LLC, a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Gateway’s Chairman of the Board. The complaint filed by Amiga alleges that HP is infringing three patents owned by Amiga. A Markman hearing to interpret the claims of the asserted patent is set for December 2005 and trial is scheduled to commence in April 2006. Discovery has commenced and is ongoing.

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. As noted above, the dispute over these four patents has been consolidated with the HPDC v. Gateway matter pending in the United States District Court, Southern District of California.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and which was subsequently transferred to the United States District Court in the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and has conducted 25 days of hearings to date. The hearing is expected to resume in June 2005. The three actions, which have been consolidated for all purposes but trial, do not have a current trial date.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. A dispositive motion filed by the defendants was heard and denied by the Court in August 2004. It is anticipated that further dispositive motions on behalf of the defendants will be heard and ruled upon by the Court prior to trial. The Court has set a trial date for September 19, 2005.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Gateway reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At least quarterly Gateway reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The ultimate outcome of some of these matters cannot presently be determined or estimated. Gateway’s management believes the Company has sufficiently reserved for legal matters and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of its products and, in either case, its operating results and cash flows could be materially adversely affected.

7.    Restructuring, Transformation and Other Charges:

Gateway recorded a net $8 million in restructuring, transformation and other charges during the first quarter of 2004. A summary of such charges and the status of all restructuring plans with remaining accrued and unpaid balances follows.

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $14 million in selling, general and administrative expenses were recorded in the first quarter of 2005 relating to this plan. Adjustments of $5 million were recorded in the first quarter of 2005 primarily related to this plan due to better than expected recovery on Gateway retail store lease buyouts.

The following table summarizes the status of the Q1 2004 Plan as of March 31, 2005 (in millions):

	Accrued December 31, 2004	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued March 31, 2005
Employee Severance	$5	$1	$(3)	$—	$—	$3
Facilities/Capital/Operating Assets	46	13	(9)	(13)	(5)	32
Contract Termination Fees	7	—	(6)	—	—	1

Total	$58	$14	$(18)	$(13)	$(5)	$36

Additional related restructuring charges of approximately $3 million are expected to be recorded during the remainder of 2005, most likely in the second quarter under this plan.

Third Quarter 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain facilities. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions continued through the second quarter of 2004. The following table summarizes the status of the Q3 2003 Plan as of March 31, 2005 (in millions):

	Accrued December 31, 2004	Adjustments	Accrued March 31, 2005
Employee Severance	$2	$—	$2
Facilities/Capital Assets	7	(1)	6

Total	$9	$(1)	$8

An adjustment of $1 million was recorded in the first quarter of 2005, which relates to better than expected recovery on Gateway retail store lease buyouts.

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores. The Company also continued its focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. The significant restructuring activities were completed during the first quarter of 2003. Approximately $1 million related to lease liabilities was paid during the first quarter of 2005 and no liabilities remain under this plan as of March 31, 2005.

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail stores and other company sites. The significant restructuring activities were completed during 2002; however, payments are expected to continue through 2005. Approximately $2 million related to lease liabilities remained accrued and unpaid under this plan as of March 31, 2005.

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities. Approximately $9 million related to lease liabilities remained accrued and unpaid under this plan as of March 31, 2005.

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are $55 million (approximately $20 million on a net basis after including anticipated proceeds from the sale of assets) and are projected to be paid as follows: $30 million for the remainder of 2005, $11 million in fiscal 2006, $6 million in fiscal 2007 and $8 million thereafter.

8.    Segment and Concentration Data:

During the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. With the acquisition of eMachines, Gateway formed two new operating segments, Retail and International, and realigned the historical operating segments, Direct Sales (previously Consumer) and Professional during the second quarter of 2004. Management also realigned the allocation of certain corporate overhead expenses to the operating segments. Gateway’s revenues and operations are delineated by operating segment as follows:

•	Direct Sales – includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores which were closed on April 9, 2004;

•	Professional – includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers;

•	Retail – includes sales through third-party retail channels, including eMachines activity subsequent to the acquisition and Gateway products beginning in the third quarter of 2004, as well as activity by Gateway alone to certain third-party channel customers in the prior year;

•	International – includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Revenues from these segments are derived from sales of PC and Non-PC/convergence products and services. Gateway evaluates the performance of its segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as depreciation and amortization. Other costs excluded from segment operating income (loss) primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and integration charges discussed in Note 7.

Prior to the second quarter of 2004, Gateway’s reportable segments were Consumer and Professional. The following table, with prior year amounts reclassified for consistency with current presentation, sets forth summary information by segment (in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales:
Direct Sales	$149,853	$465,866
Professional	211,567	234,360
Retail (including International)	476,361	168,157

	$837,781	$868,383

Operating income (loss):
Direct Sales	$13,064	$(20,212)
Professional	6,255	7,488
Retail (including International)	27,030	1,017

	46,349	(11,707)

Non-segment expenses and restructuring, transformation and other charges	(54,110)	(175,988)

Consolidated operating loss	$(7,761)	$(187,695)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Personal computers (PC)	$677,284	$596,536
Non-PC/convergence	160,497	271,847

Total net sales	$837,781	$868,383

Best Buy accounted for approximately 29% of total net sales for the first quarter of 2005 and approximately 30% of accounts receivable, net at both March 31, 2005 and December 31, 2004. No single customer accounted for more than 10% of net sales for the first quarter of 2004.

9.    Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica. This related party provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers and is currently developing a customized customer service technology solution for Gateway. Gateway paid approximately $15.8 million and $3.1 million to Alorica for services during the first quarter of 2005 and 2004, respectively. We expect to continue to utilize the services of Alorica in 2005 at an increased level.

The sole common stock shareholder of Alorica, Andy Lee, was appointed to Gateway’s executive team in April 2004 as Senior Vice President of Information Technology/Web. Mr. Lee continues to hold the common stock of Alorica and Mr. Lee’s spouse is the current Vice President of Legal and Business Affairs at Alorica. Effective May 9, 2005, Mr. Lee resigned from his position at Gateway and agreed to provide consulting services to the company as an independent contractor.

Mr. Lee had general oversight for the implementation of technology provided by Alorica in his former position at Gateway. He also had provided limited input regarding Gateway’s use of other third party technical support service providers. Gateway has implemented procedures to provide for prior Audit Committee approval of all commercial relationships between Gateway and Alorica that exceed $500,000 per quarter in the aggregate. All other services provided by Alorica below this threshold are reviewed quarterly by independent senior management and the Audit Committee.

10.    Subsequent Event

On April 7, 2005, Gateway entered into a Marketing, Development and Settlement Agreement (the “Agreement”) with Microsoft Corporation that provides for an aggregate of $150 million in payments to Gateway (including $6 million to outside legal counsel) to be made in quarterly installments through the end of 2008. As part of the agreement, Gateway agreed to use a substantial majority of the proceeds to fund various marketing initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Gateway also released Microsoft from all antitrust claims. The Agreement does not limit Gateway’s ability to promote, distribute or otherwise support non-Microsoft products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2004 Annual Report on Form 10-K filed with the SEC in March 2005.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Factors that May Affect Gateway’s Business and Future Results” beginning on page 35 of this Quarterly Report or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Quarterly Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

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

Overview

Since its founding in 1985, Gateway has focused on marketing award-winning, quality personal computers and related products and providing personalized service at a price that represents value to consumers, businesses, government offices and educational institutions. We manage our business through our four operating segments: Direct Sales, Professional, Retail and International. Our strengths include our strong brand name recognition, our technologically advanced product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

With the acquisition of eMachines in March 2004, we significantly enhanced our overall efficiency and ability to compete, and gained greater access to third-party retail distribution networks. In the year since the eMachines acquisition, we have completely overhauled the distribution of our products to consumers, including the closure of our 188 Gateway-owned retail stores, the introduction of our products into more than 3,000 retail locations domestically including Best Buy, Circuit City, Comp USA, and Costco (among others) and expansion internationally. We have significantly reduced our SG&A cost structure, transitioned to a more efficient manufacturing model and consolidated our supply bases and service and support relationships to further drive efficiencies. Despite these accomplishments, we are still in the early days of the turnaround and there is much hard work remaining.

Some of the key developments and achievements since the beginning of 2005 include:

•	Continued cost structure improvements – selling, general and administrative (“SG&A”) expenses declined to $88 million in the first quarter of 2005, down 17% from the fourth quarter of 2004 and 70% from the first quarter of 2004. As a result of these cost saving efforts, net loss available to common shareholders for the first quarter of 2005 was $5 million as compared with a net loss available to common shareholders of $7 million in the fourth quarter of 2004 (excluding the one-time $100 million gain on the retirement of the Series A and C preferred stock) and a net loss available to common shareholders of $172 million in the first quarter of 2004. One of the keys to achieving sustainable profitability is to stringently focus on cost and overall efficiency in our operations, and this continued cost reduction momentum is designed to allow us to leverage our highly scalable model and low overhead structure to achieve growth across our business segments by providing excellent products with great value.

•	PC unit sales and Retail market share growth – we experienced continued sales momentum with our notebook products, flat panel, thin film transistor (“TFT”) liquid crystal display (“LCD”) monitors and the Retail segment. Notebook unit sales were up 72% from the first quarter of 2004, which includes the contribution of eMachines for the 20 days subsequent to March 11, 2004, and 30% on a combined-company basis, which assumes the inclusion of eMachines for the entire first quarter of 2004. Based on preliminary industry data, our Retail segment continued to gain market share from fourth quarter of 2004 levels, while the Professional segment maintained roughly the same market share and the Direct Sales segment lost market share as we continued to monitor marketing expenditures and focus on our third-party retail distribution model.

•	Continued Retail expansion – in January, we introduced our Gateway-branded products into more than 600 Circuit City retail stores in the United States.

•	Microsoft Agreement – in April we entered into a Marketing, Development and Settlement Agreement with Microsoft that will provide for an aggregate of $150 million (including $6 million to our outside legal counsel) in quarterly cash payments to Gateway through 2008, including approximately $40 million in 2005. As part of the agreement, we agreed to use a substantial majority of the proceeds to fund various marketing initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Gateway also released Microsoft from certain anti-trust claims as part of this agreement.

•	Exciting new products – we revamped our line of award-winning notebooks to provide for common components and image stability that protect our customer’s investment. Our highly configurable Gateway M460 notebook line was recognized for its ability to achieve more than 10 hours of battery life while our M680 line provides strong performance, dedicated graphics and 17-inch widescreen displays and our valued-based M360 notebook provides 15.4-inch widescreen displays in a slim design at an economical price point. Our eMachines line of desktop PCs continued to be a leader in the industry in value, with prices starting at just $359. For our Professional segment, we unveiled several powerful, high-density back-office computing platforms including our 9510 Series tower server, 9315 Series 1U rack-mount server and 9515 Series 2U rack-mount server. For our Direct Sales segment, we expanded our customization capabilities, introduced a new line of quiet and reliable BTX desktop PCs with numerous options including 64-bit computing support, and brought increased value and sleek designs to the display market with our new 30-inch LCD monitor.

A key to our long-term success is that Gateway has been, and will remain, a product-focused company. For the remainder of 2005, we plan to leverage our low-cost business model, drive growth in Professional, notebooks and TFT monitors, and further extend our success in Retail. We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include our ability to increase demand for our products, anticipate changing customer demands, continue to simplify our business, lower costs, manage our manufacturing suppliers, customer service and administrative relationships, and maintain gross margin dollar and percentage levels that provide sufficient fixed cost coverage to generate sustained profitability.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Gateway’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to the unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q summarizes the significant accounting policies and methods used in the preparation of Gateway’s consolidated financial statements.

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

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. One customer accounted for approximately 30% of accounts receivable, net, as of March 31, 2005.

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

Restructuring

Gateway has engaged and may continue to engage in restructuring actions which require our management to make significant estimates related to realizable values of assets made redundant or obsolete, expenses for severance and other employee separation costs, lease cancellation / lease buyout and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess facilities. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussion of restructuring charges in the Results of Operations section.

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

Litigation

Gateway is currently involved in certain legal proceedings (see Note 6). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability or resolution of pending matters could materially impact our results of operations in the period of adjustment.

Non-Amortized Intangible Assets Including Goodwill

Gateway capitalized $50 million related to the eMachines’ tradename and $156 million in goodwill in connection with its acquisition of eMachines in March 2004. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicated an event of impairment may have occurred or exist. Our fourth quarter review process utilizes the income method to estimate fair value based on a discounted future cash flow approach which relies on estimates about Gateway’s future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on Gateway’s weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our long-range planning process. A significant change in our Retail business could result in a material impairment of these assets.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our unaudited consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended March 31,
	2005	Increase (Decrease)	2004
Net sales	$837,781	(3.5)%	$868,383
Gross profit	$80,365	(25.8)%	$108,329
Percentage of net sales	9.6%		12.5%
Selling, general and administrative expenses	$88,126	(70.2)%	$296,024
Percentage of net sales	10.5%		34.1%
Operating loss*	$(7,761)	(95.9)%	$(187,695)
Percentage of net sales	(0.9)%		(21.6)%
Net loss attributable to shareholders	$(5,186)	(97.0)%	$(171,532)

PC units shipped	941	55.8%	604

*	Includes $8 million and $104 million of restructuring, transformation and integration charges in 2005 and 2004, respectively. See the “Restructuring Activities” section below for additional information.

Net Sales

Net sales were $838 million on shipments of 941,000 units in the first quarter of 2005 as compared with $868 million on shipments of 604,000 units for the same period last year. This 4% decline in net sales is primarily due to the closure of our Gateway retail stores in April 2004 ($266 million) and declines in Direct Sales and Professional segment sales ($73 million), partially offset by gains in the Retail segment ($308 million). Retail gains reflect the inclusion of eMachines’ net sales for the full first quarter in 2005 as compared with only 20 days in the first quarter of 2004, as well as significant growth in sales of Gateway-branded products which were introduced to third-party retail in the summer of 2004.

On a pro forma basis – which adds eMachines’ sales and units and subtracts Gateway retail store sales and units from the first quarter of 2004 for comparative purposes – net sales declined 8% and PC unit sales declined 12% year-over-year primarily due to the timing of a significant order from a major retail customer in the first quarter of 2004 ($71 million impact) and a first quarter 2005 market share loss in the Direct Sales segment.

The 56% increase in year-over-year unit shipments is primarily due to the full quarter inclusion of eMachines’ sales in the first quarter 2005 as compared with only 20 days in the prior year period.

According to preliminary International Data Corporation (“IDC”) market rankings, Gateway domestic market share was 5.7% for the first quarter of 2005 compared with 4.2% in the first quarter of 2004 on a Gateway stand-alone basis and 7.9% in the first quarter of 2004 on a pro forma combined company basis. The decline in market share on a pro forma basis is due to the timing of a significant order from a retail customer in the first quarter of 2004. See further discussion and analysis of first quarter net sales activity in the ‘Segment Performance’ and ‘Major Product Groups’ sections below.

Average PC unit prices fell to $720 in the first quarter of 2005 compared with $987 for the same period last year, due to a greater mix of Retail sales and lower-priced eMachines’ PC unit sales in 2005 as compared with last year, which included 20 days of eMachines net sales, and the elimination of the Gateway retail store sales, which had higher unit prices.

Gross profit

Gross profit was $80 million in the first quarter of 2005 as compared with $108 million (including $11 million in restructuring, transformation and integration charges) for the same period last year. Gross profit for the first quarter of 2005 includes a $4 million legal settlement benefit and a $4 million benefit from the reduction of certain retail rebate liabilities.

Excluding the $11 million in restructuring-related charges in the first quarter of 2004, gross profit declined $39 million year-over-year primarily due to a significant shift in sales from the Direct Sales segment to third-party retail, lower Non-PC/convergence product sales associated with the closure of the Gateway retail stores in April 2004 and increased price competition in our Direct Sales segment, partially offset by improvements in Retail segment gross profit. The shift in sales from our Direct Sales segment to third-party retail adversely affects gross profit due to lower Retail gross margins reflecting the fact that products sold to third party retailers are at wholesale prices as compared to retail pricing obtained through sales to customers directly at the former Gateway stores. The first quarter of 2005 improvements in Retail segment gross profit are primarily due to the acceptance of higher-margin Gateway products in third-party retail, increased sales of higher-margin portable products, and the fact that eMachines’ sales for the first quarter of 2004 did not significantly contribute to gross profit due to the write-up of eMachines’ finished goods inventory to fair value in connection with the eMachines’ purchase accounting last year.

Gross profit as a percentage of net sales for the first quarter of 2005 was 9.6% (with no impact from restructuring, transformation and integration charges) as compared to 12.5% (which includes 1.2 percentage points impact from restructuring and transformation charges) for the same period last year due to the factors described above.

Gross profit contribution from Non-PC/convergence products and services represented 74% of the gross profit dollars in the first quarter of 2005 as compared with 72% in the prior year. Gross profit contribution from Non-PC products, on a percentage basis, more than offset the reduced contribution from convergence products. See further discussion and analysis in the ‘Major Product Groups’ section below.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense totaled $88 million (including $8 million of restructuring, transformation and integration costs) in the first quarter of 2005, compared with $296 million (including $93 million of restructuring and transformation costs) for the same period last year. In addition to the decrease of restructuring, transformation and integration costs, the first quarter 2005 reductions in SG&A expense resulted from the closure of our retail stores in April 2004 ($75 million), reduced direct marketing costs partially related to the shift to third-party retail ($13 million), rationalization of IT expenses ($15 million), and reductions in corporate overhead and headcount costs and continued focus on other SG&A cost savings ($20 million) during the first quarter of 2005. We employed approximately 1,850 people during the first quarter of 2005 as compared with 7,400 for the same period last year.

As a percentage of net sales, SG&A was 10.5% (including 1.0% in restructuring, transformation and integration charges) in the first quarter of 2005 as compared with 34.1% (including 10.7% in restructuring, transformation and integration charges) for the same period last year.

Restructuring Activities

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce, and consolidate facilities. This is in addition to previous restructuring plans that were adopted in 2003 and 2002, including the first quarter 2003 plan to close 76 retail stores (in addition to four stores previously announced).

Restructuring, transformation and integration expenses totaled $8 million (all in SG&A) for the first quarter of 2005, primarily representing asset write-downs of $14 million, including $9 million related to a facility reclassified as an asset held for sale, offset by better than expected recovery on retail store lease buyouts of $6 million. This compares with $104 million ($11 million in cost of goods sold and $93 million in SG&A expenses) for the first quarter of 2004.

An estimated $3 million of restructuring, transformation and integration charges associated with the First Quarter 2004 Restructuring Plan remain and will likely be incurred in the second quarter of 2005.

Other Income, Net

Other income, net was $2 million for the first quarter of 2005, including $3 million of interest income and a $1 million gain on the extinguishment of certain extended warranty liabilities, partially offset by interest expense of $2 million. Other income, net of $6 million for the same period last year represents interest income. The year over year decline in interest income is primarily due to an overall reduction in the company’s average cash and marketable securities balances for the first quarter of 2005 as compared with the first quarter of 2004. The year-over-year increase in interest expense is due to the $300 million in senior convertible notes and amounts outstanding under our revolving credit facility in the first quarter of 2005 as compared with no debt outstanding in the first quarter of 2004.

Income Taxes

We recorded tax benefits of $1 million in the first quarter of 2005 and $13 million associated with the reversal of previously accrued tax liabilities during the first quarter of 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Dividends

We recorded preferred stock dividends of $3 million during the first quarter of 2004 related to our Series A and Series C preferred stock. These shares were retired through a repurchase from America Online, Inc, during the fourth quarter of 2004. Accordingly, no dividends were recorded during the first quarter of 2005.

Segment Performance

The following table presents Gateway’s net sales and operating results for the periods indicated by reportable segment (in thousands):

	First Quarter
	2005	Increase (Decrease)	2004
			(a)
Net sales:
Direct Sales	$149,853	(67.8)%	$465,866
Professional	211,567	(9.7)%	234,360
Retail (including International)	476,361	183.3%	168,157

Consolidated net sales	$837,781	(3.5)%	$868,383

Segment operating income (loss):
Direct Sales	$13,064	164.6%	$(20,212)
Professional	6,255	(16.5)%	7,488
Retail (including International)	27,030	2,557.8%	1,017

Consolidated segment operating income (loss)	46,349	(495.9)%	(11,707)
Non-segment expenses and other charges	(54,110)	(69.3)%	(175,988)

Consolidated operating loss	$(7,761)	(95.9)%	$(187,695)

(a)	During the second quarter of 2004, Gateway formed two new operating segments, Retail and International (currently aggregated in Retail), and realigned its historical segments, Consumer (now called “Direct Sales”) and Professional. Historical information in this table has been recast from previously reported information to conform to the new segments and provide consistency in reporting.

Direct Sales

The Direct Sales segment – comprising consumer and small business phone and web as well as residual Gateway store activity – delivered net sales of $150 million on PC unit shipments of 76,000 during the first quarter of 2005, compared to net sales of $466 million on unit sales of 212,000 for the same period last year. The net sales and unit decreases are primarily due to the closure of the retail stores in April 2004 ($266 million) and additional Direct Sales market share loss in the first quarter of 2005 due, in part, to a reduction in marketing expenditures for the Direct Sales segment and our focus on minimizing conflict with third-party retailers.

Direct Sales operating income improved to $13 million for the first quarter of 2005 from a loss of $20 million for the same period last year due to savings resulting from the closure of the retail stores in April 2004 and reduced marketing expenditures in 2005, partially offset by increased price competition and market share loss in the first quarter of 2005.

Professional

The Professional segment – comprising education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers – delivered net sales of $212 million on PC unit shipments of 147,000 during the first quarter of 2005 as compared with net sales of $234 million on unit shipments of 158,000 for the same period last year. The net sales and unit decreases are primarily due to price competition and some market share loss in the first quarter of 2005.

Professional segment operating income declined to $6 million in the first quarter of 2005 from $7 million for the same period last year due to increased price competition in 2005.

Retail (including International)

The Retail segment – third-party U.S. domestic and international retail – delivered net sales of $476 million on PC unit shipments of 718,000 during the first quarter of 2005 compared with $168 million on sales of 234,000 units for the same period last year. The first quarter of 2005 includes net sales of eMachines’ products for the full quarter compared to only 20 days in the first quarter of 2004.

On a pro forma basis – which includes eMachines’ net sales and units for the full quarter of 2004 – Retail segment net sales decreased 5% and unit shipments declined approximately 14%, respectively, in the first quarter of 2005 as compared with the same period last year. This decline is due to a significant decrease in unit shipments to one of our large U.S. Retail customers in the first quarter 2005 as compared with the first quarter 2004. Retail volumes with this major U.S. customer can vary considerably quarter by quarter as individual purchase contracts are awarded to different PC companies. Excluding the impact of this single customer, Retail segment net sales would have increased 12% in the first quarter of 2005 compared to the same period last year, primarily due to the acceptance of Gateway products in third-party retail.

In spite of this year-over-year volume decline at one of our Retail customers, preliminary data from IDC and The NPD Group indicate that Gateway gained domestic retail market share in the first quarter of 2005, reflecting increases in both the desktop and notebook categories.

Operating income for the Retail segment increased to $27 million for the first quarter of 2005 compared with $1 million for the same period last year. This reflects a full quarter of eMachines’ revenues and the associated gross profit contribution in the first quarter of 2005, compared to only 20 days revenue and a small gross profit contribution in the first quarter of 2004 due to the purchase accounting associated with the eMachines’ acquisition, which attributed $5 million in gross profit to eMachines’ inventory on the date of acquisition.

Non Segment Expenses

Non-segment expenses and other charges – restructuring, transformation and integration charges as well as other corporate and marketing overhead expenses – were $54 million (including $8 million in restructuring, transformation and integration charges) in the first quarter of 2005 compared with $176 million (including $104 million in restructuring, transformation and integration charges) for the same period last year. This decrease of $122 million in the first quarter of 2005 as compared with the same period last year was due primarily to the timing and scope of the First Quarter 2004 Restructuring Plan as compared with the smaller remaining charges in the first quarter of 2005. The decline also reflects reductions in corporate and marketing overhead expenses of $26 million as of the first quarter of 2005. See Note 7 to the Condensed Consolidated Financial Statements for further information concerning Gateway’s restructuring plans.

Major Product Groups

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended March 31,
	2005	As %	2004	As %
Desktops	$457,443	55%	$422,426	49%
Mobiles	208,918	25%	160,015	18%
Servers and other	10,923	1%	14,095	2%

Total personal computers (PC)	$677,284	81%	$596,536	69%
Non-PC/convergence	160,497	19%	271,847	31%

Total net sales	$837,781	100%	$868,383	100%

Personal computer sales represented 81% of net sales during the first quarter of 2005 as compared with 69% for the same period last year. This 14% year-over year increase in net sales is largely due to the company’s renewed focus on its core PC business and the inclusion of eMachines’ results for only 20 days in the first quarter of 2004. Net sales of mobile computers (notebooks) increased 31% during the first quarter of 2005 compared with the same period last year, resulting in an increase in US portable market share for the first quarter of 2005.

Non-PC/convergence sales represented 19% of net sales during the first quarter of 2005 as compared with 31% for the same period last year. This represents a 41% year-over-year decline and is largely due to lower sales of consumer electronics products due to the retail store closures in April 2004 and the company’s renewed focus on its core PC business. Non-PC/convergence offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet services, digital TVs, digital music players and enterprise system and networking products and services. Revenues from services comprised less than 10% of consolidated net sales for the first quarter of 2005 and 2004.

Gross profit contribution from Non-PC/convergence products and services represented 74% of total gross profit dollars for the first quarter of 2005 compared to 72% for the same period last year. Gross profit contribution from Non-PC products, on a percentage basis, more than offset reduced contribution from the decline in sales of convergence products due, in part, to the retail store closures in April 2004.

Liquidity and Capital Resources

Gateway exited the first quarter of 2005 with cash and marketable securities of $528 million as compared with $588 million at the end of 2004.

The following table summarizes the sources and uses of cash (excludes marketable securities) for the first quarters of 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash used in support of operating activities	$(28,699)	$(106,270)
Net cash provided by investing activities	24,113	75,230
Net cash used in financing activities	(24,382)	(2,026)

Net cash decrease in cash and cash equivalents	(28,968)	(33,066)

During the first quarter of 2005, we used $29 million in net cash in support of operations primarily reflecting net income of $23 million (adjusted for non-cash items) and a net $1 million decrease in accounts receivable, inventories and other assets, offset by a net $53 million decrease in accounts payable, accrued expenses (including $15 million in outlays related to our restructuring, transformation and integration activities) and other liabilities. This compares with a $106 million net use of cash in support of operations during the first quarter of 2004 that primarily reflected a net loss of $61 million (adjusted for non-cash items) and a net use of $104 million to pay outstanding payables and accrued liabilities, royalties and rebates, partially offset by a net $59 million reduction in accounts receivable, inventories, and other assets for the quarter. These amounts are net of the effects of the eMachines’ acquisition.

During the first quarter of 2005, we liquidated $28 million in marketable securities to assist in meeting our operating requirements and purchased $4 million of fixed assets, including progress payments on our new enterprise resource planning system. This compares with net marketable security liquidations of $123 million, partially offset by $38 million paid in acquisition of eMachines and $10 million in fixed asset acquisitions for the same period last year.

We repaid $25 million on our revolving credit agreement during the first quarter of 2005, leaving $25 million outstanding as of March 31, 2005. We also generated $1 million through stock option exercises during the first quarter of 2005. During the first quarter of 2004, we paid $3 million in preferred stock dividends and generated $1 million through stock option exercises. We are no longer required to pay preferred stock dividends due to the retirement of the Series A and Series C preferred stock in December 2004.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the periods indicated (dollars in thousands):

	March 31, 2005	December 31, 2004
Cash and marketable securities	$528,414	$588,330
Days of sales in accounts receivable (a)	34	30
Days inventory on hand (b)	22	19
Days in accounts payable (c)	(68)	(51)

Cash conversion cycle (d)	(12)	(2)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Days of sales in accounts receivable increased by 4 days due to an increased mix of Professional sales (as compared with the fourth quarter of 2004) and an increase in receivables from certain retailers. The average number of days in inventory increased by 3 days due to seasonal buildup of raw materials inventory associated with our Retail and Professional businesses and is comparable to our first quarter 2004 days of inventory on hand of 23 days. Days payable outstanding increased by 17 days due to seasonal payment patterns as accounts payable at the end of the first quarter of 2005 returned to levels consistent with the end of the first quarter of 2004.

Microsoft Agreement

In April 2005, Gateway entered into a Marketing, Development and Settlement Agreement with Microsoft Corporation that provides for Microsoft to make aggregate payments to Gateway of $150 million (including $6 million to our outside legal counsel) on a quarterly basis through the end of 2008. Gateway expects to receive approximately $40 million under this agreement during 2005.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. Borrowings under the agreement bear interest, at Gateway’s election, based on LIBOR or a base rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. As of March 31, 2005, we had borrowings outstanding under this credit agreement of $25 million bearing interest at 3.71%.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. The notes are direct, unsecured and unsubordinated obligations of the Company and rank equal in priority to our existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The Notes are convertible into approximately 34.8 million shares of our common stock at any time prior to the close of business on the business day immediately prior to maturity. We may settle this conversion in cash, shares or a combination of both. Note holders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of our common stock based on established formulas. We may not redeem the notes prior to maturity but note holders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon the occurrence of certain designated events. Interest is payable semi-annually each June 30 and December 31, beginning June 30, 2005.

Restructuring Obligations

We have approximately $55 million in remaining cash outlays (approximately $20 million on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring, transformation and integration activities. These amounts primarily represent ongoing lease obligations associated with excess facilities and the retail stores closed in April 2004. The eventual timing and amounts of net restructuring outlays are dependent upon the timing and proceeds levels that may be generated through the sale of assets. We currently project cash outlays (excluding proceeds from asset sales) will occur as follows: approximately $30 million during the remainder of 2005, $11 million in fiscal 2006, $6 million in fiscal 2007 and $8 million thereafter.

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

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2004 Annual Report on Form 10-K except as follows:

•	Supplier purchase commitments – Gateway utilizes several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by Gateway typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $156 million at March 31, 2005.

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

Related Party Transactions

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica. This related party provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers and is currently developing a customized customer service technology solution for Gateway. Gateway paid approximately $15.8 million and $3.1 million to Alorica for services during the first quarter of 2005 and 2004, respectively. We expect to continue to utilize the services of Alorica in 2005 at an increased level.

The sole common stock shareholder of Alorica, Andy Lee, was appointed to Gateway’s executive team in April 2004 as Senior Vice President of Information Technology/Web. Mr. Lee continues to hold the common stock of Alorica and Mr. Lee’s spouse is the current Vice President of Legal and Business Affairs at Alorica. Effective May 9, 2005, Mr. Lee resigned from his position at Gateway and agreed to provide consulting services to the company as an independent contractor.

Mr. Lee had general oversight for the implementation of technology provided by Alorica in his former position at Gateway. He also had provided limited input regarding Gateway’s use of other third party technical support service providers. Gateway has implemented procedures to provide for prior Audit Committee approval of all commercial relationships between Gateway and Alorica that exceed $500,000 per quarter in the aggregate. All other services provided by Alorica below this threshold are reviewed quarterly by independent senior management and the Audit Committee.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF No. 03-1 have been delayed pending issuance of additional implementation guidance. Management continues to monitor the FASB’s progress on this issue and does not expect adoption of the evaluation and measurement criteria, once finalized, will have a material impact on Gateway’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” which requires, among other things, that stock options be measured at fair value and recognized as expense in the financial statements. SFAS 123-R requires management to select an appropriate option-pricing model and make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing that value in the financial statements. The effective date of this Statement has been delayed until January 1, 2006. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from the pro forma stock option expense disclosures currently provided in Note 1.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset-retirement obligations whose timing or method of settlement is conditional upon future events should be recorded at fair value as soon as fair value can be reasonably estimated and provides guidance on whether fair value is considered reasonably estimable. Gateway adopted FIN 47 during the first quarter of 2005 and such adoption did not materially impact Gateway’s consolidated results of operations or financial position.

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

In the first quarter 2004, we acquired eMachines, Inc., a privately-held PC distributor. In connection with the transaction, there have been significant changes in Gateway’s business model and management team. Working through integration issues has been complex, time-consuming and expensive. Although the majority of the integration tasks have been completed, some of the significant challenges we may continue to face include:

•	The continued integration of our procurement, logistics, distribution channels, and customer service operations, including coordinating and combining administrative, manufacturing, facilities and relationships with third-parties while maintaining adequate standards, controls and procedures could result in short-term disruptions which could affect delivery schedules, product quality and estimated arrival dates. This could in turn affect our ability to acquire or maintain customer relationships;

•	Consolidating our corporate IT infrastructure, including the implementation of an integrated information management system to support improved productivity, inventory and forecasting management and lower costs, as well as order capture and customer service applications;

•	Demonstrating to customers and resellers that the change in our business model will not result in adverse changes in service standards or business focus or in coordinating sales, marketing and distribution efforts (i.e., channel conflict); and

•	Integrating cultures and management structures, maintaining employee morale and retaining key employees.

While we believe the combined operations of Gateway/eMachines create a much stronger organization, there is no assurance that management will be able to successfully address these challenges. Failure to do so could result in some or all of the benefits of the acquisition being delayed or not realized at all and would negatively impact our financial position and results of operations.

The PC industry is extremely competitive and pricing pressures have harmed our gross margins and challenge our ability to maintain or return to profitability.

Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we have experienced increased competition in the PC industry and lost market share in certain of our business segments. We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products to market quickly. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices of our PCs will continue to decline, although this may be partially offset by an increased product mix of relatively higher priced notebook PCs, Gateway branded PCs in Retail and thin film transistor or liquid crystal display monitors. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Non-PC/convergence products. In addition, demand within our Direct Sales segment has declined and may further decline due to significantly reduced marketing expenditures, which could result in lower total company gross margins. To the extent we are unable to maintain or grow our market share and maintain or improve our gross margins, our business prospects and financial condition would be adversely affected.

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

Because of technological changes in the PC industry and the convergence of PCs with non-PC products, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon existing patents of others. For example, we are a party to various lawsuits and claims, including assertions of patent infringements and intellectual property-related administrative proceedings that arise in connection with our business including disputes with, among others, affiliates of Hewlett-Packard Company and Lucent Technologies, Inc. Although intellectual property-related lawsuits and claims have not historically had a material adverse effect on our consolidated financial position, operating results or cash flows, we cannot predict the outcome of these matters with certainty. Some of these lawsuits allege substantial damages and also seek injunctive relief to stop us from selling products alleged to infringe patents of others. If such relief was granted or substantial damages were incurred, our business and results of operations would be materially adversely affected. In addition, responding to such claims, regardless of their merit, is time consuming, results in significant expenses, and diverts the attention of management and technical personnel.

We attempt to transfer the risk of inadvertent patent infringement to our original design manufacturers and suppliers via contract. We are not always successful in contractually transferring such risk to our original design manufacturers and suppliers, and even when we do so we may be unable to enforce their obligations or they may be unable to adequately defend any patent infringement claims against our PCs and Gateway-branded Non-PC/convergence products. If we are unable to impose upon our original design manufacturers and suppliers the costs of patent infringement claims, our future operating results and financial condition could be materially adversely affected.

Because one customer accounts for a substantial portion of our revenues, the loss of this customer would cause a significant decline in our revenues.

A single customer, Best Buy, accounted for approximately 23% of total revenues during 2004 and 29% of total revenues for the first quarter of 2005 and is expected to continue to be a significant customer for the balance of 2005. Although we constantly work to expand and diversify our customer base, reductions or terminations of product purchases by this customer or other major third-party retailers without an offsetting increase in new sales to other customers, would result in a substantial decline in our revenue and operating results.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect sales.

Our products are sold primarily through direct channels and third-party retail partners. Third-party retail sales expanded significantly in 2004 and are expected to continue to expand in 2005. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. Additionally, third party retailer orders may be subject to considerable variability from quarter to quarter. If the financial condition of these retailers weakens or if they were to cease or significantly reduce the distribution of our products, Gateway’s business and financial results could be adversely affected. If significant order variability is experienced, Gateway’s business and financial results for a particular quarter could be adversely affected. In addition, failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales would have a significant adverse impact on revenues.

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

If we cannot reverse our continued net losses or negative cash flows, the business could fail.

We experienced net losses in the years ended December 31, 2002, 2003 and 2004 of $298 million, $515 million and $568 million, respectively, and a net loss of $5 million in the first quarter of 2005. While our previously announced restructuring, transformation and integration costs are largely completed, continuation of significant net losses would materially adversely affect Gateway’s financial condition, results of operations and cash flows.

Our cash and marketable securities balances have declined since the first quarter of 2004 from historically higher levels due to the eMachines acquisition, restructuring our company, working capital usage in support of expanding our Retail business, and other operating, investing and financing activities. We expect to incur approximately $55 million (approximately $20 million on a net basis after including proceeds from the sale of assets) in restructuring outlays associated with previously announced restructuring plans, including approximately $30 million during the remainder of 2005, $11 million in 2006, and $14 million thereafter. If we are unable to reverse our negative cash flow, following completion of our cash outlays in 2005 from previously announced restructuring plans, we will continue to have declining cash and marketable securities balances. While we believe we will have sufficient cash and financial flexibility to meet our operational cash needs, if we are unable to maintain sufficient liquidity, our future results of operations and financial condition will be adversely impacted.

If we fail to attract new customers and/or retain our existing customers, our operating results will be adversely impacted.

The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new prospects and repeat customers through our various marketing channels, including our website, our telephone call centers, our professional sales force and our third-party retail partners, and then convert these interactions into sales transactions. Our significantly reduced marketing expenditures have resulted in reduced demand within our Direct Sales segment. Our ability to successfully bid on future public sector business could be negatively impacted if we fail to perform under any of our existing public sector contracts. Furthermore, some of our third-party retail partners have started, or we expect that they will start, selling private label PCs at competitive prices. These sales have the potential to adversely affect our market share. If we do not achieve increased transaction volume, our ability to grow and become profitable will be adversely impacted.

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

We are dependent upon third-party providers of manufacturing and support services. We outsource all of our manufacturing operations, a significant portion of our service and support functions, and some administrative and operational services to third-party providers under contract. One of the third-party providers of service and support functions is partly-owned by Gateway and controlled by a member of Gateway’s senior management team. See Note 9 to the consolidated financial statements for additional information. Although we have partnered with certain vendors, we have no assurance that business interruptions will not occur or that these third-parties will meet the needs of our business. If we are unable to properly manage our partnerships with these third-party providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations or if we are not able to manage conflicts of interest inherent in related party transactions, our results of operations could be adversely impacted.

We require a high volume of quality products and components for our PC and Non-PC/convergence offerings, substantially all of which are obtained from a limited number of original design manufacturers and suppliers. In some circumstances we maintain single or dual-source vendor relationships, such as with Microsoft for operating system products and Intel and AMD for PC microprocessors. If the supply of a key material product or component is delayed or curtailed, our ability to ship the related product in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks in some cases by maintaining insurance to protect ourselves against loss of profits due to a vendor’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply where appropriate and by using reputable and reliable vendors. However, even where multiple vendors are available, we may source from a single vendor to take advantage of volume discounts, for product technical characteristics or quality reasons, or to maintain access to certain key components that are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another original design manufacturer or supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable new or additional production with such original design manufacturers or suppliers could result in delays and possible reduction in net sales. We also receive market development funding from a few of these suppliers. If the amount of market development funding were to significantly decline, our results of operations could be adversely affected.

To minimize some of these risks, we monitor the financial status of certain key original design manufacturers and suppliers, assess the likelihood of disruption to the supply of products or components and establish in advance a plan to migrate to an alternative supplier, if necessary. We believe one of our key original design manufacturers is currently facing near to medium term liquidity issues. We continue to monitor the status of this original design manufacturer’s liquidity and financial strength and a back up and migration plan has been implemented to largely reduce our reliance on this specific original design manufacturer. However, there can be no assurance that such back up and migration plans for any key original design manufacturer or supplier that experiences financial instability would prevent delays or curtailments of deliveries of key products or components, which could adversely affect our future operating results and financial condition.

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

While outsourcing arrangements may lower our product and operating costs, they also reduce our direct control over production and distribution. If we are unable to ship our products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues arise due to faulty products or components manufactured by third-party suppliers and/or original design manufacturers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers and/or original design manufacturers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including timely delivery to our primary ports of Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations is disrupted by economic, business, environmental, political, medical, military, or terrorist events, Gateway’s operations and financial condition could be adversely affected. In addition, we may experience production and financial difficulties if any of our significant third-party suppliers suffer financial instability. This includes our likely inability to obtain reimbursement for prepaid warranty costs from certain original design manufacturers, should their financial condition deteriorate. Should such third-party suppliers fail to either produce or deliver products as scheduled or to provide prepaid warranty coverage, our operations and financial condition may be adversely affected.

Reduced availability of consumer financing from third-party financing providers could adversely affect revenues.

Third-party financial institutions provided financing on approximately 21% of our Direct Sales segment net sales during the first quarter of 2005 on a non-recourse basis (apart from certain fraud sharing arrangements) to Gateway. Reduced availability of financing generally or tightening in consumer credit policies from our third-party financial providers could materially and adversely affect the amount of our Direct Sales segment net sales. If one or more of our third-party lending arrangements are terminated or reduced, without replacement or an increase in the amount of financing provided by alternative sources, we may experience a decrease in Direct Sales segment net sales from levels we might otherwise achieve. On April 1, 2005, the relationship with one of our consumer lending partners was terminated. However, we believe that our remaining partners and potential new partners will be able to replace the amount of financing previously provided by the terminated lending partner, although we can offer no assurance that they will do so.

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

Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry and Non-PC/convergence products. Our internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and Non-PC/convergence products. There is no assurance that we will continue to have access to or the right to use new technology, or be successful incorporating such new technology in our products in a timely manner.

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

Our ability to retain and attract key personnel has been impacted by significant turnover in senior management during 2004 as a result of the integration of Gateway and eMachines, the relocation of our corporate headquarters to Irvine, California in September 2004, and the closure of our facility in Sioux Falls, South Dakota and the closure of our manufacturing operations in North Sioux City, South Dakota in the second half of 2004. In addition, our ability to motivate employees and maintain employee morale during our transformation may be further adversely impacted by workforce reductions, from about 7,400 at the time the eMachines acquisition was announced to approximately 1,850 employees at the end of March 2005. As a result of these workforce reductions, manpower in certain areas may be constrained, which could lead to disruptions in operations, customer care and certain corporate administrative functions over time. In addition, if we are unable to maintain and develop our infrastructure over time, including an optimal workforce size, while reducing costs, we could experience disruptions in operations, which could have a significant adverse financial impact. There can be no assurance that we will continue to successfully retain or attract the management we need, or be able to maintain an optimal workforce size. The inability to retain or attract such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. that could be adversely affected by changes in the political and/or economic policies of those countries or the U.S., which could increase our cost of operations.

We have outsourced a substantial portion of our manufacturing operations to countries in Asia, Eastern Europe and Mexico. A significant change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. While our contract obligations are typically in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. In particular, although most of our transactions in the People’s Republic of China are denominated in United States dollars, the Chinese yuan to United States dollar exchange rate is currently fixed by the Chinese government and anticipated changes in China’s economic or exchange rate policies could lead to our original design manufacturers and suppliers in the People’s Republic of China negotiating increased pricing terms with us. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. We also have outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Environmental laws and regulations and unforeseen environmental costs could impact our future earnings.

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

Similar laws and regulations have been or may be enacted in other regions, including in the United States, Canada, Mexico, China and Japan. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

With the shift to third-party retail, we are increasingly subject to seasonality which can make it difficult to forecast results of operations and anticipate near term developments.

Gateway’s operating margins vary among products, distribution channels and the seasonal buying habits of our customers. In addition, due to the increasing percentage of revenues through our Retail segment as compared to our overall revenues, we expect seasonally higher revenues during the second half of the year and Professional sales are expected to be higher in the second and third quarters. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales, as well as seasonality factors related to the time of the year. In addition, we typically experience an increase in sales activity near quarter-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at our manufacturing or logistics partners, can have significant adverse impacts on Gateway and our results of operations and financial condition.

Recent expansion into international markets exposes us to increased risks.

Gateway has recently expanded sales of PCs and certain Non-PC/convergence products into international markets. While Gateway previously sold PCs in international markets and eMachines has been selling in international markets for several years, there can be no assurance that such markets will accept Gateway PCs and Non-PC/convergence products to the extent we expect. International sales are subject to certain inherent risks including unexpected changes in regulatory requirements and tariffs, including antidumping penalties, risks in hedging for foreign currency fluctuations for non-U.S. dollar sales, difficulties in managing foreign operations, legal remedies that can affect accounts receivable collection and potentially adverse tax consequences. In addition, given that our products in international markets are sold primarily through a small number of third-party retail partners, Gateway’s business and financial results could be adversely affected if the financial condition of any of these retailers weakens or if they were to cease or significantly reduce the distribution of our products. For those international sales denominated in U.S. dollars, any strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services more expensive, thereby reducing the price-competitiveness of our products. Should any of these difficulties arise, our results of operations and financial condition could be adversely impacted.

Failure to accurately estimate and monitor our rebate-redemption rates could significantly impact results of operations.

From time to time we offer product rebates on purchases of certain of our PCs and Non-PC/convergence products. We use historical data to assist us in determining the percentage of customers who will claim these product rebates. We must estimate future product rebate redemptions to price our products effectively. If we experience an unexpected increase in rebate redemption rates, then the effective average selling price of our products would be reduced below the level we anticipated and our net revenues and gross margins would decline, thereby adversely impacting our results of operations.

A substantial portion of our customer care services are provided by third-party service providers and we could experience additional costs and/or declines in customer satisfaction levels if we are unable to properly monitor and manage such providers.

We have consolidated our service and support providers and rely on such providers to supply warranty repairs and other customer and tech-support services to our customers. While such providers are required to maintain certain service levels, there can be no guarantee that such companies will provide our customers with the same high-level of service we otherwise would provide ourselves, which could result in additional corrective costs, lower customer satisfaction levels and declines in customer demand.

If we do not maintain our reputation and expand our name recognition, we may lose customers which would adversely impact our financial results.

Developing and maintaining awareness of our Gateway and eMachines brand names is critical to achieving widespread acceptance of our PC and Non-PC/convergence offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desirable products and services to customers and the effectiveness of our marketing efforts. Currently, third-party retailers are often our first points of contact with consumers and these retailers provide much of our product advertising as we have reduced our internal spending on marketing. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If customers do not perceive our products to be of high quality, our brand names and reputation could be harmed, which could adversely impact our financial results.

Recent changes in accounting for equity compensation will adversely affect earnings and could affect our ability to attract and retain key employees.

We have historically used stock options as a component of our employee compensation program in order to align employee’s interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In March 2004, the FASB proposed changes to current accounting literature to require Gateway and other companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. A final statement issued by the FASB during the fourth quarter of 2004, and updated in April 2005, requires that companies record these additional expenses directly on the income statement effective for interim periods beginning after January 1, 2006. This will affect our future earnings per share and could limit Gateway’s willingness to use equity-based compensation plans, which could affect our ability to attract and retain employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Gateway, see item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2004. Our exposure to market risks has not changed materially since December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of Gateway’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”).

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

Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date Gateway’s disclosure controls and procedures were effective to ensure that the information relating to Gateway, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Gateway’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As a result of such evaluation, there were no significant changes in our internal controls over financial reporting identified in management’s evaluation during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 6 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Gateway of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2005:

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	1,162,801	5.92	—	—
February 1-28, 2005	—	—	—	—
March 1-31, 2005	—	—	—	—

Total	1,162,801	$5.92	—	—

The 1,162,801 shares of common stock represents the value of taxes withheld on the aggregate vesting of 2,524,997 shares of restricted stock originally issued in connection with the eMachines’ acquisition in March 2004.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Registration Rights Agreement, dated as of March 22, 2005, between Theodore W. Waitt and Gateway, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 22, 2005.)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: May 10, 2005	By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: May 10, 2005	By:	/s/ KELLI A. RICHARD
Kelli A. Richard Vice President and Controller - Accounting and External Financial Reporting (principal accounting officer)