Form 10-Q
period 2005-06-30
GATEWAY INC
filed 2005-08-15
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 11, 2005 there were 371,165,055 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of August 11, 2005 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended June 30, 2005

I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and six months ended June 30, 2005 and 2004

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$873,112	$837,592	$1,710,893	$1,705,975
Cost of goods sold	785,698	821,534	1,543,114	1,581,588

Gross profit	87,414	16,058	167,779	124,387
Selling, general and administrative expenses	84,863	353,549	172,989	649,573
Microsoft benefit	15,069	—	15,069	—

Operating income (loss)	17,620	(337,491)	9,859	(525,186)
Other income, net	2,786	1,700	4,600	7,867

Income (loss) before income taxes	20,406	(335,791)	14,459	(517,319)
Benefit (provision) for income taxes	(3,218)	—	(2,457)	12,785

Net income (loss)	17,188	(335,791)	12,002	(504,534)
Preferred stock dividends and accretion	—	(2,790)	—	(5,579)

Net income (loss) attributable to common stockholders	$17,188	$(338,581)	$12,002	$(510,113)

Net income (loss) per share – basic and diluted (See Note 1)	$0.05	$(0.91)	$0.03	$(1.44)

Weighted average shares outstanding:
Basic	371,198	372,436	371,174	353,918

Diluted	406,568	372,436	372,190	353,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2005 and December 31, 2004

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$374,512	$327,793
Marketable securities	192,318	260,537
Accounts receivable, net	324,200	342,121
Inventory	241,389	196,324
Other	322,971	217,663

Total current assets	1,455,390	1,344,438
Property, plant and equipment, net	64,545	102,657
Intangible assets, net	91,541	95,392
Goodwill	155,619	155,619
Other assets, net	21,772	73,681

	$1,788,867	$1,771,787

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit facility	$50,000	$50,000
Accounts payable	650,170	532,329
Accrued liabilities	195,225	271,912
Accrued royalties	54,219	41,796
Other current liabilities	211,720	226,615

Total current liabilities	1,161,334	1,122,652
Senior convertible notes	300,000	300,000
Long-term liabilities	73,300	104,098

Total liabilities	1,534,634	1,526,750

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 375,206 and 374,941 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3,752	3,749
Common stock in treasury, at cost; 4,061 and 2,725 shares at June 30, 2005 and December 31, 2004, respectively	(23,253)	(15,764)
Additional paid-in capital	965,970	965,114
Deferred stock-based compensation	(6,905)	(14,439)
Accumulated deficit	(682,045)	(694,047)
Accumulated other comprehensive income (loss)	(3,286)	424

Net stockholders’ equity	254,233	245,037

	$1,788,867	$1,771,787

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2005 and 2004

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$12,002	$(504,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-downs of property and equipment	9,560	144,614
Depreciation and amortization	23,835	72,295
Stock-based compensation	7,760	5,102
Provision for doubtful accounts receivable	3,326	5,901
Gain on sales of investments	(2,228)	(128)
Loss on sale of property, plant and equipment	—	2,500
Other, net	885	(68)
Changes in operating assets and liabilities, net of effects of eMachines’ acquisition:
Accounts receivable	14,595	66,450
Inventory	(45,065)	59,118
Other assets	(84,918)	23,330
Accounts payable	110,638	(116,702)
Accrued liabilities	(78,607)	32,291
Accrued royalties	12,423	(13,691)
Other liabilities	(45,693)	(20,470)

Net cash used in operating activities	(61,487)	(243,992)

Cash flows from investing activities:
Proceeds from sales (purchases) of available-for-sale securities, net	116,697	237,460
Cash paid in acquisition of eMachines, net of cash acquired	—	(41,350)
Capital expenditures	(9,124)	(21,290)
Proceeds from sale of property, plant and equipment	—	12,086
Proceeds from principal payments of notes receivable	—	(22,448)

Net cash provided by investing activities	107,573	164,458

Cash flows from financing activities:
Payment of preferred stock dividends	—	(4,420)
Proceeds from common stock option exercises	633	2,763

Net cash used in financing activities	633	(1,657)

Net decrease in cash and cash equivalents	46,719	(81,191)
Cash and cash equivalents, beginning of period	327,793	311,520

Cash and cash equivalents, end of period	$374,512	$230,329

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in eMachines acquisition	$—	$214,623

Value of restricted shares not converted to unrestricted shares upon vesting (see Note 1)	$7,489	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,954	$307

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway” or “Company”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed in (h) below and restructuring, transformation and integration charges as discussed in Note 7. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in Gateway’s 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”) and PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. PC-related products and services (“Non-PC”) consist of all products and services other than the PC, such as peripherals, software, accessories, plasma and LCD TVs, digital music players, extended warranty services, training, Internet access, and enterprise system and networking products and services.

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

(b)    Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair values ascribed to severable contract elements, provisions for sales returns, bad debts in accounts receivable, excess and/or obsolete inventory, product warranties, customer incentive programs including rebates, restructuring activities, deferred tax assets and litigation matters.

(c)    Cash and Cash Equivalents:

Gateway considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value because of their short maturities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(d)    Marketable Securities and Long-Term Investments:

Marketable securities consist of investments in mutual funds and equity securities with readily determinable fair values, commercial paper and debt securities and are classified as available for sale and carried at fair market value based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss). The specific identification method is used to determine the cost basis in computing realized gains or losses on dispositions of marketable securities.

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

Included in marketable securities as of June 30, 2005 are unrealized losses of approximately $2.0 million. The underlying securities are primarily federal, state and municipal, mortgage-backed, and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. The approximate $2.0 million of unrealized losses relates to securities that have been in an unrealized loss position greater than 12 months. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes the Company has the ability and intent to hold the underlying securities to maturity and for this reason, no other-than-temporary impairment charge was recorded during the second quarter and first six months of 2005.

(e)    Inventory:

Inventory, which is comprised of component parts, both owned and consigned, subassemblies and finished goods, including refurbished PCs, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of PC-related raw materials and products other than the PC such as peripherals, software not included with the PC, accessories and consumer electronics products. Gateway performs an assessment of its inventories quarterly, reviewing the amounts of inventory on hand and under commitment against its latest forecasted demand requirements to determine whether excess or obsolescence write-downs are required.

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

As part of Gateway’s restructuring efforts primarily resulting from the acquisition of eMachines and closure of its remaining retail stores during the first and second quarters of 2004, the estimated useful lives of certain assets were shortened. The estimated useful lives of certain store assets had previously been shortened effective January 1, 2003 in connection with the closing of 76 stores in the first quarter of 2003. Additionally, effective July 1, 2003, Gateway reduced the estimated service lives for certain information technology assets to twelve months in connection with certain outsourcing initiatives. These revisions to estimated useful lives resulted in additional depreciation expense of $1.9 million ($0.01 per share) and $5.0 million ($0.1 per share) for the second quarter and first six months of 2005, respectively, and $11.5 million ($0.03 per share) and $19.0 million ($0.05 per share) in additional depreciation expense for the same periods in 2004, respectively.

Total depreciation expense (including the additional depreciation due to changes in asset lives) was $9.0 million and $20.0 million for the second quarter and first six months of 2005, respectively, and $35.6 million and $66.1 million for the second quarter and first six months of 2004, respectively.

(g)    Intangible Assets and Goodwill:

Intangible assets with finite lives (primarily customer relationships) are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate an event of impairment may exist. Non-amortizable intangible assets, including goodwill, are reviewed for impairment annually during the fourth quarter (based on the discounted cash flow model under the income approach) or whenever events or circumstances indicate a condition of impairment may exist.

During the fourth quarter of 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the assets’ use, resulting in additional amortization expense of $1.1 million for the first six months of 2005.

Total intangible asset amortization expense was $1.3 million and $3.9 million for the second quarter and first six months of 2005 (including the additional amortization due to changes in asset lives), respectively and $3.4 million and $6.2 million for the second quarter and first six months of 2004, respectively.

(h)    Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted net future cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value based on appraised or other estimated values. Impairment charges of $0.8 million and $9.6 million were recorded during the second quarter and first six months of 2005, respectively, primarily related to a facility being actively marketed that has been classified as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

held for sale. Impairment charges of $60 million and $130 million were recorded in the second quarter and first six months of 2004, respectively, primarily as a result of Gateway’s decision to close the retail stores effective April 9, 2004 (see Note 7).

(i)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(j)    Warranty:

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. Although accrued warranty levels have increased by approximately $2 million over the same period last year due to increased unit sales, Gateway has experienced an overall decline in its required levels of accrued warranties in recent years due to the shortening of warranty periods coupled with the increasing assumption of warranty repair costs by the original design manufacturers and key component suppliers who produce the Company’s products. A summary of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Accrued warranty, beginning of the period	$19,291	$26,897
Accruals for warranties issued during the period	21,672	29,676
Settlements made	(18,276)	(35,900)

Accrued warranty, end of the period	$22,687	$20,673

(k)    Trade Payables Program:

Gateway has an accelerated supplier payment program through which certain suppliers may elect to receive advance payment, up to an aggregate maximum of $38 million, from a designated finance company on invoices due to them by Gateway. Any difference between the original amount due to the supplier for the goods and/or services received and the amount ultimately required to be repaid by Gateway to the finance company, including fees and interest, is recorded as interest expense (or income, if applicable) for the period. Included in accounts payable is approximately $0.5 million that was advanced to suppliers and outstanding to the finance company as of June 30, 2005.

(l)    Deferred Stock-Based Compensation:

In March of 2004, Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million in the quarter. The remaining 2.1 million and 0.3 million shares vest on January 1, 2006 and 2007, respectively. Deferred stock-based compensation was $6.9 million as of June 30, 2005.

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

	Six Months Ended June 30,
	2005	2004
Extended warranty deferred revenue, beginning of the period	$178,381	$216,790
Additions to extended warranty deferred revenue	13,521	63,933
Extended warranty revenue recognition	(62,454)	(66,763)

Extended warranty deferred revenue, end of the period	$129,448	$213,960

During the fourth quarter of 2004, Gateway entered into an agreement with a third-party service provider to sell extended service plans on Gateway’s products to Gateway customers on behalf of that provider and its affiliates. Revenue sold on behalf of this administrator is recognized on a net basis at the time of sale except in States where law requires Gateway to be the legal obligor on extended service plans. In those instances, revenue is deferred and recognized over the service period and included in the table above. Gateway expects that deferred revenue, and the revenue stream associated with it, will continue to decline in future quarters.

(n)    Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(p)    Net Income (Loss) Per Share (in thousands):

Basic income (loss) per common share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share (if applicable) is computed using net income (loss) attributable to common stockholders, as adjusted, and the combination of the weighted average number of shares outstanding and all potentially dilutive common shares outstanding during the period unless the inclusion of such shares is anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders – basic	$17,188	$(338,581)	$12,002	$(510,113)
Interest expense on convertible debt	1,318	—	—	—

Net income (loss) attributable to common shareholders – diluted	$18,506	$(338,581)	$12,002	$(510,113)

Weighted average shares outstanding – basic	371,198	372,436	371,174	353,918
Shares issuable upon conversion of senior convertible notes	34,762	—	—	—
Employee and director stock options	608	—	1,016	—

Weighted average shares outstanding – diluted	406,568	372,436	372,190	353,918

Net income (loss) per share – basic	$0.05	$(0.91)	$0.03	$(1.44)
Net income (loss) per share – diluted	$0.05	$(0.91)	$0.03	$(1.44)

Weighted average shares outstanding – diluted for the six months ended June 30, 2005 excludes 34,762 shares issuable upon conversion of the senior convertible notes. Weighted average shares outstanding – diluted for the second quarter and first six months of 2004 excludes 28,177 shares issuable upon conversion of the Series A and C preferred stock as well as 2,998 and 3,208 weighted average incremental shares, respectively, related to employee and director stock options. These shares are excluded for these periods as their effect on net income (loss) per share – diluted is anti-dilutive.

Gateway has also excluded from net income (loss) per share – diluted, 56,562 shares and 58,650 shares for the second quarter of 2005 and 2004, respectively, and 57,180 shares and 50,658 shares for the first six months of 2005 and 2004, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the common shares for those periods.

(q)    Stock-Based Compensation:

Gateway measures compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation are measured using fair value methods. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected volatility	67%	70%	69%	70%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years	3.5 years

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have been (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders – as reported	$17,188	$(338,581)	$12,002	$(510,113)
Add: compensation expense included in net income (loss)	4,484	4,258	7,760	5,102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,544)	(7,226)	(27,044)	(12,203)

Net loss attributable to common stockholders – pro forma	$9,128	$(341,549)	$(7,282)	$(517,214)

Net income (loss) per share – as reported:
Basic and diluted	$0.05	$(0.91)	$0.03	$(1.44)

Net loss per share – pro forma:
Basic and diluted	$0.02	$(0.92)	$(0.02)	$(1.46)

(r)    Treasury Stock:

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. In January 2005, approximately 2.5 million of these shares vested and the executives surrendered their restricted stock certificates for fully vested, unrestricted shares and cash. Gateway issued 1.4 million shares of unrestricted stock (subject to certain limitations on disposition) and provided cash for the remaining 1.1 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. During the second quarter of 2005, vesting on approximately 0.4 million restricted shares was accelerated for a departing executive. Approximately 0.2 million shares of this 0.4 million shares were held-back and issued as cash to assist the executive in meeting certain tax liabilities associated with vesting. All shares held-back to cover tax liabilities are valued at their fair market value on the vesting date and are included in treasury stock. Treasury stock is accounted for under the cost method and is available for issuance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(u)    Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF No. 03-1 has been delayed pending issuance of additional implementation guidance. Management continues to monitor the FASB’s progress on this issue and does not expect adoption of the evaluation and measurement criteria, once finalized, will have a material impact on Gateway’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” which requires, among other things, that stock options be measured at fair value and recognized as expense in the financial statements. SFAS 123-R requires management to select an appropriate option-pricing model and make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing that value in the financial statements. SFAS 123-R is effective for Gateway on January 1, 2006. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from the pro forma stock option expense disclosures currently provided in Note 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes made by Gateway after January 1, 2006. Management continues to evaluate the effect that adoption of SFAS 154 will have on Gateway’s consolidated results of operations and financial position.

(v)    Reclassification:

During the first quarter of 2005, the Company reclassified restricted cash that had previously been included in cash and cash equivalents into other assets, net. Prior period information has been adjusted for consistency with current presentation. This includes a $55 million decrease in cash and cash equivalents and an offsetting $55 million increase in other assets, net as of December 31, 2004 from amounts previously reported in our Annual Report on Form 10-K as of December 31, 2004.

2.    Comprehensive Income (Loss):

Comprehensive income (loss) for Gateway includes net income (loss), foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Comprehensive income (loss):
Net income (loss)	$17,188	$(335,791)	$12,002	$(504,534)
Foreign currency translation	201	457	284	(144)
Unrealized gain (loss) on available-for-sale securities, net	(1,747)	(2,733)	(3,994)	(2,578)

	$15,642	$(338,067)	$8,292	$(507,256)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.    Selected Balance Sheet Information (in thousands unless otherwise noted):

	June 30, 2005	December 31, 2004
Accounts receivable, net:
Accounts receivable	$327,646	$345,703
Allowance for uncollectible accounts	(3,446)	(3,582)

	$324,200	$342,121

Inventory:
Components and subassemblies	$54,723	$60,965
Finished goods	186,666	135,359

	$241,389	$196,324

Approximately $92 million and $61 million of inventory was in-transit as of June 30, 2005 and December 31, 2004, respectively, primarily representing inventory in-transit from overseas manufacturers, including amounts in port awaiting delivery as well as amounts destined for customers.

	June 30, 2005	December 31, 2004
Other current assets:
Prepaid expenses	$70,025	$58,270
Receivables from suppliers	138,214	78,678
Assets held for sale	46,890	34,312
Other	67,842	46,403

	$322,971	$217,663

The increase in supplier receivables primarily stems from increased purchases of certain inventory components on behalf of our suppliers during the second quarter in anticipation of higher third quarter sales. The increase in assets held for sale is due to the company’s first quarter 2005 decision to actively market one of our facilities, which resulted in the reclassification of this facility out of property, plant and equipment and into assets held for sale. The increase in other is primarily due to differences in the timing of cash receipts between December 31 and June 30 on the strategic alliance agreement with America Online.

	June 30, 2005	December 31, 2004
Property, plant and equipment, net:
Property, plant and equipment	$453,737	$493,856
Accumulated depreciation	(389,192)	(391,199)

	$64,545	$102,657

The decrease in property, plant and equipment primarily results from the impairment of certain facilities and assets in connection with the company’s restructuring and transformation efforts (see Note 7 for additional information) coupled with the reclassification of a facility to assets held for sale in the first quarter of 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 30, 2005	December 31, 2004
Intangible assets, net:
Amortized intangible assets (customer relationships)	$99,000	$99,000
Accumulated amortization	(57,059)	(53,208)
Non-amortizable intangible assets (trademarks and tradenames)	49,600	49,600

	$91,541	$95,392

Other assets, net:
Restricted cash	$4,518	$55,179
Long-term investments	3,792	3,792
Deferred debt issue costs, net	8,395	9,559
Other	5,067	5,151

	$21,772	$73,681

The decrease in restricted cash for the first six months of 2005 is due to changes in the nature of the support provided for certain letters of credit and other guarantees of the Company. Previously, these letters of credit and guarantees were largely secured by cash on deposit with financial institutions. During the second quarter of 2005, the Company transitioned a majority of the letters of credit to a letter of credit facility line under its revolving credit facility. This resulted in a $46 million utilization of the credit facility and a corresponding reduction in the amount available under the line. It also led to a decrease in restricted cash required to be on deposit with financial institutions of approximately $51 million.

	June 30, 2005	December 31, 2004
Accrued liabilities:
Accrued expenses	$117,766	$154,326
Warranty	20,686	17,033
Restructuring (see Note 7)	42,920	78,519
Other	13,853	22,034

	$195,225	$271,912

The decrease in accrued expenses is partially due to the payout of approximately $13 million in employee bonuses during the first quarter of 2005 and a $7 million incremental payment toward independent labor accruals. The decrease in restructuring-related accruals is primarily due to cash payouts under the company’s restructuring plans (see Note 7) for the first six months of 2005.

	June 30, 2005	December 31, 2004
Other current liabilities:
Deferred revenue	$84,575	$102,076
Income taxes payable	116,662	114,090
Other	10,483	10,449

	$211,720	$226,615

Other long-term liabilities:
Deferred revenue	$50,746	$77,670
Warranty	2,001	2,258
Deferred tax liabilities	19,840	19,840
Other	713	4,330

	$73,300	$104,098

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The decrease in both current and long term deferred revenue during the first six months of 2005 is due to changes in Gateway’s extended warranty service offerings. Gateway previously sold its own extended service plans and recognized related revenues ratably over the contract service period. Beginning in the fourth quarter of 2004, Gateway began selling extended service plans on behalf of an independent third-party service plan administrator and its affiliates. Revenue on sales of third-party extended service plans is recognized (net of amounts due the service provider) at the time of sale, except in those States where law requires Gateway to be the legal obligor on extended service plans. In those instances, revenue continues to be deferred and recognized over the service period.

	June 30, 2005	December 31, 2004
Accumulated other comprehensive income:
Foreign currency translation	$(1,259)	$(1,543)
Unrealized gain (loss) on available for sale securities, net of tax	(2,027)	1,967

	$(3,286)	$424

4.    Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. During the second quarter of 2005, Gateway restructured approximately $51 million of its letters of credits, guarantees, and controlled accounts which had previously been secured by restricted cash on deposit with financial institutions to letters of credit and guarantees secured by a $46 million utilization of the letter of credit line under this revolving credit facility. As of June 30, 2005, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 4.74%, had utilized $46 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $70 million.

In December 2004, Gateway completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of the Company and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 note is initially convertible into 115.8749 shares of Gateway common stock based on an initial conversion price of $8.63, or approximately 34.8 million shares in aggregate, at any time prior to the close of business on the business day immediately prior to scheduled maturity. Gateway may settle a conversion election in cash, common shares or a combination of both. Noteholders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity, but noteholders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31, beginning June 30, 2005.

Interest expense was $1.7 million and $3.0 million for the second quarter and first six months of 2005, respectively and $0.1 million and $0.3 million for the same periods in 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Income Taxes:

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax expense of $3.2 million and $2.5 million in the second quarter and first six months of 2005, primarily representing accrued interest on income taxes payable related to certain tax matters that Gateway is contesting. Gateway recorded a tax benefit of approximately $12.8 million during the first quarter of 2004 for the reversal of previously accrued tax liabilities resulting from tax authority settlements. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

6.    Commitments and Contingencies:

Gateway had Standby Letters of Credit and Guarantees outstanding at June 30, 2005, amounting to $48.1 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily secured by the Company’s letter of credit line under its revolving credit facility (see Note 4).

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents and to delete three other patents from its infringement claims. As a result of the actions described below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. In January 2005, the Court began the Markman hearing to interpret the claims of the patents-in-suit. The Court interpreted the claims of three of the 19 patents-in-suit. The Markman hearing is scheduled to resume in August 2005. Discovery is ongoing and no trial date has been set.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case, and withdrawn the assertion of a number of claims of the remaining patents. On August 8, 2005, the Administrative Law Judge issued an Initial Determination in Gateway’s favor on two of the four patents, and held that Gateway infringed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain claims in the remaining two patents, both concerning the use of Direct Memory Access when using parallel ports. Both parties are expected to appeal the Initial Determination to the ITC, and Gateway is exploring design options to mitigate HP’s contentions. An enforceable order is not expected until February, 2006, after the ITC appeal is concluded.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5, 737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court, Southern District of Texas. Discovery is in the initial phases. No schedule for the trial has been set.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. Gateway has since withdrawn the assertion of two of the patents and is proceeding to trial on the remaining patent, which relates to multimedia PCs. The trial was held in late May, 2005 before the same Administrative Law Judge presiding over the HPDC and HP ITC action. Post-trial briefing was completed on June 24, 2005. The deadline for an Initial Determination has been postponed by the Administrative Law Judge and is now scheduled to be issued on or before October 6, 2005.

On July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court in the Eastern District of Texas, by Amiga Development LLC, a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Theodore W. Waitt, Gateway’s founder and significant stockholder. The complaint filed by Amiga alleges that HP is infringing three patents owned by Amiga. On July 21, 2005, Amiga amended its complaint, dropping one of the three originally asserted patents and continuing the assertion of the other two. A Markman hearing to interpret the claims of the asserted patents is set for December 2005 and trial is scheduled to commence in April 2006. Discovery has commenced and is ongoing.

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

On June 6, 2005, HP and HPDC filed a complaint in Superior Court of California, Santa Clara County, against eMachines, Inc. alleging a breach of contract relating to a patent license between HP and eMachines. The suit claims the right to audit royalty payments made by eMachines under the license and the recovery of any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

royalty payments determined to be owed but not paid, plus the costs of the audit and interest. eMachines has filed an answer and the case management conference is set for October 2005. No trial date has been set.

On July 6, 2005, HP and HPDC filed an additional complaint with the ITC requesting that it initiate an investigation into HP and HPDC’s allegations that Gateway and eMachines infringe five further patents owned by HPDC. On August 5, 2005, the ITC initiated an investigation in response to the complaint.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and which was subsequently transferred to the United States District Court in the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and has conducted 30 days of hearings to date. The hearing is expected to resume in September 2005. The three actions, which have been consolidated for all purposes but trial, currently have a tentative trial date in December 2006.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. A dispositive motion filed by the defendants was heard and denied by the Court in August 2004. Further dispositive motions on behalf of the defendants will be heard and ruled upon by the Court prior to trial. The trial is anticipated to occur in January 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.    Restructuring, Transformation and Other Charges:

Gateway recorded a net $1 million and $9 million in restructuring, transformation and other charges during the second quarter and first six months of 2005, respectively. A summary of such charges and the status of all restructuring plans with remaining accrued and unpaid balances follows.

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce and consolidate facilities. Charges of $3 million and $17 million in selling, general and administrative expenses were recorded in the second quarter and first six months of 2005, respectively, relating to this plan. Adjustments of $1 million and $6 million were recorded in the second quarter and first six months of 2005 primarily related to this plan due to better than expected recovery on Gateway retail store lease buyouts and changes in certain health care expense assumptions.

The following table summarizes the status of the Q1 2004 Plan as of June 30, 2005 (in millions):

	Accrued December 31, 2004	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued June 30, 2005
Employee Severance	$5	$1	$(4)	$—	$—	$2
Facilities/Capital/Operating Assets	46	16	(15)	(15)	(6)	26
Contract Termination Fees	7	—	(7)	—	—	—

Total	$58	$17	$(26)	$(15)	$(6)	$28

Third Quarter 2003 Plan (“Q3 2003 Plan”):

During the third quarter of 2003, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain facilities. The significant restructuring activities related to this charge were initiated in the third quarter of 2003 and related actions continued through the second quarter of 2004. An adjustment of $1 million was recorded during the second quarter of 2005 due to changes in certain health care expense assumptions. An adjustment of $1 million was also recorded during the first quarter of 2005 relating to better than expected recovery on lease buyouts. The following table summarizes the status of the Q3 2003 Plan as of March 31, 2005 (in millions):

	Accrued December 31, 2004	Cash Settlements	Adjustments	Accrued June 30, 2005
Employee Severance	$2	$—	$(1)	$1
Facilities/Capital Assets	7	(1)	(1)	5

Total	$9	$(1)	$(2)	$6

First Quarter 2003 Plan (“Q1 2003 Plan”):

During the first quarter of 2003, Gateway approved a restructuring plan to close 76 retail stores. The Company also continued its focus on other cost reductions, resulting in a workforce reduction of approximately 1,900 employees. The significant restructuring activities were completed during the first quarter of 2003. Approximately $1 million related to lease liabilities was paid during the first six months of 2005 and no liabilities remain under this plan as of June 30, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

First Quarter 2002 Plan (“Q1 2002 Plan”):

During the first quarter of 2002, Gateway approved a restructuring plan to, among other things, reduce its workforce and close certain retail stores and other company sites. The significant restructuring activities were completed during 2002; however, payments are expected to continue through 2005. Approximately $1 million related to lease liabilities was paid during the first six months of 2005, leaving approximately $1 million accrued and unpaid under this plan as of June 30, 2005.

First Quarter 2001 Plan (“Q1 2001 Plan”):

During the first quarter of 2001, Gateway approved a restructuring plan to, among other things, reduce its workforce, close certain retail stores, consolidate facilities, redefine its information technology strategy and exit certain other activities. Approximately $1 million related to lease liabilities was paid during the first six months of 2005, leaving approximately $8 million related to lease liabilities accrued and unpaid under this plan as of June 30, 2005.

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are $43 million (approximately $10 million on a net basis after including anticipated proceeds from the sale of assets) and are projected to be paid as follows: $15 million for the remainder of 2005, $12 million in fiscal 2006, $5 million in fiscal 2007 and $11 million thereafter.

8.    Segment and Concentration Data:

During the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. With the acquisition of eMachines, Gateway formed two new operating segments, Retail and International, and realigned the historical operating segments, Direct Sales (previously Consumer) and Professional during the second quarter of 2004. Management also realigned the allocation of certain corporate overhead expenses to the operating segments. Gateway’s revenues and operations are delineated by operating segment as follows:

•	Direct Sales – includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores which were closed on April 9, 2004;

•	Professional – includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers;

•	Retail – includes sales through third-party retail channels, including eMachines activity subsequent to the acquisition and Gateway-branded products beginning in the third quarter of 2004, as well as activity by Gateway alone to certain third-party channel customers in the prior year;

•	International – includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Revenues from these segments are derived from sales of PC and Non-PC products and services. Gateway evaluates the performance of its segments based on sales and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as depreciation and amortization. Other costs excluded from segment operating income (loss) primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and integration charges discussed in Note 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to the second quarter of 2004, Gateway’s reportable segments were Consumer and Professional. The following table, with prior year amounts reclassified for consistency with current presentation, sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Direct Sales	$111,085	$213,865	$260,938	$679,731
Professional	272,478	317,781	484,045	552,141
Retail (including International)	489,549	305,946	965,910	474,103

	$873,112	$837,592	$1,710,893	$1,705,975

Operating income (loss):
Direct Sales	$8,208	$3,548	$21,273	$(16,664)
Professional	18,137	16,347	24,392	23,835
Retail (including International)	26,349	349	53,378	1,366

	52,694	20,244	99,043	8,537
Non-segment expenses and restructuring, transformation and other charges	(35,074)	(357,735)	(89,184)	(533,723)

Consolidated operating income (loss)	$17,620	$(337,491)	$9,859	$(525,186)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Desktops	$411,651	$455,726	$869,094	$878,152
Mobiles	275,160	181,617	484,078	341,632
Servers and other	17,554	14,440	28,477	28,535

Total personal computers (PC)	704,365	651,783	1,381,649	1,248,319
Non-PC	168,747	185,809	329,244	457,656

Total net sales	$873,112	$837,592	$1,710,893	$1,705,975

Best Buy accounted for approximately 32% and 31% of total net sales for the second quarter and first six months of 2005, respectively, and 20% and 12% for the same periods last year. Best Buy also accounted for approximately 32% of accounts receivable, net at June 30, 2005.

9.    Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica Inc. that is convertible into approximately 17% of the common stock of Alorica. This related party provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers and is currently developing a customized customer service technology solution for Gateway. Gateway paid approximately $13.3 million and $29.1 million to Alorica for services during the second quarter and first six months of 2005, respectively and $8.8 million and $11.9 million for the same periods of 2004, respectively. We expect to continue to utilize the services of Alorica in 2005 at increased levels relative to 2004 amounts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In his former position at Gateway, Mr. Lee had general oversight for the implementation of technology provided by Alorica and he also had provided limited input regarding Gateway’s use of other third party technical support service providers. Gateway has implemented procedures to provide for prior Audit Committee review of all commercial relationships between Gateway and Alorica that exceed $500,000 per quarter in the aggregate. All other services provided by Alorica below this threshold are reviewed quarterly by independent senior management and the Audit Committee.

10.    Microsoft Agreement:

On April 7, 2005, Gateway entered into a Marketing, Development and Settlement Agreement (the “Agreement”) with Microsoft Corporation that provides for an aggregate of $150 million in payments to Gateway (including $6 million paid directly to outside legal counsel) to be made in quarterly installments through the end of 2008. As part of the agreement, Gateway is required to use a substantial majority of the proceeds to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Gateway also released Microsoft from all antitrust claims. The Agreement does not limit Gateway’s ability to promote, distribute or otherwise support non-Microsoft products.

Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, the benefits are reflected as a reduction of operating expenses under the line item “Microsoft benefit” in the accompanying condensed consolidated statement of operations. Given the timing and limitations on the use of funds received, the benefits are recognized upon the later of qualifying spend or cash receipt.

During the second quarter of 2005, we received $20.5 million from Microsoft and incurred $15.1 million in qualifying expenditures, including $8.6 million in sales discounts, incentives and promotions related to cost of goods sold and $6.5 million in marketing outlays related to selling, general and administrative expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2004 Annual Report on Form 10-K filed with the SEC in March 2005.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Factors that May Affect Gateway’s Business and Future Results” beginning on page 41 of this Report or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Quarterly Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

This Quarterly Report contains certain non-GAAP financial information, including disclosure of the portion of the company’s SG&A, gross margins and net income (loss) relating to, or affected by, certain restructuring charges, transformation expenses and integration expenses. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze Gateway’s baseline performance before charges and expenses that are considered by management to be outside of Gateway’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating Gateway’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

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

Overview

Since its founding in 1985, Gateway has focused on marketing personal computers and related products and providing personalized service at a price that represents value to consumers, businesses, government offices and educational institutions. We manage our business through our four operating segments: Direct Sales, Professional, Retail and International. Our strengths include our strong brand name recognition, our technologically advanced product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Since the acquisition of eMachines in March 2004, we have completely overhauled the distribution of our products to consumers, including the closure of our 188 Gateway-owned retail stores, the introduction of our products into more than 7,000 retail locations domestically including Best Buy, Circuit City, CompUSA, Costco and Staples (among others) and expansion internationally. We have significantly reduced our SG&A cost structure, transitioned to a more efficient manufacturing model and consolidated our supply bases and service and support providers to further drive efficiencies.

Some of the key developments and achievements for the second quarter and first six months of 2005 include:

•	Net income on a GAAP basis – we posted net income on a GAAP basis of $17 million or $0.05 per share for the second quarter of 2005, following a period of 13 consecutive quarters of net losses on a GAAP basis. Management believes its restructuring efforts are now substantially complete.

•	Continued cost structure improvements – selling, general and administrative (“SG&A”) expense as a percentage of net sales declined to 9.7% in the second quarter (with 0.1% impact from restructuring, transformation and integration charges) and 10.1% for first six months of 2005 (including 0.5% impact from restructuring, transformation and integration charges) from 42.2% (including 27.2% impact from restructuring, transformation and integration charges) in the second quarter of 2004 and 38.1% (including 18.8% impact from restructuring, transformation and integration charges) for the first six months of 2004. One of the keys to achieving sustainable profitability is to stringently focus on cost levels and overall efficiency in our operations, and this continued cost reduction momentum is designed to allow us to leverage our highly scalable model and low overhead structure to achieve growth across our business segments by providing excellent products with great value. We continue to experience price and gross margin pressures and believe this vastly improved cost structure will provide significant operating leverage going forward if we achieve continued revenue growth.

•	PC unit sales and Retail market share growth – we experienced continued sales momentum with our notebook products, flat panel liquid crystal display (“LCD”) monitors and the Retail segment. Notebook unit sales in the second quarter were up 62%, as compared with the same period last year. Net sales for the Retail segment increased 60% during the second quarter of 2005 as compared with the same period last year. Based on preliminary industry data, Gateway continued to gain market share in the second quarter of 2005 compared to the first quarter of 2005.

•	Continued Retail expansion – in January, we introduced our Gateway-branded products into more than 600 Circuit City retail stores in the United States. In July, we also added 875 Staples locations. Gateway and eMachines products are now sold in more than 7,000 third-party retail stores throughout the United States and Canada. Gateway also has a significant presence in Japan, the United Kingdom and Mexico.

•	Microsoft Agreement – in April, we entered into a Marketing, Development and Settlement Agreement with Microsoft that will provide for an aggregate of $150 million (including $6 million paid directly to our outside legal counsel) in quarterly cash payments to Gateway through 2008, including approximately $41 million in 2005. As part of the agreement, we are required to use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Gateway also released Microsoft from certain anti-trust claims as part of this agreement. Benefits received under this arrangement are recognized upon the later of qualifying spend or cash receipt. During the second quarter, we received $21 million in cash and incurred $15 million in qualifying expenditures, including $9 million in sales discounts, incentives and promotions related to cost of goods sold and $6 million in marketing outlays related to selling, general and administrative expenses.

•	Significant Professional Segment Wins – while net sales and market share have declined somewhat within the Professional segment on a year-over-year basis and there has been considerable gross margin pressure during the first six months of 2005, we have achieved significant recent professional contract wins. We were selected in June as a technology supplier to the State of California under three contracts relating to desktops, notebooks and displays, having two-year terms with three optional 1-year renewal provisions. This initiative is expected to generate substantial revenues, with the amount depending on the purchasing decisions of individual departments within the State of California. We are encouraged by this and other significant wins from the University of Arizona and the State of New York, as well as increased penetration within key existing accounts such as the United States Navy and Air Force and the Los Angeles Unified School District within the Professional sector.

•	Exciting new products – we revamped our line of notebooks to provide for common components, increased battery life, enhanced widescreen display and slim designs at attractive price points. We also launched a number of new desktop models featuring our quiet and cool BTX design and introduced several new lines of LCD displays featuring our patent-pending EzMenu on-screen display. For our Professional customers, we’ve added a number of new powerful, high-density back-office computing and storage servers specifically designed to meet the rigors of enterprise computing while providing stable, managed platforms.

For the remainder of 2005, we plan to leverage our low-cost business model, continue our focus on the Professional segment, drive growth in notebooks and LCD monitors, and further extend our success in Retail. We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include a highly competitive market and our ability to increase demand for our products, anticipate changing customer demands, continue to simplify our business, lower costs, manage our manufacturing suppliers, customer service and administrative relationships, and maintain gross margin dollar and percentage levels that provide sufficient fixed cost coverage to generate sustained profitability.

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

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 32% of accounts receivable, net, as of June 30, 2005.

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

Internal-Use Software

Gateway capitalizes only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. Gateway is currently migrating to a new enterprise resource planning system as well as new order-capture and back-end service and support systems.

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

Microsoft Agreement

Gateway receives funding on a quarterly basis from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	Increase (Decrease)	2004	2005	Increase (Decrease)	2004
Net sales	$873,112	4.2%	$837,592	$1,710,893	0.3%	$1,705,975
Gross profit	$87,414	444.4%	$16,058	$167,779	34.9%	$124,387
Percentage of net sales	10.0%		1.9%	9.8%		7.3%
Selling, general and administrative expenses	$84,863	(76.0)%	$353,549	$172,989	(73.4)%	$649,573
Percentage of net sales	9.7%		42.2%	10.1%		38.1%
Operating income (loss)*	$17,620	(105.2)%	$(337,491)	$9,859	(101.9)%	$(525,186)
Percentage of net sales	2.0%		(40.3)%	0.6%		(30.8)%
Net income (loss)	$17,188	(105.1)%	$(338,581)	$12,002	(102.4)%	$(510,113)
PC units sold	1,009	26.9%	795	1,950	39.4%	1,399

*	Operating income (loss) includes a net $1 million and $289 million in restructuring, transformation and integration charges for the second quarters of 2005 and 2004, respectively, and $9 million and $393 million of such charges for the first six months of 2005 and 2004, respectively. See the “Restructuring Activities” section below for additional information.

Net Sales

Consolidated net sales for the second quarter 2005 were $873 million, representing a 4% increase over net sales of $838 million for the same period last year. This year-over-year increase in second quarter net sales was primarily due to growth and market share gains in our Retail segment ($184 million), which includes International, partially offset by net sales declines in the Direct Sales segment ($103 million) primarily resulting from our strategy to avoid competing with our Retail segment at the low-end of the PC market and the closure of our Gateway retail stores in April 2004 ($33 million specific store closure impact on Direct Sales), as well as declines in Professional segment net sales ($45 million) primarily due to selective bidding generally limited to more profitable deals, weaker demand in the Federal Government sector, and a trend towards bulk buys in the public sector which can impact Professional segment net sales quarter to quarter, leading to some market share loss.

Consolidated net sales of $1.7 billion for the first six months of 2005 were consistent with levels for the same period last year. This reflects gains in the Retail segment ($492 million), which includes International, partially offset by net sales declines in the Direct Sales segment ($419 million) primarily resulting from our strategy to avoid competition with our Retail segment at the low end of the PC market and the closure of our Gateway retail stores in April 2004 ($299 million), as well as declines in the Professional segment ($68 million) primarily due to selective bidding generally limited to more profitable deals, and weaker demand in the Federal Government sector, resulting in market share loss. Gains in the Retail segment reflect the inclusion of eMachines’ net sales for the full first six months of 2005 as compared with 110 days in the first six months of 2004, as well as significant growth in sales of eMachines and Gateway-branded products, the latter of which were introduced to third-party retailers in the summer of 2004.

Unit shipments increased by 27% and 39% during the second quarter and first six months of 2005, respectively, as compared with the same periods last year due to the introduction of Gateway products in third-party retail channels beginning in the third quarter of 2004 and growth in eMachines’ units, partially offset by losses in the Direct Sales segment which are due, in part, to the closure of the Gateway retail stores on April 9, 2004.

On a pro forma basis – which includes eMachines’ sales and units from the beginning of 2004 and subtracts Gateway retail store sales and units prior to their closure on April 9 from the second quarter and first six months of 2004 for comparative purposes – net sales increased 9% and decreased 2% for the second quarter and first six months of 2005, respectively, and PC unit sales increased 28% and 5% for the second quarter and first six months of 2005, respectively.

Unit growth has significantly outpaced growth in net sales in 2005 due to the lower average unit prices on increased sales of eMachines’ PCs as well as lower overall average wholesale prices for Gateway PCs in third-party retail channels as compared with the average prices on sales generated by our Gateway owned stores through April 9 of the prior year. Average PC unit prices for the second quarter and first six months of 2005 were $698 and $709 as compared with $820 and $892 for the same periods last year.

According to International Data Corporation (“IDC”) market rankings, Gateway’s domestic market share was 6.0% for the second quarter of 2005 compared with 5.7% in the first quarter of 2005 and 5.3% in the second quarter of 2004.

Gross Profit

Gross profit was $87 million in the second quarter of 2005 as compared with $16 million (including $61 million in restructuring, transformation and integration charges) for the same period last year. The year-over-year increase in gross profit dollars is largely attributable to declines in restructuring, transformation and integration charges ($61 million) and improvements in the Retail segment gross profit ($25 million), based on increased Retail unit and sales volumes and reduced per unit rebates, partially offset by gross profit declines in the Direct Sales segment ($13 million) primarily related to the closure of our retail stores in April 2004, which resulted in declines in sales of our higher-margin consumer electronics and other non-PC products. The Direct Sales segment gross profit dollars also were impacted by price competition and the associated affect on gross margin percentage levels. As a percentage of net sales, gross profit for the second quarter of 2005 was 10.0% (with no impact from restructuring, transformation and integration charges) as compared with 1.9% (which includes 7.3 percentage points impact from restructuring and transformation charges) for the second quarter of 2004.

Gross profit was $168 million in the first six months of 2005 as compared with $124 million (including $72 million in restructuring, transformation and integration charges) for the same period last year. The year-over-year increases in gross profit dollars is largely attributable to declines in restructuring, transformation and integration charges ($72 million) and improvements in Retail segment gross profit ($52 million) based on increased Retail unit and sales volumes and reduced per unit rebates, partially offset by gross profit declines in the Direct Sales segment ($69 million) primarily related to the closure of our Gateway retail stores. As a percentage of net sales, gross profit for the first six months of 2005 was 9.8% (with no impact from restructuring, transformation and integration charges) compared to 7.3% (which includes 4.2 percentage points impact from restructuring and transformation charges) for the same period last year. On a percentage of revenue basis, the overall decline in gross profit after adjusting for last year’s restructuring, transformation and integration charges, is primarily due to a significant shift in sales from the Direct Sales segment to the Retail segment, lower Non-PC product sales associated with the closure of the Gateway retail stores in April 2004 and increased price competition in our Direct Sales segment, partially offset by improvements in Retail segment gross profit. The shift in sales from our Direct Sales segment to the Retail segment adversely affects gross profit percentage due to the fact that products sold to third party retailers are at wholesale prices as compared to retail pricing obtained through sales to customers directly. The 2005 improvements in Retail segment gross profit dollars are primarily due to the acceptance of higher-margin Gateway products in third-party retail, increased sales of higher-margin portable products, reduced second quarter per unit rebates, and the fact that eMachines’ sales for the first quarter of 2004 did not significantly contribute to gross profit due to the write-up of eMachines’ finished goods inventory to fair value in connection with the eMachines’ acquisition and associated purchase accounting last year. We expect continued pressure on gross margin due to competitive factors, as well as, component cost pressures.

Gross profit contribution from Non-PC products and services represented 73% and 73% of the gross profit dollars in each of the second quarter and first six months of 2005 as compared with 75% and 73% for the same periods in the prior year.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense totaled $85 million (including $1 million of restructuring, transformation and integration costs) in the second quarter of 2005 as compared with $354 million (including $228 million of restructuring and transformation costs) for the same period last year. In addition to the decrease of restructuring, transformation and integration costs ($227 million), the second quarter of 2005 reductions in SG&A expense resulted from the closure of our Gateway retail stores in April 2004 ($3 million), reduced direct marketing costs partially related to the shift to third-party retail and efforts to reduce channel conflict ($12 million), rationalization of IT expenses ($11 million), and reductions in corporate overhead, headcount costs and other SG&A cost savings ($21 million), partially offset by increased legal spend ($5 million) related to a number of legal matters we are pursuing or defending during the second quarter of 2005.

Selling, general and administrative (“SG&A”) expense totaled $173 million (including $9 million of restructuring, transformation and integration costs) for the first six months of 2005, compared with $650 million (including $321 million of restructuring, transformation and integration costs) for the same period last year. In addition to the decrease of restructuring, transformation and integration costs ($312 million), the reductions in SG&A expense for the first six months of 2005 resulted from the closure of our Gateway retail stores in April 2004 ($78 million), reduced direct marketing costs partially related to the shift to third-party retail and efforts to reduce channel conflict ($25 million), rationalization of IT expenses ($26 million), and reductions in corporate overhead, headcount costs and other SG&A cost savings ($47 million), partially offset by increased legal spend ($11 million) during the first six months of 2005.

As a percentage of net sales, SG&A was 9.7% (including 0.1% in restructuring, transformation and integration charges) and 10.1% (including 0.5% in restructuring, transformation and integration charges) in the second quarter and first six months of 2005, respectively, as compared with 42.2% (including 27.2% in restructuring, transformation and integration charges) and 38.1% (including 18.8% in restructuring, transformation and integration charges) for the same periods last year.

Microsoft Benefit

In April 2005, we entered into a Marketing, Development and Settlement Agreement (the “Agreement”) with Microsoft that provides for an aggregate of $150 million in payments to us (including $6 million paid directly to outside legal counsel) to be made in quarterly installments through the end of 2008. Under terms of the agreement, we are required to use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. We also released Microsoft from all antitrust claims. The Agreement does not limit our ability to promote, distribute or otherwise support non-Microsoft products.

Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, the benefits are thereby reflected as a reduction of operating expenses under the line item “Microsoft benefit” in the accompanying condensed consolidated statement of operations. Given the timing and limitations on the use of funds received, the benefits are recognized upon the later of qualifying spend or cash receipt.

During the second quarter of 2005, we received $21 million from Microsoft and incurred $15 million in qualifying expenditures, including $9 million in sales discounts, incentives and promotions related to cost of goods sold and $6 million in marketing initiatives related to selling, general and administrative expense.

Restructuring Activities

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its 188 retail stores, reduce its workforce, consolidate facilities and outsource certain activities. This was in addition to previous restructuring plans that were adopted in 2003 and 2002 and 2001, including the first quarter 2003 plan to close 76 retail stores (in addition to four stores previously announced).

Restructuring, transformation and integration expenses totaled $1 million and $9 million (all in SG&A) for the second quarter and first six months of 2005, respectively, primarily representing asset write-downs, including $9 million related to a facility that we are actively marketing reclassified as an asset held for sale, partially offset by better than expected recovery on retail store lease buyouts and changes in certain health care expense assumptions. This compares with restructuring, transformation and integration charges of $289 million ($61 million in cost of goods sold and $228 million in SG&A expenses) and $393 million ($72 million in cost of goods sold and $321 million in SG&A expenses) for the second quarter and first six months of 2004, respectively. The 2004 charges were significantly higher as a result of the store closures, workforce reductions, rationalization of our IT infrastructure, the reintegration of previously outsourced activities and other expenses related to our transformation and integration with eMachines.

All of the Company’s restructuring actions are now substantially complete. Cash outlays associated with remaining accruals of $43 million (approximately $10 million on a net basis after including anticipated proceeds from the sale of assets), representing primarily ongoing lease obligations on closed facilities, will continue into 2008.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$2,538	$3,505	$5,016	$8,561
Gain (loss) on sales of investments	2,315	(1,493)	2,228	(51)
Gain on extinguishment of liabilities	—	—	1,229	—
Interest expense	(1,653)	(112)	(2,954)	(307)
Amortization of debt issuance costs	(413)	—	(826)	—
Other, net	(1)	(200)	(93)	(336)

Total	$2,786	$1,700	$4,600	$7,867

Interest income declined during the second quarter and first six months of 2005 as compared with the same periods last year primarily due to an overall reduction in the company’s average cash and marketable securities balances in the first half of 2005 as compared with the same period last year. Interest expense, including the amortization of debt issuance costs, has increased in 2005 due to the issuance of $300 million in senior convertible notes in December of 2004 and utilization of the revolving credit facility during the first six months of 2005. The Company generated a $2 million gain on the sale of a single investment during the second quarter of 2005 and $1 million on the sale of certain extended warranty liabilities during the first quarter of 2005.

Income Taxes

We recorded a net tax expense of $3 million and $2 million in the second quarter and first six months of 2005, primarily representing accrued interest on income taxes payable on certain tax matters that we are contesting. We recorded a $13 million tax benefit for the reversal of previously accrued tax liabilities resulting from tax authority settlements during the first six months of 2004. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Dividends

We recorded preferred stock dividends of $3 million and $6 million during the second quarter and first six months of 2004 related to our Series A and Series C preferred stock. These shares were retired through a repurchase from America Online, Inc, during the fourth quarter of 2004. Accordingly, no dividends were recorded during the second quarter and first six months of 2005.

Segment Performance

The following table presents Gateway’s net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	Increase (Decrease)	2004	2005	Increase (Decrease)	2004
			(a)			(a)
Net sales:
Direct Sales	$111,085	(48.1)%	$213,865	$260,938	(61.6)%	$679,731
Professional	272,478	(14.3)%	317,781	484,045	(12.3)%	552,141
Retail (including International)	489,549	60.0%	305,946	965,910	103.7%	474,103

Consolidated net sales	$873,112	4.2%	$837,592	$1,710,893	0.3%	$1,705,975

Segment operating income (loss):
Direct Sales	$8,208	131.3%	$3,548	$21,273	(227.7)%	$(16,664)
Professional	18,137	11.0%	16,347	24,392	2.3%	23,835
Retail (including International)	26,349	7,449.9%	349	53,378	3,807.6%	1,366

Consolidated segment operating income (loss)	52,694	160.3%	20,244	99,043	1,060.2%	8,537
Non-segment expenses and other charges	(35,074)	(90.2)%	(357,735)	(89,184)	(83.0)%	(533,723)

Consolidated operating income (loss)	$17,620	(105.2)%	$(337,491)	$9,859	(101.9)%	$(525,186)

(a)	During the second quarter of 2004, Gateway formed two new operating segments, Retail and International (currently aggregated in Retail), and realigned its historical segments Direct Sales (previously “Consumer”) and Professional. Historical information in this column has been recast from previously reported information to conform to the new segments and provide consistency in reporting.

Direct Sales

The Direct Sales segment – comprising consumer and small business, phone and web as well as residual Gateway retail store activity – delivered net sales of $111 million on PC unit shipments of 48,000 PCs during the second quarter of 2005 compared to net sales of $214 million on unit sales of 92,000 PCs for the same period last year. For the first six months of 2005, net sales totaled $261 million on sales of 124,000 PCs as compared with $680 million on sales of 304,000 PCs for the same period last year. In both instances, the declines in net sales are primarily due to the closure of the Gateway retail stores in April 2004 ($33 million for the second quarter and $299 million for the first six months), a reduction in Non-PC product offerings, and market share loss due to, in part, a reduction in marketing expenditures and more limited lower price offerings to minimize conflict with third-party retailers in the low-end of the PC market.

Direct Sales segment operating income improved to $8 million and $21 million during the second quarter and first six months of 2005 as compared with income of $4 million and a loss of $17 million for the same periods last year, respectively. This improvement in direct sales operating income stems from cost reductions associated with the closure of Gateway’s retail stores during the second quarter 2004, which more than offset lost profit margin from the stores, as well as reductions in marketing expenditures and other Direct Sales segment SG&A expenses.

Professional

The Professional segment – comprising education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers – delivered net sales of $272 million on PC unit shipments of 211,000 during the second quarter of 2005 as compared with $318 million on sales of 244,000 PCs for the same period last year. Professional segment net sales totaled $484 million on sales of 359,000 PCs for the first six months of 2005 as compared with $552 million on sales of 402,000 PCs for the same period last year. The net sales and unit decreases are primarily due to price competition, particularly in the public sector where there has been a trend towards bulk buys by customers, and more selective bidding generally limited to more profitable deals leading to some market share loss. Professional segment net sales for the second quarter of 2005 increased $61 million over first quarter of 2005. The sequential revenue increase reflects seasonal buying patterns in the government and education sectors.

Professional segment operating income totaled $18 million and $24 million during the second quarter and first six months of 2005, respectively, compared to $16 million and $24 million for the same periods last year, respectively. These improvements are due to productivity increases in both the workforce and marketing in connection with Professional segment SG&A expense reductions.

Retail (including International)

The Retail segment – third-party U.S. domestic and international retail – delivered net sales of $490 million on PC unit shipments of 750,000 during the second quarter of 2005 as compared with $306 million on unit sales of 459,000 for the same period last year. Retail segment net sales for the first six months of 2005 totaled $966 million on unit sales of 1,468,000 PCs compared with $474 million on 694,000 PCs for the same period last year. The Retail segment includes the contribution of eMachines for the full first six months of 2005 as compared with the 110 days subsequent to March 11, 2004 for the first six months of 2004.

On a pro forma basis – which includes eMachines’ net sales and units for the full first six months of 2004 – Retail segment net sales increased 20% and unit shipments increased approximately 14%, respectively, as compared with the same period last year, primarily due to the introduction of Gateway products in third-party retail in the third quarter of 2004 and increases in eMachines sales.

Preliminary data from IDC and The NPD Group indicate that Gateway continued to gain Retail market share in the second quarter of 2005, reflecting increases in both the desktop and notebook categories.

Retail segment operating income for the second quarter and first six months of 2005 was $26 million and $53 million, respectively, compared to breakeven and $1 million for the same periods last year, respectively. This reflects the significant increase in second quarter 2005 net sales and PC unit shipments as compared to the second quarter of 2004, as well as per unit rebate reductions relative to second quarter 2004 levels. It also is due to a full quarter of eMachines’ revenues and the associated gross profit contribution in the first six months of 2005, compared to only 110 days revenue and a small gross profit contribution in the first six months of 2004 due to the purchase accounting associated with the eMachines’ acquisition, which attributed $5 million in gross profit to eMachines’ inventory on the date of acquisition.

Non-Segment Expenses

Non-segment expenses and other charges during the second quarter and first six months of 2005 decreased by $323 million and $445 million compared to the same periods in the prior year, respectively, due primarily to charges taken during the first half of 2004 under the First Quarter 2004 Restructuring Plan. See Note 7.

Major Product Groups

The following table summarizes Gateway’s net sales by major product group (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	As %	2004	As %	2005	As %	2004	As %
Desktops	$411,651	47%	$455,726	54%	$869,094	51%	$878,152	51%
Mobiles	275,160	32%	181,617	22%	484,078	28%	341,632	20%
Servers and other	17,554	2%	14,440	2%	28,477	2%	28,535	2%

Total personal computers (PC)	$704,365	81%	$651,783	78%	$1,381,649	81%	$1,248,319	73%
Non-PC	168,747	19%	185,809	22%	329,244	19%	457,656	27%

Total net sales	$873,112	100%	$837,592	100%	$1,710,893	100%	$1,705,975	100%

Sales of personal computer products represented approximately 81% and 78% of total net sales for the second quarters of 2005 and 2004, respectively, and 81% and 73% of total net sales for the first six months of 2005 and 2004, respectively. As a percentage of total net sales, sales of notebook computers increased 10 percentage points and 8 percentage points during the second quarter and first six months of 2005 relative to the same periods in the prior year, respectively, due to our efforts to focus on the notebook computer market and acceptance of our Gateway-branded products in third-party retail.

Sales of Non-PC products represented 19% of total net sales during the second quarter of 2005, as opposed to 22% for the same period in the prior year. For the first six months of 2005, sales of Non-PC products declined 8 percentage points to 19% from 27% in the same period in the prior year. These declines were primarily due to the closure of Gateway’s retail stores, offset in part by the sale of approximately $46 million of excess Non-PC product inventory associated with the closing of the retail stores. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet services, digital TVs and digital music players and enterprise system and networking products and services.

Liquidity and Capital Resources

Gateway exited the second quarter 2005 with $567 million in cash and marketable securities as compared with $588 million at the end of 2004.

The following table summarizes the sources and uses of cash (excludes marketable securities) for the periods indicated (in thousands):

	Six Months Ended June 30,
	2005	2004
Net cash used in support of operating activities	$(61,487)	$(243,992)
Net cash provided by investing activities	107,573	164,458
Net cash provided by (used in) financing activities	633	(1,657)

Net increase (decrease) in cash and cash equivalents	46,719	(81,191)

We used $61 million in net cash to support operations for the first six months of 2005, primarily reflecting net income of $55 million (after adjustment for a net $43 million in non-cash expenditures) and a net $15 million decrease in accounts receivable, offset by a $45 million increase in inventory primarily due to a seasonal buildup in retail inventory in the second quarter in preparation for the third quarter back-to-school selling season and an increase in product in-transit to customers at quarter-end, a $85 million increase in other assets, net, primarily representing increased receivables from suppliers in anticipation of higher third quarter sales and a net $1 million decrease in accounts payable, accrued expenses (including outlays related to our restructuring, transformation and integration activities), royalties and other liabilities. This compares with a $244 million net use of cash in support of operations during the first six months of 2004 that primarily reflected a net loss of $274 million (adjusted for $230 million of non-cash items) and a net use of $119 million to pay outstanding payables, accrued liabilities, royalties and other liabilities, partially offset by a net $149 million reduction in accounts receivable, inventories, and other assets, net for the period. These 2004 amounts are net of the effects of the eMachines’ acquisition.

During the first six months of 2005, we liquidated a net $117 million in marketable securities to assist in meeting our operating requirements and purchased $9 million of fixed assets, including progress payments on our new enterprise resource planning system. This compares with net marketable security liquidations of $237 million and cash proceeds on the sale of a vacant building of $12 million, partially offset by $41 million paid to acquire eMachines (including direct expenses of approximately $6 million and net of the $4 million in existing eMachines cash acquired through the transaction), $22 million to settle a shareholder note payable arising from the eMachines acquisition, and $21 million in fixed asset acquisitions for the same period last year.

We repaid $25 million on our revolving credit agreement during the first quarter of 2005, but borrowed $25 million during the second quarter of 2005, leaving $50 million outstanding as of June 30, 2005. We generated $1 million through stock option exercises during the first six months of 2005. During the first six months of 2004, we paid $4 million in preferred stock dividends and generated $3 million through stock option exercises. We are no longer required to pay preferred stock dividends due to the retirement of the Series A and Series C preferred stock in December 2004.

See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of changes in significant balance sheet items for the first six months of 2005.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	June 30, 2005	December 31, 2004
Cash and marketable securities	$566,830	$588,330
Days of sales in accounts receivable (a)	34	30
Days inventory on hand (b)	28	19
Days in accounts payable (c)	(75)	(51)

Cash conversion cycle (d)	(13)	(2)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Days of sales in accounts receivable increased by 4 days due to an increased mix of Professional sales (as compared with the fourth quarter of 2004) and an increase in receivables from certain retailers. The average number of days in inventory increased by 9 days due to seasonal buildup of inventory in anticipation of higher third-quarter sales, particularly within the Retail segment. Days payable outstanding increased by 24 days due to extended supplier terms.

Microsoft Agreement

In April 2005, Gateway entered into a Marketing, Development and Settlement Agreement with Microsoft Corporation that provides for Microsoft to make aggregate payments to Gateway of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. Gateway received approximately $21 million from Microsoft under this arrangement during the first six months of 2005. We made qualifying marketing and development expenditures of about $15 million in the second quarter of 2005, which are reflected in the results of operations for the period. Gateway expects to receive approximately $20 million under this agreement during the remainder of 2005 and $35 million in each of 2006, 2007 and 2008, respectively.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. Borrowings under the agreement bear interest, at Gateway’s election, based on LIBOR or a base rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. As of June 30, 2005, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 4.74%, we had utilized $46 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $70 million.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. The notes are direct, unsecured and unsubordinated obligations of the Company and rank equal in priority to our existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. The Notes are convertible into approximately 34.8 million shares of our common stock at any time prior to the close of business on the business day immediately prior to maturity. We may settle this conversion in cash, shares or a combination of both. Noteholders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of our common stock based on established formulas. We may not redeem the notes prior to maturity but noteholders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon the occurrence of certain designated events. Interest is payable semi-annually each June 30 and December 31, beginning June 30, 2005.

Restructuring Obligations

We have approximately $43 million in remaining cash outlays (approximately $10 million on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring, transformation and integration activities. These amounts primarily represent ongoing lease obligations associated with excess facilities and the retail stores closed in April 2004. The eventual timing and amounts of net restructuring outlays are dependent upon the timing and proceeds levels that may be generated through the sale of assets. We currently project cash outlays (excluding proceeds from asset sales) will occur as follows: approximately $15 million during the remainder of 2005, $12 million in fiscal 2006, $5 million in fiscal 2007 and $11 million thereafter.

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

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2004 Annual Report on Form 10-K except as follows:

•	Supplier purchase commitments – Gateway utilizes several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by Gateway typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $126 million at June 30, 2005.

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

Related Party Transactions

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica Inc. that is convertible into approximately 17% of the common stock of Alorica. This related party provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers and is currently developing a customized customer service technology solution for Gateway. Gateway paid approximately $13 million and $29 million to Alorica for services during the second quarter and first six months of 2005, respectively and $9 million and $12 million for the same periods of 2004, respectively. We expect to continue to utilize the services of Alorica in 2005 at increased levels relative to 2004 amounts.

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

In his former position at Gateway, Mr. Lee had general oversight for the implementation of technology provided by Alorica and he also had provided limited input regarding Gateway’s use of other third party technical support service providers. Gateway has implemented procedures to provide for prior Audit Committee review of all commercial relationships between Gateway and Alorica that exceed $500,000 per quarter in the aggregate. All other services provided by Alorica below this threshold are reviewed quarterly by independent senior management and the Audit Committee.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF No. 03-1 has been delayed pending issuance of additional implementation guidance. Management continues to monitor the FASB’s progress on this issue and does not expect adoption of the evaluation and measurement criteria, once finalized, will have a material impact on Gateway’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” which requires, among other things, that stock options be measured at fair value and recognized as expense in the financial statements. SFAS 123-R requires management to select an appropriate option-pricing model and make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing that value in the financial statements. SFAS 123-R is effective for Gateway on January 1, 2006. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from the pro forma stock option expense disclosures currently provided in Note 1.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes made by Gateway after January 1, 2006. Management continues to evaluate the effect that adoption of SFAS 154 will have on Gateway’s consolidated results of operations and financial position.

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

Although the majority of the integration tasks associated with our acquisition of eMachines in March of 2004 have been completed, some of the significant challenges we may continue to face include:

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

The PC industry is extremely competitive and pricing pressures have reduced our gross margins and challenge our ability to maintain profitability.

Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we continue to experience increased competition in the PC industry and lost market share in certain of our business segments. We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products to market quickly. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices of our PCs will continue to decline, although this may be partially offset by an increased product mix of relatively higher priced notebook PCs, Gateway branded PCs in Retail and thin film transistor or liquid crystal display monitors. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Non-PC products. In addition, demand within our Direct Sales segment has declined and may further decline due to significantly reduced marketing expenditures, which could result in lower total company gross margins. To the extent we are unable to maintain or grow our market share and maintain or improve our gross margins, our business prospects and financial condition would be adversely affected.

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

We attempt to transfer the risk of inadvertent patent infringement to our original design manufacturers and suppliers via contract. We are not always successful in contractually transferring such risk to our original design manufacturers and suppliers, and even when we do so we may be unable to enforce their obligations or they may be unable to adequately defend any patent infringement claims against our PCs and Gateway-branded Non-PC products. If we are unable to impose upon our original design manufacturers and suppliers the costs of patent infringement claims, our future operating results and financial condition could be materially adversely affected.

Because one customer accounts for a substantial portion of our revenues, the loss of this customer would cause a significant decline in our revenues.

A single customer, Best Buy, accounted for approximately 31% of total revenues for the first half of 2005, up from 23% of total revenues for 2004, and is expected to continue to be a significant customer for the balance of 2005. Although we constantly work to expand and diversify our customer base, reductions or terminations of product purchases by, or pricing pressures from, this customer or other major third-party retailers without an offsetting increase in new sales to other customers, would result in a substantial decline in our revenue and operating results.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect sales.

Our products are sold primarily through direct channels and third-party retail partners. Third-party retail sales expanded significantly in 2004 and the first half of 2005, and are expected to continue to expand during the balance of 2005. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. Additionally, third party retailer orders may be subject to considerable variability from quarter to quarter. If the financial condition of these retailers weakens or if they were to cease or significantly reduce the distribution of our products, Gateway’s business and financial results could be adversely affected. If significant variability is experienced, Gateway’s business and financial results for a particular quarter could be adversely affected. In addition, failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales could have a significant adverse impact on revenues.

War and the related political and economic uncertainties may adversely affect our operating results.

War and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of hostility could materially adversely affect demand for our products and disrupt our supply chain or customer fulfillment logistics or operations, resulting in an adverse impact on our future operating results and financial condition.

If we cannot sustain our recent profitability and incur continued net losses or negative cash flows, the business could fail.

We experienced net losses in the years ended December 31, 2002, 2003 and 2004 of $298 million, $515 million and $568 million, respectively. While we reported net income of $12 million during the first half of 2005, we can not guarantee that this profitability will continue. Additional significant net losses would materially adversely affect Gateway’s financial condition, results of operations and cash flows.

Our cash and marketable securities balances have declined since the first quarter of 2004 from historically higher levels due to the eMachines acquisition, restructuring our company, working capital usage in support of expanding our Retail business, and other operating, investing and financing activities. We expect to incur approximately $43 million (approximately $10 million on a net basis after including proceeds from the sale of assets) in restructuring outlays associated with previously announced restructuring plans. If we are unable to reverse our negative cash flow, including completion of our cash outlays from previously announced restructuring plans, we will continue to have declining cash and marketable securities balances. While we believe we will have sufficient cash and financial flexibility to meet our operational cash needs, if we are unable to maintain sufficient liquidity, our future results of operations and financial condition would be adversely impacted.

If we fail to attract new customers and/or retain our existing customers, and/or replace revenues associated with our higher-margin service revenues, our operating results will be adversely impacted.

The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new and repeat customers through our various marketing channels, including our website, our telephone call centers, our professional sales force and our third-party retail partners, and then convert these interactions into sales transactions. Our significantly reduced marketing expenditures have contributed to reduced demand within our Direct Sales and Professional segments. In terms of retaining customers, our ability to successfully bid on future public sector business could be negatively impacted if we fail to perform under any of our existing public sector contracts. Furthermore, some of our third-party retail partners have started, or we expect that they will start, selling private label PCs at competitive prices. These sales have the potential to adversely affect our market share. In addition, a portion of Gateway’s revenue and profit is derived from our higher-margin service revenues, such as Internet access services and extended warranties sold in prior periods and recognized over time under our revenue recognition policy. We expect revenue and profit from these sources to decline in the future. If we do not achieve increased transaction volume, or replace our higher margin service revenues with alternative sources of profit margin, our ability to grow and become profitable will be adversely impacted.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability.

We are implementing a new enterprise resource planning system, as well as order capture and customer service applications, and continue to develop and modify certain of our other systems. Given our ongoing systems integration work, portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce system errors. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming, and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

We are dependent on manufacturing and services provided by a limited number of third parties and failure to properly manage these relationships could significantly impact our results of operations.

We are dependent upon third-party providers of manufacturing and support services. We outsource all of our manufacturing operations, a significant portion of our service and support functions, and some administrative and operational services to third-party providers under contract. One of the third-party providers of service and support functions is partly-owned by Gateway and controlled by a former executive officer of Gateway. Although we have partnered with certain vendors, we have no assurance that business interruptions will not occur or that these third parties will meet the needs of our business. If we are unable to properly manage our partnerships with these third-party providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations or if we are not able to manage conflicts of interest inherent in related party transactions, our results of operations could be adversely impacted.

We require a high volume of quality products and components for our PC and Non-PC offerings, substantially all of which are obtained from a limited number of original design manufacturers and suppliers. In some circumstances we maintain single or dual-source vendor relationships, such as with Microsoft for operating system products and Intel and AMD for PC microprocessors. There currently is a lawsuit between AMD and Intel, the outcome of which could impact our results of operations. If the supply of a key material product or component were delayed or curtailed, our ability to ship the related product in a timely and cost-effective manner could be adversely affected. We seek to mitigate a portion of these risks in some cases by maintaining insurance to protect ourselves against loss of profits due to a vendor’s inability to perform due to an insurable property loss. In addition, we seek to mitigate such risks by having dual sources of supply where appropriate and by using reputable and reliable vendors. However, even where multiple vendors are available, we may source from a single vendor to take advantage of volume discounts, for product technical characteristics or quality reasons, or to maintain access to certain key components that are at times subject to industry-wide availability and pricing pressures. In cases where we need to switch to another original design manufacturer or supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable new or additional production with such original design manufacturers or suppliers could result in delays and possible reductions in net sales. We also receive market development funding from a few of these suppliers. If the amount of market development funding were to significantly decline, our results of operations could be adversely affected.

To minimize some of these risks, we monitor the financial status of certain key original design manufacturers and suppliers, assess the likelihood of disruption to the supply of products or components and establish in advance a plan to migrate to an alternative supplier(s), if necessary. One of our key original design manufacturers recently filed a request for court receivership. A backup and migration plan has been implemented to reduce our reliance on and mitigate our financial exposure to this specific original design manufacturer. However, there can be no assurance that such backup and migration plans for any key original design manufacturer or supplier that experiences financial instability would prevent delays or curtailments of deliveries of key products or components or leave us exposed to future costs such as warranty claims, which could adversely affect our future operating results and financial condition.

Industry consolidation also impacts our supply chain. Many of our competitors obtain products or components from the same original design manufacturers and suppliers that we utilize. Our competitors may obtain better pricing and other terms, more favorable allocations of products and components during periods of limited supply, and could limit our ability to engage in relationships with certain original design manufacturers and suppliers. In addition, certain of our original design manufacturers and suppliers could decide in the future to not continue conducting business with us. Any of these actions by our competitors, original design manufactures or suppliers could adversely affect our future operating results and financial condition.

Our reliance on third-party suppliers of key products and components exposes us to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of our products and services.

While outsourcing arrangements may lower our product and operating costs, they also reduce our direct control over production and distribution. If we are unable to ship our products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues arise due to faulty products or components manufactured by third-party suppliers and/or original design manufacturers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by third-party suppliers and/or original design manufacturers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including timely delivery to our primary ports of Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations were disrupted by economic, business, environmental, political, medical, military, or terrorist events, Gateway’s operations and financial condition could be adversely affected. In addition, we may experience production and financial difficulties if any of our significant third-party suppliers suffer financial instability. This includes our likely inability to obtain reimbursement for prepaid warranty costs from certain original design manufacturers, should their financial condition deteriorate. Should such third-party suppliers fail to either produce or deliver products as scheduled or to provide prepaid warranty coverage, our operations and financial condition may be adversely affected.

Reduced availability of consumer financing from third-party financing providers could adversely affect revenues.

Third-party financial institutions provided financing on approximately 14% of our Direct Sales segment net sales during the second quarter of 2005 on a non-recourse basis to Gateway. The agreements are considered non-recourse as Gateway is not liable or responsible for non-payment by any customer, apart from certain sharing arrangements related to customer fraud. On April 1, 2005, the relationship with one of our consumer lending partners expired. In June 2005, we entered into an exclusive arrangement with a new consumer lending partner that will be phased in over the second half of 2005. As a result, the relationships with our other current consumer lending partners will be phased out during the second half of 2005. During this period, the financing activities previously provided by such lenders will be migrated to our new exclusive consumer lending partner.

Reduced availability of financing generally or tightening in consumer credit policies from our third-party financial providers could materially and adversely affect the amount of our Direct Sales segment net sales. Should we need to switch in the future to another financing partner and provided alternative partners are available, qualification of the new partner and establishment of reliable operations with such partner could result in delays and potential reductions in Direct Sales segment net sales from levels we might otherwise achieve.

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

Failure to develop and introduce new and technologically advanced products in an industry characterized by short product life cycles could adversely affect our growth and efforts to sustain profitability.

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

Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry and Non-PC products. Our internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and Non-PC products. There is no assurance that we will continue to have access to or the right to use new technology, or be successful incorporating such new technology in our products in a timely manner.

The failure to properly manage inventory could result in material losses.

By distributing many of our products directly to our customers prior to our acquisition of eMachines and its third-party retail relationships, we historically have avoided the need to maintain high levels of finished goods inventory. This minimized costs and allowed us to respond more quickly to changing customer demands and reduced our exposure to the risk of product obsolescence. As we increase sales volume into third-party retail channels, managing our inventory effectively has become increasingly important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. In addition, we maintain certain component products in inventory for servicing our products. If we are not successful in forecasting component or product demand, we could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write downs, which in turn could result in lower gross margins. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. Although we believe our inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that we will not incur significant additional inventory and related charges.

The failure to attract, retain, properly transition and motivate key personnel could have a significant near-term adverse impact on our operations.

Our ability to retain and attract key personnel has been impacted by significant turnover in senior management as a result of the integration of Gateway and eMachines, the relocation of our corporate headquarters to Irvine, California in September 2004, and the closure of our facility in Sioux Falls, South Dakota and the closure of our manufacturing operations in North Sioux City, South Dakota in the second half of 2004. In addition, our ability to motivate employees and maintain employee morale may be further adversely impacted by workforce reductions, from about 7,400 at the time the eMachines acquisition was announced to approximately 1,825 employees at the end of June 2005. As a result of these workforce reductions, manpower in certain areas may be constrained, which could lead to disruptions in operations, customer care, contract compliance and certain corporate administrative functions over time. In addition, if we are unable to maintain and develop our infrastructure over time, including an optimal workforce size, while reducing costs, we could experience disruptions in operations, which could have a significant adverse financial impact. There can be no assurance that we will continue to successfully retain or attract the management we need, or be able to maintain an optimal workforce size. The inability to retain or attract such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. that could be adversely affected by changes in the political and/or economic policies of those countries or the U.S., which could increase our cost of operations.

We have outsourced a substantial portion of our manufacturing operations to countries in Asia, Eastern Europe and Mexico. A change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. While our contract obligations are typically in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. In particular, the recent change to the Chinese yuan to United States dollar exchange rate, or any future changes, could increase our costs for products and components sourced from China. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. We also have outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Environmental laws and regulations and unforeseen costs could impact our future earnings.

Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. We also could face significant costs and liabilities in connection with product take-back legislation, which provides customers the ability to return product at the end of its useful life and places financial and other responsibility for environmentally safe collection, recycling, treatment and disposal with Gateway. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances (ROHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005.

Similar laws and regulations have been or may be enacted in other regions, including in the United States, Canada, Mexico, China and Japan. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have an adverse effect on Gateway.

With the shift to third-party retail, we are increasingly subject to seasonality which can make it difficult to forecast results of operations and anticipate near term developments.

Gateway’s operating margins vary among products, distribution channels and the seasonal buying habits of our customers. We expect seasonally higher Retail segment revenues during the second half of the year, and Professional segment revenues are expected to be higher in the second and third quarters. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales, as well as seasonality factors related to the time of the year. In addition, we typically experience an increase in sales activity near quarter-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at our manufacturing or logistics partners, fluctuations in product, geographic and channel mix, and the effect of seasonality on our sales and operating margins can have significant adverse impacts on Gateway and our results of operations and financial condition for a given reporting period.

Expansion into international markets exposes us to increased risks.

Gateway has expanded sales of PCs and certain Non-PC products into international markets. While Gateway previously sold PCs in international markets and eMachines has been selling in international markets for several years, there can be no assurance that such markets will accept Gateway PCs and Non-PC products to the extent we expect. International sales are subject to certain inherent risks including unexpected changes in regulatory requirements and tariffs, including antidumping penalties, risks in hedging for foreign currency fluctuations for non-U.S. dollar sales, difficulties in managing foreign operations, legal remedies that can affect accounts receivable collection and potentially adverse tax consequences. In addition, given that our products in international markets are sold primarily through a small number of third-party retail partners, Gateway’s business and financial results could be adversely affected if the financial condition of any of these retailers weakens or if they were to cease or significantly reduce the distribution of our products. For those international sales denominated in U.S. dollars, any strengthening of the U.S. dollar relative to the currencies of other countries into which we sell our products and services could make our products and services more expensive, thereby reducing the price-competitiveness of our products. Should any of these difficulties arise, our results of operations and financial condition could be adversely impacted.

Failure to accurately estimate and monitor our rebate-redemption rates could significantly impact results of operations.

From time to time we offer product rebates on purchases of certain of our PCs and Non-PC products. We use historical data to assist us in determining the percentage of customers who will claim these product rebates. We must estimate future product rebate redemptions to price our products effectively. If we experience an unexpected increase in rebate redemption rates, then the effective average selling price of our products would be reduced below the level we anticipated and our net revenues and gross margins would decline, thereby adversely impacting our results of operations.

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

Developing and maintaining awareness of our Gateway and eMachines brand names is critical to achieving widespread acceptance of our PC and Non-PC offerings. Promotion and enhancement of our brand will depend largely on whether we cost-effectively provide reliable and desirable products and services to customers and the effectiveness of our marketing efforts. Currently, third-party retailers are often our first points of contact with consumers and these retailers provide much of our product advertising as we have reduced our internal spending on marketing. If these retailers reduce or cease advertising our products, we may need to increase our own sales and marketing expenses to create and maintain brand awareness among potential consumers. If customers do not perceive our products to be of high quality, our brand names and reputation could be harmed, which could adversely impact our financial results.

Recent changes in accounting for equity compensation will adversely affect earnings and could affect our ability to attract and retain key employees.

We have historically used stock options as a component of our employee compensation program in order to align employee’s interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In December 2004, the Financial Accounting Standards Board issued a rule that requires companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives, effective for interim periods beginning after January 1, 2006. This will affect our future earnings per share and could limit Gateway’s willingness to use equity-based compensation plans, which could affect our ability to attract and retain employees.

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

Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date, Gateway’s disclosure controls and procedures were effective to ensure that the information relating to Gateway, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Gateway’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 6 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Gateway of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	—	—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	173,197	3.49	—	—

Total	173,197	$3.49	—	—

The 173,197 shares of common stock represents the value of taxes withheld on the aggregate vesting of 378,571 shares of restricted stock originally issued in connection with the eMachines’ acquisition in March 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) Gateway’s Annual Meeting of Stockholders was held on May 19, 2005 in Costa Mesa, California.

(b) At our 2005 Annual Meeting of Stockholders, an election of Class III directors was held with the following individuals being elected to Gateway’s Board of Directors:

Name	Voted For	Votes Withheld
George H. Krauss	325,963,940	14,531,175
Joseph G. Parham, Jr.	328,411,449	12,083,666
Richard D. Snyder	324,512,885	15,982,230

(c) At our 2005 Annual Meeting of Stockholders, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2005 was ratified. There were 338,586,339 votes cast for such ratification and 1,384,218 votes cast against, and 524,558 abstentions.

(d) At our 2005 Annual Meeting of Stockholders, Gateway stockholders did not approve a stockholder proposal to require a majority vote for the election of directors. There were 53,099,359 votes cast for the proposal, 173,239,847 votes cast against the proposal, and 1,863,425 abstentions.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Marketing, Development and Settlement Agreement, dated as of April 7, 2005, by and between Microsoft Corporation and Gateway, Inc.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: August 15, 2005	By:	/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: August 15, 2005	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)