Form 10-Q
period 2005-09-30
GATEWAY INC
filed 2005-11-08
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 4, 2005 there were 373,144,573 shares of the Common Stock of Gateway, $.01 par value per share, outstanding. As of November 4, 2005 there were no shares of Gateway’s Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended September 30, 2005

I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and nine months ended September 30, 2005 and 2004

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$1,018,973	$915,132	$2,729,866	$2,621,107
Cost of goods sold	934,280	823,038	2,477,394	2,404,626

Gross profit	84,693	92,094	252,472	216,481
Selling, general and administrative expenses	77,557	153,768	250,546	803,341
Microsoft benefit	11,629	—	26,698	—

Operating income (loss)	18,765	(61,674)	28,624	(586,860)
Other income, net	323	3,424	4,923	11,291

Income (Loss) before income taxes	19,088	(58,250)	33,547	(575,569)
(Provision) Benefit for income taxes	(4,027)	1,774	(6,484)	14,559

Net income (loss)	15,061	(56,476)	27,063	(561,010)
Preferred stock dividends and accretion	—	(2,792)	—	(8,371)

Net income (loss) attributable to common stockholders	$15,061	$(59,268)	$27,063	$(569,381)

Net income (loss) per share—basic and diluted (See Note 1)	$0.04	$(0.16)	$0.07	$(1.58)

Weighted average shares outstanding:
Basic	371,166	372,940	371,171	360,305

Diluted	406,354	372,940	372,002	360,305

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2005 and December 31, 2004

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$465,125	$327,793
Marketable securities	170,145	260,537
Accounts receivable, net of allowance for uncollectible accounts of $2,727 and $3,582 at September 30, 2005 and December 31, 2004, respectively	321,146	342,121
Inventory:
Components and subassemblies	68,891	60,965
Finished goods	123,684	135,359

Total inventory	192,575	196,324
Other	420,214	217,663

Total current assets	1,569,205	1,344,438
Property, plant and equipment, net	66,424	102,657
Intangible assets, net	90,302	95,392
Goodwill	155,619	155,619
Other assets, net	21,243	73,681

	$1,902,793	$1,771,787

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit facility	$50,000	$50,000
Accounts payable	734,141	532,329
Accrued liabilities	205,091	271,912
Accrued royalties	81,848	41,796
Other current liabilities	197,355	226,615

Total current liabilities	1,268,435	1,122,652
Senior convertible notes	300,000	300,000
Long-term liabilities	61,955	104,098

Total liabilities	1,630,390	1,526,750

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 375,236 and 374,941 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3,752	3,749
Common stock in treasury, at cost; 4,061 and 2,725 shares at September 30, 2005 and December 31, 2004, respectively	(23,253)	(15,764)
Additional paid-in capital	966,032	965,114
Deferred stock-based compensation	(4,119)	(14,439)
Accumulated deficit	(666,984)	(694,047)
Accumulated other comprehensive (loss) income	(3,025)	424

Net stockholders’ equity	272,403	245,037

	$1,902,793	$1,771,787

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2005 and 2004

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$27,063	$(561,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-downs of property and equipment	11,608	162,509
Depreciation and amortization	31,558	95,422
Stock-based compensation	10,545	9,360
Provision for doubtful accounts receivable	4,501	9,357
(Gain) Loss on sales of investments	(1,725)	1,206
Loss on sale of property, plant and equipment	—	2,500
Other, net	1,287	(80)
Changes in operating assets and liabilities, net of effects of eMachines’ acquisition:
Accounts receivable	16,474	37,742
Inventory	3,749	34,861
Other assets	(198,125)	(30,640)
Accounts payable	194,982	(64,252)
Accrued liabilities	(68,741)	(5,198)
Accrued royalties	40,052	(12,208)
Other liabilities	(71,403)	(32,734)

Net cash provided by (used in) operating activities	1,825	(353,165)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	138,425	395,996
Cash paid in acquisition of eMachines, net of cash acquired	—	(41,350)
Capital expenditures	(17,489)	(30,521)
Proceeds from sale of property, plant and equipment	13,875	12,086
Proceeds from principal payments of notes receivable	—	(22,448)

Net cash provided by investing activities	134,811	313,763

Cash flows from financing activities:
Payment of preferred stock dividends	—	(7,380)
Proceeds from common stock option exercises	696	5,258

Net cash provided by (used in) financing activities	696	(2,122)

Net increase (decrease) in cash and cash equivalents	137,332	(41,524)
Cash and cash equivalents, beginning of period	327,793	311,520

Cash and cash equivalents, end of period	$465,125	$269,996

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in eMachines acquisition	$—	$214,623

Value of restricted shares not converted to unrestricted shares upon vesting (see Note 7)	$7,489	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,533	$477

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway” or “Company”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed below and restructuring, transformation and integration charges as discussed in Note 9. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year.

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”) and PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. PC-related products and services (“Non-PC”) consist of all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company. These unaudited condensed consolidated financial statements include eMachines’ results of operations subsequent to March 11, 2004. On April 9, 2004, Gateway closed its remaining 188 retail stores to pursue wider distribution of its products through third-party retail partners (domestic and international) in addition to continued direct-sales of products to consumers and businesses via Gateway’s sales force, website and phone centers.

These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in Gateway’s 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair values ascribed to severable contract elements, provisions for sales returns, bad debts in accounts receivable, excess and/or obsolete inventory, product warranty costs, customer incentive programs including rebates, restructuring activities, deferred tax assets, and litigation matters.

Marketable Securities:

Included in marketable securities as of September 30, 2005 are unrealized losses of approximately $1.5 million related to securities that have been in an unrealized loss position for greater than 12 months. The underlying securities are primarily federal, state and municipal, mortgage-backed, and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes the company has the ability and intent to hold the underlying securities to maturity and for this reason, no other-than-temporary impairment charge was recorded during the third quarter and first nine months of 2005.

Revenue Recognition:

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services,

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

previously offered through Gateway’s retail stores, was recognized as the services were rendered. Revenue from Internet services provided by third parties is recognized as the services are provided based on subscriber counts as reported to Gateway by the service providers. Revenue from the sale of other services rendered by third parties, such as installations services, is generally recognized when such services are performed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected volatility	61%	71%	68%	71%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years	3.5 years

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant, net loss and net loss per share would have been (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders—as reported	$15,061	$(59,268)	$27,063	$(569,381)
Add: compensation expense included in net income (loss)	2,785	4,257	10,545	9,360
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,118)	(7,746)	(35,162)	(21,017)

Net income (loss) attributable to common stockholders—pro forma	$9,728	$(62,757)	$2,446	$(581,038)

Net income (loss) per share—as reported:
Basic and diluted	$0.04	$(0.16)	$0.07	$(1.58)

Net income (loss) per share—pro forma:
Basic and diluted	$0.03	$(0.17)	$0.01	$(1.61)

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF No. 03-1 has been delayed pending issuance of additional implementation guidance. Management continues to monitor the FASB’s progress on this issue and does not expect adoption of the evaluation and measurement criteria, once finalized, will have a material impact on Gateway’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” which requires, among other things, that stock options be measured at fair value and recognized as expense in the financial statements. SFAS 123-R requires management to select an appropriate option-pricing model and make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing that value in the financial statements. SFAS 123-R is effective for Gateway on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Management is evaluating the requirements of SFAS 123R and SAB 107 and believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from the pro forma stock option expense disclosures currently provided above. See Note 13 for disclosure of a related subsequent event.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset-retirement obligations whose timing or method of settlement is conditional upon future events should be recorded at fair value as soon as fair value can be reasonably estimated and provides guidance on whether fair value is considered reasonably estimable. Gateway adopted FIN 47 during the first quarter of 2005 and such adoption did not materially impact Gateway’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes made by Gateway after January 1, 2006. Management continues to evaluate the effect that adoption of SFAS 154 will have on Gateway’s consolidated results of operations and financial position.

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

2. Comprehensive Income (Loss):

Comprehensive income (loss) for Gateway includes net income (loss), foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Comprehensive income (loss):
Net income (loss)	$15,061	$(56,476)	$27,063	$(561,010)
Foreign currency translation	374	67	658	(77)
Unrealized gain (loss) on available-for-sale securities, net	(113)	(123)	(4,107)	(2,701)

	$15,322	$(56,532)	$23,614	$(563,788)

The components of other comprehensive (loss) income as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Accumulated other comprehensive (loss) income:
Foreign currency translation	$(885)	$(1,543)
Unrealized (loss) gain on available for sale securities, net of tax	(2,140)	1,967

	$(3,025)	$424

3. Selected Balance Sheet Information (in thousands unless otherwise noted):

	September 30, 2005	December 31, 2004
Other current assets:
Prepaid expenses	$69,345	$58,270
Receivables from suppliers	226,957	78,678
Assets held for sale	28,300	34,312
Other	95,612	46,403

	$420,214	$217,663

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway purchases selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the raw materials is recorded in other current assets (shown above as “Receivables from suppliers”). Thus, such arrangements have the effect of increasing other current assets and decreasing inventory. During the quarter, we changed from a consignment arrangement to buy/sell terms with two key original design manufacturers increasing the “Receivables from suppliers” balance ($137 million). The remainder of the increase in “Receivables from suppliers” is attributable to Gateway’s increase in sales of component parts to original design manufacturers.

The $49 million increase in other current assets is primarily due to increases in prepaid royalties ($18 million), vendor rebate receivables ($12 million) and to timing differences related to the receipt of amounts under a revenue sharing agreement ($12 million).

Impairment charges of $2.0 million and $11.6 million were recorded during the third quarter and first nine months of 2005, respectively, primarily related to a facility being actively marketed that has been classified as held for sale. Impairment charges of $27 million and $157 million were recorded in the third quarter and first nine months of 2004, respectively, primarily as a result of Gateway’s decision to close the retail stores effective April 9, 2004 (see Note 9).

	September 30, 2005	December 31, 2004
Property, plant and equipment, net:
Property, plant and equipment	$461,840	$493,856
Accumulated depreciation	(395,416)	(391,199)

	$66,424	$102,657

As part of its 2003 and 2004 restructuring activities, Gateway reduced the estimated service lives for certain assets. These revisions to estimated useful lives did not result in additional depreciation expense in the third quarter of 2005, but resulted in additional depreciation expense of $5.0 million ($0.1 per share) for the first nine months of 2005, and $9.7 million ($0.03 per share) and $28.7 million ($0.08 per share) in additional depreciation expense for the three and nine months ended September 30, 2004, respectively.

Total depreciation expense (including the additional depreciation due to changes in asset lives) was $6.5 million and $26.5 million for the third quarter and first nine months of 2005, respectively, and $19.5 million and $85.6 million for the third quarter and first nine months of 2004, respectively.

	September 30, 2005	December 31, 2004
Intangible assets, net:
Amortized intangible assets (customer relationships)	$99,000	$99,000
Accumulated amortization	(58,298)	(53,208)
Non-amortizable intangible assets (trademarks and tradenames)	49,600	49,600

	$90,302	$95,392

During the fourth quarter of 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the assets’ use, resulting in additional amortization expense of $1.1 million for the first nine months of 2005. Total intangible asset amortization expense was $1.2 million and $5.1 million for the third quarter and first nine months of 2005 (including the additional amortization due to changes in asset lives), respectively and $3.6 million and $9.8 million for the third quarter and first nine months of 2004, respectively.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2005	December 31, 2004
Other assets, net:
Restricted cash	$5,112	$55,179
Long-term investments	3,441	3,792
Deferred debt issue costs, net	8,000	9,559
Other	4,690	5,151

	$21,243	$73,681

Accrued liabilities:
Accrued expenses	$127,055	$154,326
Warranty	28,720	17,033
Restructuring (see Note 9)	32,961	78,519
Other	16,355	22,034

	$205,091	$271,912

	September 30, 2005	December 31, 2004
Other current liabilities:
Deferred revenue	$70,555	$102,076
Income taxes payable	120,682	114,090
Other	6,118	10,449

	$197,355	$226,615

Other long-term liabilities:
Deferred revenue	$39,297	$77,670
Warranty	2,112	2,258
Deferred tax liabilities	19,840	19,840
Other	706	4,330

	$61,955	$104,098

4. Warranty Liability and Deferred Revenue

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

	Nine Months Ended September 30,
	2005	2004
Accrued warranty, beginning of the period	$19,291	$26,897
Accruals for warranties issued during the period	40,128	41,932
Settlements made	(28,587)	(50,125)

Accrued warranty, end of the period	$30,832	$18,704

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Liability:

Gateway offers its customers an option to purchase extended warranties. During the fourth quarter of 2004, Gateway entered into an agreement with a third-party service provider to sell extended service plans on Gateway’s products to Gateway customers on behalf of that provider and its affiliates. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized on a net basis (only that portion owed to Gateway for its efforts in the sale) at the time of sale except in states where law requires Gateway to be the legal obligor on extended service plans. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. Gateway expects that deferred revenue, and the revenue stream associated with it, will continue to decline in future quarters.

A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Extended warranty deferred revenue, beginning of the period	$178,381	$216,790
Additions to extended warranty deferred revenue	19,086	88,295
Extended warranty revenue recognition	(92,698)	(100,239)

Extended warranty deferred revenue, end of the period	$104,769	$204,846

5. Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. During the second quarter of 2005, Gateway restructured approximately $51 million of its letters of credit, guarantees, and controlled accounts which had previously been secured by restricted cash on deposit with financial institutions to letters of credit and guarantees secured by a $46 million utilization of the letter of credit line under this revolving credit facility. As of September 30, 2005, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 5.75%, had utilized $46 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $39 million.

In December 2004, Gateway completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of the company and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 note is initially convertible into 115.8749 shares of Gateway common stock based on an initial conversion price of $8.63, or approximately 34.8 million shares in aggregate, at any time prior to the close of business on the business day immediately prior to scheduled maturity. Gateway may settle a conversion election in cash, common shares or a combination of both. Noteholders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for,

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity, but noteholders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31.

Interest expense was $1.6 million and $4.5 million for the third quarter and first nine months of 2005, respectively and $0.2 million and $0.5 million for the same periods in 2004, respectively.

6. Income Taxes:

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax expense of $4.0 million and $6.5 million in the third quarter and first nine months of 2005, primarily representing accrued interest on income taxes payable related to certain tax matters that Gateway is contesting. Gateway is in the process of concluding a series of income tax audits with the IRS for which $54 million has been accrued and included in income taxes payable at September 30, 2005. Gateway management is challenging these matters and believes a resolution will be reached early in 2006. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

7. Stockholders’ Equity:

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders—basic	$15,061	$(59,268)	$27,063	$(569,381)
Interest expense on convertible debt	1,037	—	—	—

Net income (loss) attributable to common shareholders—diluted	$16,098	$(59,268)	$27,063	$(569,381)

Weighted average shares outstanding—basic	371,166	372,940	371,171	360,305
Shares issuable upon conversion of senior convertible notes	34,762	—	—	—
Employee and director stock options	426	—	831	—

Weighted average shares outstanding—diluted	406,354	372,940	372,002	360,305

Net income (loss) per share—basic	$0.04	$(0.16)	$0.07	$(1.58)
Net income (loss) per share—diluted	$0.04	$(0.16)	$0.07	$(1.58)

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Weighted average shares outstanding—diluted for the nine months ended September 30, 2005 excludes 34,762 thousand shares issuable upon conversion of the senior convertible notes. Weighted average shares outstanding—diluted for the third quarter and first nine months of 2004 excludes 28,177 thousand shares issuable upon conversion of the Series A and C preferred stock as well as 2,041 thousand and 2,925 thousand weighted average incremental shares, respectively, related to employee and director stock options. These shares are excluded for these periods as their effect on net income (loss) per share—diluted is anti-dilutive.

Gateway has also excluded from net income (loss) per share—diluted, 52,864 thousand shares and 56,937 thousand shares for the third quarter of 2005 and 2004, respectively, and 54,299 thousand shares and 52,694 thousand shares for the first nine months of 2005 and 2004, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the common shares for those periods.

Deferred Stock-Based Compensation:

In March 2004, Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million in the quarter. The remaining 2.1 million and 0.3 million shares vest on January 1, 2006 and 2007, respectively. Deferred stock-based compensation was $4.1 million as of September 30, 2005.

Treasury Stock:

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. In January 2005, approximately 2.5 million of these shares vested and the executives surrendered their restricted stock certificates for fully vested, unrestricted shares and cash. Gateway issued 1.4 million shares of unrestricted stock (subject to certain limitations on disposition) and provided cash for the remaining 1.1 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. During the second quarter of 2005, vesting on approximately 0.4 million restricted shares was accelerated for a departing executive. Approximately 0.2 million shares of this 0.4 million shares were held-back and issued as cash to assist the executive in meeting certain tax liabilities associated with vesting. All shares held-back to cover tax liabilities are valued at their fair market value on the vesting date totaling $7.5 million and are included in treasury stock. Treasury stock is accounted for under the cost method and is available for issuance.

8. Commitments and Contingencies:

Gateway had standby letters of credit and guarantees outstanding at September 30, 2005, amounting to $48.1 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily secured by the company’s letter of credit line under its revolving credit facility (see Note 5).

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court in the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents and to delete three other patents from its infringement claims. As a result of the actions described below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. Markman hearings involving the 19-patents-in-suit began in January, 2005, and are expected to be completed by December 2005. In October 2005, Intel Corporation intervened to defend Gateway on at least the patents asserted by HPDC that cover solely Intel products. Further proceedings are expected to determine which patents will be within the scope of Intel’s intervention. Discovery has begun in the case and is ongoing. No trial date has been set.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, DC, entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe on seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case, and withdrawn the assertion of a number of claims of the remaining patents. On August 8, 2005, the Administrative Law Judge (“ALJ”) issued an initial determination finding all but two of the patents invalid and/or not infringed. Of the remaining two patents, 15 of the 19 asserted claims were held invalid. The remaining four claims were found to be infringed. Those claims relate to an older mode of parallel port technology. In August, the company filed a petition for review with the full ITC. On October 14, 2005, the ITC issued an order seeking briefing on four specific points. A decision is expected on or before December 6, 2005.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5, 737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court, Southern District of Texas. On September 6, 2005, the court held a scheduling conference, and following that hearing issued a scheduling order. The schedule included a discovery cut-off of January 31, 2006, and Markman hearing March 6, 2006. Discovery is ongoing and no trial is yet scheduled.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. In February 2005, a Markman hearing was held and in March 2005 the Court issued an order interpreting the claims of the three asserted patents. Gateway has since withdrawn the assertion of two of the patents and is proceeding to trial on the remaining patent, which relates to multimedia PCs. The trial was held in late May, 2005 before the same Administrative Law Judge presiding over the HPDC and HP ITC action. Post-trial briefing was completed on June 24, 2005. On October 6, 2005, the ALJ issued an initial determination finding all claims of the asserted patent to be infringed. However, the ALJ determined all but one of the claims was invalid in view of prior art, that all claims were invalid for lack of enablement, and that the patent was unenforceable for inequitable conduct during prosecution. A Petition for Review by the full ITC was filed October 17, 2005. A decision on the petition is expected on December 1, 2005, at which point the ITC could either accept the ALJ’s initial determination, or undertake further review and issue a final determination on or before February 6, 2005.

On July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court in the Eastern District of Texas, by Amiga Development LLC, a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Theodore W. Waitt, Gateway’s founder and significant stockholder.. The complaint filed by Amiga alleges that HP is infringing three patents owned by Amiga. On July 21, 2005, Gateway filed an Amended Complaint dropping one of the asserted patents and continuing the assertion of the other two of the originally filed three patents. Briefing on the claim construction issues has been submitted. A Markman hearing to interpret the claims of the asserted patent is set for December 2005 and trial is scheduled to commence in April 2006. Discovery has commenced and is ongoing.

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

On June 6, 2005, HP and HPDC filed a complaint in Superior Court of California, Santa Clara County, against eMachines, Inc. alleging a breach of contract relating to a patent license between HP and eMachines. The suit claims the right to audit royalty payments made by eMachines under the license and the recovery of any royalty payments determined to be owed but not paid, plus the costs of the audit and interest. eMachines has filed an answer, and a Case Management Conference was held in October 2005. Discovery is ongoing. No trial date has been set.

On July 6, 2005, HP and HPDC filed an additional complaint entitled Certain Personal Computers, Monitors and Components Thereof with the ITC requesting that it investigate HPDC’s allegation that Gateway and eMachines infringe five patents owned by HPDC. On August 5, 2005, the ITC initiated the investigation. The answer has been filed and discovery is ongoing. A Markman hearing is scheduled for January 2006, and the hearing before the ALJ is scheduled for May 2006.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court in the Eastern District of Virginia, and which was subsequently transferred to the United States District Court in

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is ongoing. The three actions, which have been consolidated for all purposes but trial, currently have a tentative trial date of December 2006.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August, 2004 and August, 2005. A further dispositive motion on behalf of the defendants will be heard and ruled upon by the Court prior to trial. The trial is anticipated to occur in January, 2006.

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

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Restructuring, Transformation and Other Charges:

Gateway recorded a net $1.4 million and $10.4 million in restructuring, transformation and other charges during the third quarter and first nine months of 2005, respectively. A summary of such charges and the status of all restructuring plans with remaining accrued and unpaid balances follows.

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce and consolidate facilities. Charges of $2 million and $19 million in selling, general and administrative expenses were recorded in the third quarter and first nine months of 2005, respectively, relating to this plan. Adjustments of $1 million and $7 million were recorded in the third quarter and first nine months of 2005 primarily related to this plan due to better than expected recovery on Gateway retail store lease buyouts and changes in certain health care expense assumptions. The following table summarizes the status of the Q1 2004 Plan as of September 30, 2005 (in millions):

	Accrued December 31, 2004	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued September 30, 2005
Employee severance	$5	$1	$(4)	$—	$(1)	$1
Facilities/capital/operating assets	46	18	(21)	(17)	(6)	20
Contract termination fees	7	—	(7)	—	—	—

Total	$58	$19	$(32)	$(17)	$(7)	$21

Prior Restructuring Plans:

Gateway adopted restructuring plans in 2003, 2002 and 2001 to, among other things, reduce its workforce and close certain facilities, including a first quarter 2003 plan to close 76 retail stores. Approximately $5 million related to lease liabilities was paid during the first nine months of 2005. Adjustments related to better than expected recovery on facility sales, further asset write-downs and changes in certain health care assumptions were recorded during the first nine months of 2005. The following table summarizes the status of these restructuring plans as of September 30, 2005 (in millions):

	Accrued December 31, 2004	Cash Settlements	Adjustments	Accrued September 30, 2005
Employee severance	$2	$—	$(2)	$—
Facilities/capital assets	19	(5)	(2)	12

Total	$21	$(5)	$(4)	$12

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are $33 million (approximately $18 million on a net basis after including anticipated proceeds from the sale of assets) and are projected to be paid as follows: $7 million for the remainder of 2005, $11 million in fiscal 2006 and $15 million thereafter.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Segment and Concentration Data:

During the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. With the acquisition of eMachines, Gateway formed a new operating segment, Retail, and realigned the historical operating segments, Direct Sales (previously Consumer) and Professional during the second quarter of 2004. Management also realigned the allocation of certain corporate overhead expenses to the operating segments. Gateway’s revenues and operations are delineated by operating segment as follows:

•	Direct Sales—includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores through their date of closing on April 9, 2004 and certain ongoing revenue streams generated thereof;

•	Professional—includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers;

•	Retail—includes sales through third-party retail channels, including eMachines activity subsequent to the acquisition and Gateway-branded products sold at retail beginning in the third quarter of 2004, as well as activity by Gateway to certain third-party channel customers in the prior year; also includes international sales for all periods.

Revenues from these segments are derived from sales of PC and Non-PC products and services. Gateway evaluates the performance of its segments based on sales and operating income (loss), and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, such as depreciation and amortization. Other costs excluded from segment operating income (loss) primarily consist of general and administrative expenses that are managed on a corporate-wide basis and the restructuring, transformation and integration charges discussed in Note 9.

The following table, with prior year amounts reclassified for consistency with current presentation, sets forth summary information by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Direct Sales	$132,328	$182,218	$393,266	$861,949
Professional	286,137	325,305	770,182	877,446
Retail (including International)	600,508	407,609	1,566,418	881,712

	$1,018,973	$915,132	$2,729,866	$2,621,107

Operating income (loss):
Direct Sales	$14,672	$24,490	$35,945	$7,827
Professional	7,840	23,848	32,232	47,682
Retail (including International)	26,569	12,469	79,947	13,835

	49,081	60,807	148,124	69,344
Non-segment expenses and restructuring, transformation and other charges	(30,316)	(122,481)	(119,500)	(656,204)

Consolidated operating income (loss)	$18,765	$(61,674)	$28,624	$(586,860)

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Desktops	$503,714	$502,370	$1,372,808	$1,380,522
Mobiles	330,211	214,536	814,289	556,168
Servers and other	15,577	13,970	44,054	42,505

Total personal computers (PC)	849,502	730,876	2,231,151	1,979,195
Non-PC	169,471	184,256	498,715	641,912

Total net sales	$1,018,973	$915,132	$2,729,866	$2,621,107

Best Buy accounted for approximately 31% of total net sales for the third quarter and first nine months of 2005 and 26% and 17% for the same periods last year. Best Buy also accounted for approximately 36% of accounts receivable, net at September 30, 2005.

11. Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica Inc. that is convertible into approximately 17% of the common stock of Alorica. This related party provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers and is currently developing a customized customer service technology solution for Gateway. Gateway paid approximately $10 million and $39 million to Alorica for services during the third quarter and first nine months of 2005, respectively and $11.5 million and $23.4 million for the same periods of 2004, respectively.

The majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web from April 2004 until May 2005, at which time he became eligible for a severance arrangement. In his former position at Gateway, Mr. Lee had general oversight for the implementation of technology provided by Alorica and he also had provided limited input regarding Gateway’s use of other third party technical support service providers. Gateway implemented procedures to provide for prior review of all commercial relationships between Gateway and Alorica that are expected to exceed $500,000 per quarter in the aggregate by the Audit Committee. All other services provided by Alorica below this threshold are reviewed quarterly by senior management and the Audit Committee.

12. Microsoft Agreement:

On April 7, 2005, Gateway entered into a Marketing, Development and Settlement Agreement (the “Agreement”) with Microsoft Corporation that provides for an aggregate of $150 million in payments to Gateway (including $6 million paid directly to outside legal counsel) to be made in quarterly installments through the end of 2008. As part of the agreement, Gateway is required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Gateway also released Microsoft from all antitrust claims. The Agreement does not limit Gateway’s ability to promote, distribute or otherwise support non-Microsoft products.

Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be conclusively determined. As a result, the funding of

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

qualifying expenditures is reflected as a reduction of operating expenses under the line item “Microsoft benefit” in the accompanying condensed consolidated statement of operations. Given the timing and limitations on the use of funds received, the benefits are recognized upon the later of qualifying spend or cash receipt.

Qualifying expenditures under the Agreement, include incentives and promotional expenses related to cost of goods sold and marketing and research and development outlays related to selling, general and administrative expense. Cash received under the Agreement and the related qualifying expenditures for the three and nine months ended September 30, 2005 were as follows (in millions):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Cash received from Microsoft under Agreement	$10.0	$30.5

Qualifying expenditures—cost of goods sold	1.0	2.1
Qualifying expenditures—selling, general and administrative expense	10.6	25.0

Total qualifying expenditures	$11.6	$27.1

We have recorded a deferred benefit balance of $3.4 million at September 30, 2005. Per the Agreement, we expect to receive $10 million in the fourth quarter of 2005 and $8.6 million in each of the twelve quarters thereafter through the end of 2008 in cash from Microsoft.

13. Subsequent Events:

Gateway’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options held by current employees, directors and officers which had exercise prices greater than $2.84 per share on October 4, 2005. Because these options had exercise prices significantly in excess of Gateway’s stock price of $2.84 on the date of approval, the company believed that these options did not provide sufficient incentive to the employees when compared with the potential future compensation expense that would have been attributable to these options. The acceleration will result in the recognition of an additional $54 million pre tax expense in the pro forma footnote disclosures of stock based compensation in Gateway’s 2005 Annual Report on Form 10-K. In accordance with current accounting guidance, this acceleration eliminates the future compensation expense the company would otherwise recognize in its statement of operations with respect to these options once SFAS 123-R becomes effective in 2006.

On October 4, 2005, 2.0 million shares of restricted stock were granted to employees. These shares vest in four equal annual installments. A deferred compensation liability of $5.6 million will be recorded in the fourth quarter of 2005 balance sheet in association with this restricted stock grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2004 Annual Report on Form 10-K filed with the SEC in March 2005.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described under “Factors that May Affect Gateway’s Business and Future Results” beginning on page 37 of this Report or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Quarterly Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

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

Overview

Since its founding in 1985, Gateway has focused on marketing personal computers and related products and providing personalized service at a price that represents value to consumers, businesses, government offices and educational institutions. We manage our business through our three operating segments: Direct Sales, Professional and Retail (including International). Our strengths include our strong brand name recognition, our technologically advanced product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Since the acquisition of eMachines in March 2004, we have completely overhauled the distribution of our products to consumers, including the closure of our remaining 188 Gateway-owned retail stores, the introduction of our products into more than 7,000 retail locations in the U.S. and Canada including Best Buy, Circuit City, CompUSA, Costco and Staples (among others) and international expansion. We have significantly reduced our SG&A cost structure, transitioned to a more efficient manufacturing model and consolidated our supply base and service and support providers to further drive efficiencies.

Some of the key developments and achievements for the third quarter and first nine months of 2005 include:

•	Net income on a GAAP basis—we posted net income on a GAAP basis of $15.1 million or $0.04 per share for the third quarter of 2005, our second straight profit from operations on a GAAP basis, following a period of 13 consecutive quarters of net losses on a GAAP basis. Management believes the Company’s current restructuring efforts are now substantially complete.

•	Continued cost structure improvements—selling, general and administrative (“SG&A”) expense as a percentage of net sales declined to 7.6% in the third quarter and 9.2% for first nine months of 2005 from 16.8% (including 5.8% impact from restructuring, transformation and integration charges) in the third quarter of 2004 and 30.6% (including 14.3% impact from restructuring, transformation and integration charges) for the first nine months of 2004. One of the keys to achieving sustainable profitability is to stringently focus on cost levels and overall efficiency in our operations, and this continued cost reduction is designed to allow us to leverage our highly scalable model and low overhead structure to achieve growth across our business segments by providing excellent products with great value. We continue to experience price and gross margin pressures and believe our improved cost structure will provide significant operating leverage going forward if we achieve continued revenue growth.

•	PC unit sales and Retail market share growth—we experienced continued sales momentum with our notebook products, flat panel liquid crystal display (“LCD”) monitors and in the Retail segment. Notebook unit sales were up 105% (213% in the Retail segment) in the third quarter compared with the same period last year. Overall net sales for the Retail segment increased 47% during the third quarter of 2005 as compared with the same period last year. Based on preliminary estimates by The NPD Group, Gateway’s U.S. Retail desktop market share increased by more than 25% year-over-year and U.S. Retail market share for notebooks more than doubled.

•	Continued Retail expansion—in January, we introduced our Gateway-branded products into more than 600 Circuit City retail stores in the United States. In July, we also added 875 Staples locations. Gateway and eMachines products are now sold in more than 7,000 third-party retail stores throughout the United States and Canada and in more than 2,000 international retail locations, including Japan, Mexico and the United Kingdom. During the current quarter, we added retail partners in Japan and the United Kingdom.

•	Significant Professional Segment Wins—while net sales and market share have declined within the Professional segment on a year-over-year basis and there has been considerable gross margin pressure during the first nine months of 2005, we have achieved significant Professional segment contract wins in the current year, including the United States Navy and Air Force, the states of California and New York, the University of Arizona and Churchill Downs, Inc. Such wins do not necessarily represent guaranteed revenue and in some cases are dependent upon governmental budget availability. Gateway continues to focus on sales of services, software and peripherals to Professional customers to achieve satisfactory gross margins and to emphasize responsiveness to the Professional market in terms of quality, service and spare parts availability.

•	Exciting new products—recently, we announced several innovative, new products including, our next-generation convertible notebook, a 21-inch wide LCD monitor and our quiet and cool running mini-BTX desktop. The convertible notebook features the power and mobility of a notebook combined with the flexibility and creativity of a tablet. The new convertible notebook has been launched simultaneously through all our channels. We are supporting the launch of the convertible notebook with a comprehensive, brand-building advertising campaign that is designed to highlight the features of this innovative product and demonstrate its appeal to small businesses and educators as well as consumers.

•	Microsoft Agreement—in April, we entered into a Marketing, Development and Settlement Agreement with Microsoft that provides for an aggregate of $150 million (including $6 million paid directly to our outside legal counsel) in quarterly cash payments to Gateway through 2008. As part of the agreement, we are required to use the remaining $144 million to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Gateway also released Microsoft from certain anti-trust claims as part of this agreement. Benefits received under this arrangement are recognized upon the later of qualifying spend or cash receipt.

For the remainder of 2005, we plan to leverage our low-cost business model, continue our focus on the Professional segment, drive growth in notebooks and LCD monitors, and further extend our success in Retail. We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include focus on increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and maintaining and increasing gross margin percentages.

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

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 36% of accounts receivable, net, as of September 30, 2005.

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

Internal-Use Software

Gateway capitalizes only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. Gateway is currently migrating to a new enterprise resource planning system as well as new order-capture and back-end service and support systems. A significant change to the planned use of internal-use software could result in a material impairment charge in a given reporting period.

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

Litigation

Gateway is currently involved in certain legal proceedings (see Note 8). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability or resolution of pending matters could materially impact our results of operations in the period of adjustment.

Non-Amortized Intangible Assets Including Goodwill

Gateway capitalized $50 million related to the eMachines’ tradename and $156 million in goodwill in connection with its acquisition of eMachines in March 2004. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicated an event of impairment may have occurred or exist. Our fourth quarter review process utilizes the income method to estimate fair value based on a discounted future cash flow approach which relies on estimates about Gateway’s future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on Gateway’s weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our long-range planning process. A significant adverse change in our Retail business would result in a material impairment of these assets.

Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	Increase (Decrease)	2004	2005	Increase (Decrease)	2004
Net sales	$1,018,973	11.3%	$915,132	$2,729,866	4.1%	$2,621,107
Gross profit	$84,693	(8.0)%	$92,094	$252,472	16.6%	$216,481
Percentage of net sales	8.3%		10.1%	9.2%		8.3%
Selling, general and administrative expenses	$77,557	(49.6)%	$153,768	$250,546	(68.8)%	$803,341
Percentage of net sales	7.6%		16.8%	9.2%		30.6%
Operating income (loss)	$18,765	130.4%	$(61,674)	$28,624	104.9%	$(586,860)
Percentage of net sales	1.8%		(6.7)%	1.0%		(22.4)%
Net income (loss)	$15,061	125.4%	$(59,268)	$27,063	104.8%	$(569,381)
PC units sold	1,167	25.3%	931	3,117	33.7%	2,331

Net Sales

The increase in third quarter 2005 net sales compared with the same period last year was primarily due to growth in our Retail segment ($193 million), which includes International, partially offset by net sales declines in the Direct Sales segment ($50 million) primarily resulting from less promotion and advertising of low-end opening price points, our move away from Gateway-branded consumer electronic products and an increased focus in selling high-value configure-to-order PCs, as well as declines in Professional segment net sales ($39 million) primarily due to weaker performance in the business sector and a trend towards large consolidated discounted purchases in the public sector.

The increase in consolidated net sales for the first nine months of 2005 compared with the same period last year reflects gains in the Retail segment ($685 million), which includes International, partially offset by net sales declines in the Direct Sales segment ($469 million) primarily resulting from the closure of our Gateway retail stores in April 2004 ($302 million), in addition to less promotion and advertising of low-end opening price points in Direct, our move away from Gateway-branded consumer electronic products and an increased focus in selling high-value configure-to-order PCs, as well as declines in the Professional segment ($107 million) primarily due to weaker performance in the business sector and a trend towards large consolidated discounted purchases in the public sector. Gains in the Retail segment reflect the inclusion of eMachines’ net sales for the full first nine months of 2005 as compared with 203 days in the first nine months of 2004, as well as significant growth in sales of eMachines and Gateway-branded products, the latter of which were introduced to third-party retailers in the summer of 2004.

Unit shipments increased by 25% and 34% during the third quarter and first nine months of 2005, respectively, as compared with the same periods last year due to the introduction of Gateway-branded products in third-party retail channels beginning in the third quarter of 2004 and growth in eMachines’ units, partially offset by losses in the Direct Sales segment which are due, in part, to the closure of the Gateway retail stores in April 2004.

On a pro forma basis—which includes eMachines’ sales and units from the beginning of 2004 and subtracts Gateway retail store sales and units prior to their closure in April 2004 from the first nine months of 2004 for comparative purposes—net sales increased 4% for the first nine months of 2005 and PC unit sales increased 12% for the first nine months of 2005.

Unit growth has significantly outpaced growth in net sales in 2005 due to the lower average unit prices on increased sales of eMachines’ PCs as well as lower overall average wholesale prices for Gateway PCs in third-

party retail channels as compared with the average prices on sales generated by our Gateway owned stores through April 9 of the prior year. Average PC unit prices for the third quarter and first nine months of 2005 were $728 and $716 as compared with $785 and $849 for the same periods last year.

According to preliminary International Data Corporation (“IDC”) market rankings, Gateway’s domestic market share was 6.3% for the third quarter of 2005 compared with 6.0% in the second quarter of 2005 and 5.2% in the third quarter of 2004.

Gross Profit

Gross profit was $85 million in the third quarter of 2005 as compared with $92 million for the same period last year. The year-over-year decrease in gross profit is largely attributable to declines in the Direct Sales segment ($20 million) and to declines in the Professional segment ($16 million). Gross profit declines in the Direct Sales segment are due to a continuing shift in sales from our Direct segment to the Retail segment which adversely affects gross profit due to the fact that products sold to third party retailers are at wholesale prices and thus achieve lower margins as compared with retail pricing obtained through sales to the customer directly. Gross profit declines in the Professional segment are as a result of price competition. The declines in the Direct and Professional segment gross profit were partially offset by improvements in Retail segment gross profit ($13 million) based on increased unit and sales volumes, declines in restructuring, transformation and integration charges ($10 million), and a one-time accrual reduction related to a commercial dispute ($4 million). As a percentage of net sales, gross profit for the third quarter was 8.3%, compared with 10.1% in the third quarter of 2004, reflecting the shift in sales mix to Retail and competitive pressures.

Gross profit was $252 million in the first nine months of 2005 as compared with $216 million for the same period last year. The year-over-year increase in gross profit is largely attributable to declines in restructuring, transformation and integration charges ($82 million) and improvements in Retail segment gross profit ($63 million) based on increased Retail unit and sales volumes, partially offset by gross profit declines in the Direct Sales segment ($83 million) primarily related to the closure of our Gateway retail stores, and reduced per unit rebates and gross profit declines in the Professional segment ($27 million) primarily due to price competition. The 2005 improvement in Retail segment gross profit is primarily due to the acceptance of higher-margin Gateway products in third-party retail, increased sales of higher-margin portable products, and the fact that only 203 days of retail focused eMachines’ sales were included for the first nine months of 2004 which did not significantly contribute to gross profit due to the write-up of eMachines’ finished goods inventory to fair value in connection with the eMachines’ acquisition and associated purchase accounting last year. We expect continued pressure on gross margin due to competitive factors.

Gross profit contribution from Non-PC products and services represented 70% and 72% of gross profit in each of the third quarter and first nine months of 2005 as compared with 60% and 69% for the same periods in the prior year. Gross profit contribution from Non-PC products and services, excluding consumer electronics products, represented 70% and 71% of gross profit in each of the third quarter and first nine months of 2005 as compared with 56% and 62% for the same periods in the prior year.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense totaled $78 million in the third quarter of 2005 as compared with $154 million (including $53 million of restructuring, transformation and integration costs) for the same period last year. This $76 million year-over-year decrease is attributable to the decrease of restructuring, transformation and integration costs ($51 million) and reductions in headcount costs ($16 million) and other SG&A cost savings ($9 million) as a result of management’s focus on lowering costs by eliminating redundant functions and unneeded expenditures. The decrease in SG&A expenses was partially offset by a $2.0 million impairment charge related to an additional write-down in the third quarter of a facility being actively marketed. We continue to manage SG&A expense in light of competitive pressures on gross margins.

Selling, general and administrative (“SG&A”) expense totaled $251 million for the first nine months of 2005, compared with $803 million (including $374 million of restructuring, transformation and integration costs)

for the same period last year. In addition to the decrease of restructuring, transformation and integration costs ($363 million), the reductions in SG&A expense for the first nine months of 2005 resulted from the closure of our Gateway retail stores in April 2004 ($79 million), reduced direct marketing costs partially related to the shift to third-party retail, to reduce channel conflict ($26 million), rationalization of IT expenses ($29 million), and reductions in corporate overhead, headcount costs and other SG&A cost savings ($67 million), partially offset by increased legal spend ($12 million) during the first nine months of 2005.

Microsoft Benefit

In April 2005, we entered into a Marketing, Development and Settlement Agreement (the “Agreement”) with Microsoft that provides for an aggregate of $150 million in payments to us (including $6 million paid directly to outside legal counsel) to be made in quarterly installments through the end of 2008. Under terms of the agreement, we are required to use the remaining $144 million to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. We also released Microsoft from all antitrust claims. The Agreement does not limit our ability to promote, distribute or otherwise support non-Microsoft products.

Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be conclusively determined. As a result, the funding of qualifying expenditures is reflected as a reduction of operating expenses under the line item “Microsoft benefit” in the accompanying condensed consolidated statement of operations. Given the timing and limitations on the use of funds received, the benefits are recognized upon the later of qualifying spend or cash receipt.

Qualifying expenditures under the Agreement include incentives and promotional expenses related to cost of goods sold and marketing and research and development outlays related to selling, general and administrative expense. Cash received under the Agreement and the related qualifying expenditures for the three and nine months ended September 30, 2005 were as follows (in millions):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Cash received from Microsoft under Agreement	$10.0	$30.5

Qualifying expenditures—cost of goods sold	1.0	2.1
Qualifying expenditures—selling, general and administrative expense	10.6	25.0

Total qualifying expenditures	$11.6	$27.1

We have recorded a deferred benefit balance of $3.4 million at September 30, 2005. Per the Agreement, we expect to receive $10 million in the fourth quarter of 2005 and $8.6 million in each of the twelve quarters thereafter through the end of 2008 in cash from Microsoft. See Exhibit 10.1 to Gateway’s June 30, 2005 quarterly report on Form 10-Q, for the complete Agreement.

Restructuring Activities

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce, consolidate facilities and outsource certain activities. This was in addition to previous restructuring plans that were adopted in 2003 and 2002 and 2001, including the first quarter 2003 plan to close 76 retail stores (in addition to four stores previously announced).

Restructuring, transformation and integration expenses totaled $1.4 million and $10.4 million (all in SG&A) for the third quarter and first nine months of 2005, respectively, primarily representing asset write-downs, including $9 million related to a facility that we are actively marketing reclassified as an asset held for sale, partially offset by better than expected recovery on retail store lease buyouts and changes in certain health care expense assumptions. This compares with restructuring, transformation and integration charges of $63 million ($10 million in cost of goods sold and $53 million in SG&A expenses) and $456 million ($82 million in cost of goods sold and $374 million in SG&A expenses) for the third quarter and first nine months of 2004, respectively. The 2004 charges were significantly higher as a result of the store closures, workforce reductions, rationalization of our IT infrastructure, the reintegration of previously outsourced activities and other expenses related to our transformation and integration with eMachines. All of the company’s existing restructuring actions are now substantially complete.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$2,528	$3,119	$7,544	$11,680
(Loss) Gain on sales of investments	(503)	20	1,725	(31)
Gain on extinguishment of liabilities	—	—	1,229	—
Interest expense	(1,579)	(170)	(4,533)	(477)
Amortization of debt issuance costs	(398)	—	(1,224)	—
Other, net	275	455	182	119

Total	$323	$3,424	$4,923	$11,291

Interest income declined during the third quarter and first nine months of 2005 as compared with the same periods last year primarily due to an overall reduction in the company’s average cash and marketable securities balances in 2005 as compared with the prior year. Interest expense, including the amortization of debt issuance costs, has increased in 2005 due to the issuance of $300 million in senior convertible notes in December 2004 and utilization of the revolving credit facility during the first nine months of 2005. We generated a $2 million gain on the sale of a single investment during the second quarter of 2005. Based on our current level of indebtedness, we expect interest expense to remain at third quarter levels which will reduce other income, net.

Income Taxes

We recorded a net tax expense of $4 million and $6 million in the third quarter and first nine months of 2005, primarily representing accrued interest on income taxes payable on certain tax matters that we are contesting. We recorded a $15 million tax benefit for the reversal of previously accrued tax liabilities resulting from tax authority settlements during the first nine months of 2004. Gateway is in the process of concluding a series of income tax audits with the IRS for which $54 million has been accrued and included in income taxes payable at September 30, 2005. Gateway management is challenging these matters and believes a resolution will be reached early in 2006. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Dividends

We recorded preferred stock dividends of $3 million and $8 million during the third quarter and first nine months of 2004 related to our Series A and Series C preferred stock. These shares were retired through a repurchase from America Online, Inc, during the fourth quarter of 2004. Accordingly, no dividends were recorded during the third quarter and first nine months of 2005.

Segment Performance

The following table presents Gateway’s net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	Increase (Decrease)	2004	2005	Increase (Decrease)	2004
Net sales:
Direct Sales	$132,328	(27.4)%	$182,218	$393,266	(54.4)%	$861,949
Professional	286,137	(12.0)%	325,305	770,182	(12.2)%	877,446
Retail (including International)	600,508	47.3%	407,609	1,566,418	77.7%	881,712

Consolidated net sales	$1,018,973	11.3%	$915,132	$2,729,866	4.1%	$2,621,107

Segment operating income (loss):
Direct Sales	$14,672	(40.1)%	$24,490	$35,945	359.2%	$7,827
Professional	7,840	(67.1)%	23,848	32,232	(32.4)%	47,682
Retail (including International)	26,569	113.1%	12,469	79,947	477.9%	13,835

Consolidated segment operating income (loss)	49,081	(19.3)%	60,807	148,124	113.6%	69,344
Non-segment expenses and other charges	(30,316)	75.2%	(122,481)	(119,500)	81.8%	(656,204)

Consolidated operating income (loss)	$18,765	130.4%	$(61,674)	$28,624	104.9%	$(586,860)

Direct Sales

The Direct Sales segment—comprising consumer and small business, phone and web as well as residual Gateway retail store activity—delivered net sales of $132 million on PC unit shipments of 70,900 PCs during the third quarter of 2005 compared to net sales of $182 million on unit sales of 84,200 PCs for the same period last year. For the first nine months of 2005, net sales totaled $393 million on sales of 194,900 PCs as compared with $862 million on sales of 388,200 PCs for the same period last year. The declines in net sales are primarily due to the closure of the Gateway retail stores in April 2004 ($302 million for the first nine months), in addition to less promotion and advertising of low-end opening price points in Direct, our move away from Gateway-branded consumer electronic products, and an increased focus in selling high-value configure-to-order PCs. We believe that the Direct Sales segment will benefit from a new advertising campaign introduced in October and our introduction of a new line of desktop products designed for the small business market.

Direct Sales segment operating income was $15 million and $36 million during the third quarter and first nine months of 2005 as compared with operating income of $24 million and $8 million for the same periods last year, respectively. The decrease in Direct Sales segment operating income in the third quarter of 2005 is attributable to lower unit sales and decreased margin. The improvement in direct sales operating income for the first nine months of 2005 stems from cost reductions associated with the closure of Gateway’s retail stores during the second quarter of 2004, which more than offset lost profit margin from the stores, as well as reductions in Direct Sales segment SG&A expenses.

Professional

The Professional segment—comprising education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers—delivered net sales of $286 million on PC unit shipments of 224,400 during the third quarter of 2005 as compared with $325 million on sales of 240,100 PCs for the same period last year. Professional segment net sales totaled $770 million on sales of 583,400 PCs for the first nine months of 2005 as compared with $877 million on sales of 642,100 PCs for the same period last year. The net sales and unit decreases are primarily due to weaker performance in the business sector and a trend towards large consolidated discounted purchases in the public sector. Despite the year over year decreases in the Professional segment, we continue to win a number of key contracts with federal and state agencies, universities and high profile businesses. Recent wins include contracts with the United States Navy and Air Force, the states of California and New York, the University of Arizona, and Churchill Downs, Inc. Such wins do not necessarily represent guaranteed revenue and in some cases are dependent upon governmental budget availability.

Professional segment operating income was $8 million and $32 million during the third quarter and first nine months of 2005 compared with operating income of $24 million and $48 million for the same periods last year, respectively. These decreases are attributable to lower volume and price competition as highlighted by the trend in the Professional segment toward large consolidated discounted purchases. Gateway continues to focus on sales of services, software and peripherals to Professional customers to achieve satisfactory gross margins and to emphasize responsiveness to the Professional market in terms of quality, service and spare parts availability.

Retail (including International)

The Retail segment—third-party U.S. domestic and international retail—delivered net sales of $601 million on PC unit shipments of 871,400 during the third quarter of 2005 as compared with $408 million on unit sales of 606,600 for the same period last year. Retail segment net sales for the first nine months of 2005 totaled $1,566 million on unit sales of 2,339,400 PCs compared with $882 million on 1,300,600 PCs for the same period last year. The Retail segment, for the respective nine month periods, includes the contribution of eMachines for the full first nine months of 2005 as compared with the 203 days subsequent to March 11, 2004 for the first nine months of 2004.

On a pro forma basis—which includes eMachines’ net sales and units for the full first nine months of 2004—Retail segment net sales increased 29% and unit shipments increased approximately 23%, respectively, as compared with the same period last year.

Retail segment operating income for the third quarter and first nine months of 2005 was $27 million and $80 million, respectively, compared with $12 million and $14 million in the third quarter and first nine months of 2004, respectively. These increases reflect the significant increase in net sales and PC unit shipments. The increase in Retail segment operating income for the first nine months of 2005 compared with the same period in 2004 is also due to nine months of eMachines’ revenues and the associated gross profit contribution in 2005, compared to only 203 days revenue and a reduced gross profit contribution in the first nine months of 2004 due to the purchase accounting associated with the eMachines’ acquisition, which attributed $5 million in gross profit to eMachines’ inventory existing on the date of acquisition.

Non-Segment Expenses

Non-segment expenses and other charges during the third quarter and first nine months of 2005 decreased by $92 million and $537 million compared with the same periods in the prior year, respectively, due primarily to charges taken during the first half of 2004 under the First Quarter 2004 Restructuring Plan (See Note 9) partially offset by the current year Microsoft benefit (See Note 12).

Major Product Groups

The following table summarizes Gateway’s net sales by major product group (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	As %	2004	As %	2005	As %	2004	As %
Desktops	$503,714	49%	$502,370	55%	$1,372,808	50%	$1,380,522	53%
Mobiles	330,211	32%	214,536	23%	814,289	30%	556,168	21%
Servers and other	15,577	2%	13,970	2%	44,054	2%	42,505	2%

Total personal computers (PC)	$849,502	83%	$730,876	80%	$2,231,151	82%	$1,979,195	76%
Non-PC	169,471	17%	184,256	20%	498,715	18%	641,912	24%

Total net sales	$1,018,973	100%	$915,132	100%	$2,729,866	100%	$2,621,107	100%

Sales of personal computer products represented approximately 83% and 80% of total net sales for the third quarters of 2005 and 2004, respectively, and 82% and 76% of total net sales for the first nine months of 2005 and 2004, respectively. As a percentage of total net sales, sales of notebook computers increased 9 percentage points during the third quarter and first nine months of 2005 relative to the same periods in the prior year, respectively, due to a market shift towards notebook computers and acceptance of our Gateway-branded notebook products in third-party retail.

Sales of Non-PC products represented 17% of total net sales during the third quarter of 2005, as opposed to 20% for the same period in the prior year. For the first nine months of 2005, sales of Non-PC products declined 6 percentage points to 18% from 24% in the same period in the prior year. These declines were primarily due to the closure of Gateway’s retail stores, offset in part by the sale of approximately $46 million of excess Non-PC product inventory associated with the closing of the retail stores in the prior year. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system, networking products and services, and consumer electronics products from prior periods.

Sales of Non-PC products, excluding consumer electronics, represented 17% of total net sales in the third quarters of 2005 and 2004. For the first nine months of 2005, sales of Non-PC products, excluding consumer electronics products, were 17% of total net sales compared with 18% for the nine months ended 2004.

Liquidity and Capital Resources

Gateway exited the third quarter 2005 with $635 million in cash and marketable securities, an increase of $47 million, as compared with $588 million at the end of 2004. During the first nine months of 2005, we liquidated a net $138 million in marketable securities to assist in meeting our operating requirements. During the third quarter of 2005, $14 million in proceeds was received for the sale of a facility. Approximately $2 million was provided by operations during the nine months ended September 30, 2005, including a $195 million increase in accounts payable offset by a $198 million increase in other assets primarily attributable to the increase in receivables from suppliers ($148 million). The major use of funds during the year to date period was for purchases of fixed assets, including progress payments on our new enterprise resource planning system, totaling $17 million.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	September 30, 2005	December 31, 2004
Cash and marketable securities	$635,270	$588,330
Days of sales in accounts receivable (a)	29	30
Days inventory on hand (b)	19	19
Days in accounts payable (c)	(72)	(51)

Cash conversion cycle before days in supplier receivables	(24)	(2)
Days in supplier receivables (d)	22	8

Cash conversion cycle (e)	(2)	6

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	Gateway purchases selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable from the sale of the raw materials to the original design manufacturer is recorded in other current assets as Gateway does not currently have any contractual rights of offset between its payables and receivables from its original design manufacturers. Supplier receivables amounted to $227 million and $79 million at September 30, 2005 and December 31, 2004, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of sales divided by the number of days in the quarter. Gateway intends to require original design manufacturers to purchase component parts directly wherever practicable.
(e)	The cash conversion cycle is the sum of days in accounts receivable, inventory on hand and in supplier receivables less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Microsoft Agreement

In April 2005, Gateway entered into a Marketing, Development and Settlement Agreement with Microsoft Corporation that provides for Microsoft to make aggregate payments to Gateway of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. As part of the agreement, Gateway is required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. Per the Agreement, we expect to receive $10 million in the fourth quarter of 2005 and $8.6 million in each of the twelve quarters thereafter through the end of 2008 in cash from Microsoft.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. We repaid $25 million on our revolving credit agreement during the first quarter of 2005, but borrowed $25 million during the second quarter of 2005, leaving $50 million outstanding as of September 30, 2005, bearing interest at 5.75%. At September 30, 2005, we had utilized $46 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $39 million.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 5.

Restructuring Obligations

We have approximately $33 million in remaining cash outlays (approximately $18 million on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring, transformation and integration activities. These amounts primarily represent ongoing lease obligations associated with excess facilities and the retail stores closed in April 2004. The eventual timing and amounts of net restructuring outlays are dependent upon the timing and proceeds levels that may be generated through the sale of assets. We currently project cash outlays (excluding proceeds from asset sales) will occur as follows: approximately $7 million during the remainder of 2005, $11 million in fiscal 2006 and $15 million thereafter.

Income Taxes Payable

Gateway is in the process of concluding a series of income tax audits with the IRS for which $54 million has been accrued and included in income taxes payable at September 30, 2005. Gateway management is challenging these matters and believes a resolution will be reached early in 2006.

We believe that our current sources of working capital provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Factors that May Affect Future Results” as well as “Outlook” for factors that could affect our estimates of future financial needs and sources of working capital.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2004 Annual Report on Form 10-K except as follows:

•	Supplier purchase commitments—Gateway utilizes several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by Gateway typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $199 million at September 30, 2005.

Off-Balance Sheet Arrangements and Other

Gateway does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

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

Related Party Transactions

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica Inc. that is convertible into approximately 17% of the common stock of Alorica. This related party provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers and is currently developing a customized customer service technology solution for Gateway. Gateway paid approximately $10 million and $39 million to Alorica for services during the third quarter and first nine months of 2005, respectively and $11.5 million and $23.4 million for the same periods of 2004, respectively.

The majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web from April 2004 until May 2005, at which time he became eligible for a severance arrangement. In his former position at Gateway, Mr. Lee had general oversight for the implementation of technology provided by Alorica and he also had provided limited input regarding Gateway’s use of other third party technical support service providers. Gateway implemented procedures to provide for prior review of all commercial relationships between Gateway and Alorica that are expected to exceed $500,000 per quarter in the aggregate by the Audit Committee. All other services provided by Alorica below this threshold are reviewed quarterly by senior management and the Audit Committee.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF No. 03-1 has been delayed pending issuance of additional implementation guidance. Management continues to monitor the FASB’s progress on this issue and does not expect adoption of the evaluation and measurement criteria, once finalized, will have a material impact on Gateway’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” which requires, among other things, that stock options be measured at fair value and recognized as expense in the financial statements. SFAS 123-R requires management to select an appropriate option-pricing model and make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing that value in the financial statements. SFAS 123-R is effective for Gateway on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Management is evaluating the requirements of SFAS 123R and SAB 107 and believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from the pro forma stock option expense disclosures currently provided in Note 1. See Note 13 for disclosure of a related subsequent event.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset-retirement obligations whose timing or method of settlement is conditional upon future events should be recorded at fair value as soon as fair value can be reasonably estimated and provides guidance on whether fair value is considered reasonably estimable. Gateway adopted FIN 47 during the first quarter of 2005 and such adoption did not materially impact Gateway’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes made by Gateway after January 1, 2006. Management continues to evaluate the effect that adoption of SFAS 154 will have on Gateway’s consolidated results of operations and financial position.

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

Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we continue to experience increased competition in the PC industry in certain of our business segments. We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support, and by maintaining strategic supplier relationships that enable us to bring products to market quickly. We expect these competitive pressures to continue into the foreseeable future. We also expect that average sales prices of our PCs will continue to decline, although this may be partially offset by an increased product mix of relatively higher priced notebook PCs, Gateway branded PCs in Retail and liquid crystal display monitors. If we continue to reduce PC prices in response to competition, we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Non-PC products. Our overall gross margin as a percentage of sales has declined due to our shift in overall distribution to third party retail and competitive pressures. To the extent we are unable to maintain or grow our revenues and market share and maintain or improve our gross margins, our business prospects and financial condition would be adversely affected.

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

Because of technological changes in the PC industry and the convergence of PCs with non-PC products, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon existing patents of others. For example, we are a party to various lawsuits and claims, including assertions of patent infringements and intellectual property-related administrative proceedings that arise in connection with our business including disputes with, among others, affiliates of Hewlett-Packard Company and Lucent Technologies, Inc. Although intellectual property-related lawsuits and claims have not historically had a material adverse effect on our consolidated financial position, operating results or cash flows, we cannot predict the outcome of these matters with certainty. Some of these lawsuits allege substantial damages and also seek injunctive relief to stop us from selling products alleged to infringe patents of others. If such relief were granted or substantial damages were incurred, our business and results of operations would be materially adversely affected. In addition, responding to such claims, regardless of their merit, is time consuming, results in significant expenses, and diverts the attention of management and technical personnel.

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

A single customer, Best Buy, accounted for approximately 31% of total revenues for the first three quarters of 2005, up from 26% of total revenues during the same period in 2004, and is expected to continue to be a significant customer for the balance of 2005. Although we work to expand and diversify our customer base, reductions or terminations of product purchases by, or pricing pressures from, this customer or other major third-party retailers without an offsetting increase in new sales to other customers, would result in a substantial decline in our revenue and operating results.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect sales.

Our products are sold primarily through direct channels and third-party retail partners. Third-party retail sales expanded significantly in 2004 and the first three quarters of 2005. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. Additionally, third party retailer orders may vary considerably from quarter to quarter. If the financial condition of these retailers weakens or if they were to cease or significantly reduce the distribution of our products, Gateway’s business and financial results could be adversely affected. If significant variability is experienced, Gateway’s business and financial results for a particular quarter could be adversely affected. In addition, failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales could have a significant adverse impact on our revenues and operating results.

If we fail to attract new customers and/or retain our existing customers, and/or replace revenues associated with our higher-margin service revenues, our operating results will be adversely impacted.

The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new and repeat customers through our various marketing channels, including our website, our telephone call centers, our professional sales force and our third-party retail partners, and then convert these interactions into sales transactions. Our reduced marketing expenditures have contributed to reduced demand within our Direct Sales and Professional segments. In terms of retaining customers, our ability to successfully bid on future public sector business could be negatively impacted if we fail to perform under any of our existing public sector contracts. Furthermore, some of our third-party retail partners have started, or we expect that they will start, selling private label PCs at competitive prices. These sales have the potential to adversely affect our market share. In addition, a portion of Gateway’s revenue and profit is derived from higher-margin Internet access services and extended warranties sold in prior periods and recognized over time under our revenue recognition policy, which we expect to decline in the future. If we do not achieve increased transaction volume, or replace our higher margin service revenues with alternative sources of profit margin, our ability to grow and become profitable will be adversely impacted.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability.

We are implementing a new enterprise resource planning system, as well as order capture and customer service applications, and continue to develop and modify certain of our other systems. We have experienced development and implementation delays with certain projects, and we may experience interruptions in availability of portions of our information technology infrastructure, additional delays in development and implementation, or unanticipated system errors. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming, and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

We are dependent on manufacturing and services provided by a limited number of third parties and failure to properly manage these relationships could significantly impact our results of operations.

We are dependent upon third-party providers of manufacturing and support services. We currently outsource all of our manufacturing operations, a significant portion of our service and support functions, and some administrative and operational services to third-party providers under contract. One of the third-party providers of service and support functions is partly-owned by Gateway and controlled by a former executive officer of Gateway. Although we have partnered with certain vendors, we have no assurance that business interruptions will not occur or that these third parties will meet the needs of our business. If we are unable to properly manage our relationships with these third-party providers or accurately forecast our demand requirements for them, our revenues and gross margins may be adversely affected. Similarly, if our third-party providers do not comply with their contractual obligations or if we are not able to manage conflicts of interest inherent in related party transactions, our results of operations could be adversely impacted.

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

To minimize some of these risks, we monitor the financial status of certain key original design manufacturers and suppliers and assess the likelihood of disruption to the supply of products or components. One of our former original design manufacturers filed a request for court receivership earlier this year. A migration plan was fully implemented to eliminate our reliance on and mitigate our financial exposure to this specific original design manufacturer. However, such migration plans for any key original design manufacturer or supplier that experiences financial instability may not prevent delays or curtailments of deliveries of key products or components or eliminate our financial exposure to future costs such as warranty claims, which could adversely affect our future operating results and financial condition.

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

Our plans to open a final assembly facility exposes us to financial and operational risk

We recently announced plans to open a new U.S. final assembly facility in 2006 where we plan to assemble configure-to-order desktops, notebooks and servers according to customer specifications, as well as provide custom imaging services and government compliance certification. While this new facility is expected to increase our ability to serve our Professional customers, it will increase our fixed costs, and require us to implement additional systems and controls. Further, the facility will require additional management oversight and expertise. Should any of these costs and requirements escalate our results of operations and financial condition could be adversely impacted.

Our reliance on original design manufacturers or suppliers of key products and components exposes us to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of our products and services.

While outsourcing arrangements may lower our product and operating costs, they also reduce our direct control over production and distribution. If we are unable to ship our products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues arise due to faulty products or components manufactured by original design manufacturers or suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by original design manufacturers or suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including timely delivery to our primary ports of Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations were disrupted by economic, business, environmental, political, medical, military, or terrorist events, Gateway’s operations and financial condition could be adversely affected. In addition, we may experience production and financial difficulties if any of our significant original design manufacturers or suppliers suffer financial instability. This includes our likely inability to obtain reimbursement for prepaid warranty costs from certain original design manufacturers, should their financial condition deteriorate. Should such original design manufacturers or suppliers fail to either produce or deliver products as scheduled or to provide prepaid warranty coverage, our operations and financial condition may be adversely affected.

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

By distributing many of our products directly to our customers prior to our acquisition of eMachines, we historically avoided the need to maintain high levels of finished goods inventory. This minimized costs and allowed us to respond more quickly to changing customer demands and reduced our exposure to the risk of product obsolescence. As we increase sales volume into third-party retail channels, managing our inventory effectively has become increasingly important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. In addition, we maintain certain component products in inventory for servicing our products. If we are not successful in forecasting component or product demand, we could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write downs, which in turn could result in lower gross margins. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. Although we believe our inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that we will not incur significant additional inventory and related charges. In addition, by purchasing component parts on behalf of original design manufacturers, we have increased our credit risk with these original design manufacturers.

The failure to attract, retain, properly transition and motivate key personnel could have a significant near-term adverse impact on our operations.

Our ability to retain and attract key personnel has been impacted by significant turnover in senior management as a result of the integration of Gateway and eMachines, the relocation of our corporate headquarters to Irvine, California in September 2004, the closure of our facility in Sioux Falls, South Dakota and the closure of our manufacturing operations in North Sioux City, South Dakota in the second half of 2004. In addition, our ability to motivate employees and maintain employee morale may be further adversely impacted by workforce reductions, from about 7,400 at the time the eMachines acquisition was announced to approximately 1,800 employees at the end of September 2005. As a result of these workforce reductions, manpower in certain areas may be constrained, which could lead to disruptions in operations, customer care, contract compliance and certain corporate administrative functions over time. In addition, if we are unable to maintain and develop our infrastructure over time, including an optimal workforce size, while reducing costs, we could experience disruptions in operations, which could have a significant adverse financial impact. There can be no assurance that we will continue to successfully retain or attract the management we need, or be able to maintain an optimal workforce size. The inability to retain or attract such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. and changes in the political environment, economic policies and other factors within those countries or the U.S. could adversely affect our business.

We have outsourced a substantial portion of our manufacturing operations to countries in Asia, Eastern Europe and Mexico. A change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. While our contract obligations are typically in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. In particular, the recent change to the Chinese yuan to United States dollar exchange rate, or any future changes, could increase our costs for products and components sourced from China. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. Further, risks associated with transportation and other natural or human factors, including disease epidemics, may disrupt operations in and the flow of product from certain countries. We also have outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

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

Similar laws and regulations have been or may be enacted in other regions. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have an adverse effect on Gateway.

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

If we cannot sustain our recent profitability and we incur significant net losses or negative cash flows, the business could fail.

We experienced net losses in the years ended December 31, 2002, 2003 and 2004 of $298 million, $515 million and $568 million, respectively. While we reported net income of $27 million during the first three quarters of 2005, we can not guarantee that this profitability will continue. Additional significant net losses would materially adversely affect Gateway’s financial condition, results of operations and cash flows.

Our cash and marketable securities balances have declined since the first quarter of 2004 from historically higher levels due to the eMachines acquisition, restructuring our company, working capital usage in support of expanding our Retail business, and other operating, investing and financing activities. We expect to incur approximately $33 million (approximately $18 million on a net basis after including proceeds from the sale of assets) in restructuring outlays associated with previously announced restructuring plans. While we reported combined positive cash and marketable securities gains in our second and third quarters of 2005, we may be unable to maintain positive cash flow, which would result in declining cash and marketable securities balances. While we believe we will have sufficient cash and financial flexibility to meet our operational cash needs, if we are unable to maintain sufficient liquidity, our future results of operations and financial condition would be adversely impacted.

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

Historically, we have used stock options as a component of our employee compensation program in order to align employee’s interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In December 2004, the Financial Accounting Standards Board issued a rule that requires companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives, effective for interim periods beginning after January 1, 2006. Although we accelerated the vesting of all stock options that had exercise prices in excess of the market price on October 4, 2005 to mitigate the financial impact of outstanding stock options on our future operating results, we expect that equity compensation will continue to be a component of our total compensation program. The accounting treatment for outstanding unvested equity awards will affect our future earnings and could limit Gateway’s willingness to use equity-based compensation plans, which could affect our ability to attract and retain employees.

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

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 8 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Gateway, Inc. Amended and Restated Deferred Compensation Plan

10.2	Form of Gateway, Inc. Restricted Stock Grant Notice

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: November 8, 2005	By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: November 8, 2005	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)