Form 10-K
period 2005-12-31
GATEWAY INC
filed 2006-03-14
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14500

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes ☒    No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐    No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐    No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last sale price on the New York Stock Exchange as of such date) was approximately $922,420,000.

As of March 13, 2006 there were 372,229,940 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gateway’s Definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders subsequent to the date hereof are incorporated by reference in Part III of this Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s year end of December 31, 2005.

GATEWAY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

Forward-Looking Statements—This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on Gateway’s current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our future results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that are or could be deemed forward-looking statements, including without limitation any statements relating to future results of operations, plans, outlook or strategies, any statements relating to execution of restructuring plans or regarding pending claims or disputes and any statements relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” in Item 1A, or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Annual Report. Gateway assumes no obligation to update any forward-looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

Throughout this Annual Report we refer to Gateway, Inc. and its consolidated subsidiaries as “Gateway,” “the company,” “we,” “us,” and “our.”

This Annual Report contains the following trademarks and service marks of Gateway which are registered: Gateway, eMachines, and the “Black-and-White Spot” Design. These and any other product or brand names of Gateway or of any other company contained herein are trademarks or registered trademarks of their respective owners.

PART I

Item  1.    Business

General

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”) and PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. Gateway offers its PCs under two brand names, Gateway and eMachines, and positions each of its products on the basis of relative value for money with eMachines systems being offered at lower price points and Gateway systems with higher-end chipsets and richer features at attractive prices that represent value. PC-related products and services (“Non-PC”) consist of all products and services other than the PC, such as stand-alone monitors, peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system and networking products and services. Gateway was the third largest PC company in the U.S. during calendar 2005 and among the top 10 worldwide, with an estimated U.S. market share of approximately 6.1% based on units shipped, according to the most recent data from International Data Corporation.

Our strategy is to profitably grow our core PC business by leveraging our low-cost model and driving growth in our targeted business segments: Direct, Professional and Retail (including International). We plan to continue to focus on value-based products and services that serve the needs of a broad customer base.

Gateway was incorporated as “Gateway 2000 Inc.” in 1986 and we changed our name to “Gateway, Inc.” in 1999. On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company.

Business Segments

Gateway has three major business segments: Direct, Professional, and Retail. During the second quarter of 2004 and in connection with the acquisition of eMachines, Gateway realigned its historical operating segments,

Direct (previously Consumer) and Professional and created the Retail segment, which includes our International business unit for external reporting purposes. Further information on our business segments can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements.

Direct

Our Direct business segment is focused on selling individually customized Gateway-branded products and services as well as complementary third-party products and services directly to consumers and small business customers. We market our Direct products through television and print advertising, e-mail, direct mail, internet advertising, and our own website at www.gateway.com. During the fourth quarter of 2005, we began a new advertising campaign with the intent to strengthen our brand image by focusing on our award winning, industry leading products, such as Gateway’s next-generation convertible notebook, and our highly recognized trademarked “Black-and-White Spot” design.

We sell our Direct products and services in the U.S. primarily through two complementary sales channels on our www.gateway.com website and our U.S.-based call centers (1-800-GATEWAY). In addition, we facilitate select small business customers’ order management requirements through customized websites. Customers who have questions or need assistance while shopping with Gateway through our websites can contact a Gateway sales representative on-line or by calling our call center.

We believe that our diverse line of award-winning products and services, our ability to individually customize PCs with a rich assortment of complementary third-party products and services, and our sales experience which helps our customers identify the best custom solution for their computing needs, which are the bases on which we compete.

Professional

Our Professional segment’s sales and marketing activities focus on our core market customers: medium-to-large businesses, educational institutions (K-12 and higher education) and government agencies (federal, state and local). We conduct sales through our Professional telephone-based and field sales teams, complemented by local, regional and national value added resellers. We also facilitate Professional segment customers’ order management requirements through customized websites.

Gateway’s custom integration solutions program is designed to accommodate the needs of large professional customers who require specialized hardware, software and services that are not available as a part of our standard offerings. Our custom integration solutions program accelerates technology deployment for clients through integration of unique hardware and software and development of customized services to meet the individual requirements of professional customers.

Retail

We sell our products directly to a select group of major retailers, such as consumer electronics stores, computer superstores and warehouse clubs, in addition to selling select Gateway-branded products through television shopping retailers. Our eMachines-branded products are sold exclusively through the retail channel. We sell directly through Best Buy, Circuit City, CompUSA, Costco, Office Depot, Micro Center, Staples and Wal-Mart and many others in the United States. Sales to Best Buy represented 34% of net sales in 2005 and 23% of net sales in 2004. Gateway and eMachines products are now sold in more than 7,000 retail locations in the U.S. and Canada. The retail channel has become Gateway’s largest distribution channel. We participate in cooperative advertising and marketing programs with key retail customers, for which we receive marketing development funds from key suppliers to partially pay for advertising that features their brands.

International

In recent years, Gateway has expanded its international sales after having largely exited the international market in 2001 to focus on North American operations. Prior to our acquisition of eMachines, our international sales were limited to Canada and Mexico while eMachines sold its products internationally in Japan and the United Kingdom. After the eMachines acquisition, we took advantage of each company’s distribution channels and implemented common supply chain management techniques and service infrastructures to expand distribution within Canada, Japan, Mexico and the United Kingdom. Gateway and eMachines products are now sold in more than 2,000 retail locations internationally, including Canada, Japan, Mexico, the United Kingdom and France.

Substantially all of our international sales are through third-party retailers and distributors. We continue to evaluate opportunities to develop and grow our international business, currently focusing on Western Europe and Asia. Approximately 7% of our net sales in 2005 and approximately 6% of our net sales in 2004 came from sales to customers outside North America, with limited sales outside of North America in 2003 (excluding eMachines which was acquired March 11, 2004). Margins on sales of Gateway products in foreign countries and on sales of products that include components obtained from foreign suppliers can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

PC Products and Servers

We offer our customers a broad line of Gateway and eMachines-branded PCs and Gateway-branded servers. We market our PCs with recommended configurations, but our customers can also configure-to-order some of our Gateway-branded PCs with a choice of microprocessors, memory, storage and optical drives, as well as other options. The following are the key products within this class:

Desktop PCs.    Gateway offers a series of desktop PC products, developed to serve targeted customer segments. We offer a range of standard models for consumers under the eMachines and Gateway brands and for professional customers under the Gateway brand, with each series having a number of recommended configurations with increasing levels of technology and features. In addition, Gateway provides an all-in-one desktop, the Profile Series, in configurations targeted at both the consumer and professional markets. Customers can purchase certain models of our Gateway-branded PCs that they customize for their particular needs. Desktops represented approximately 49% of net sales in 2005 and approximately 54% of net sales in 2004.

Notebook PCs.    Gateway offers a series of notebook PC products to provide mobile computing capabilities for both consumer and professional customers who operate in a mobile environment. The systems are generally available with docking stations, wireless enablement and various multimedia applications. As with desktops, notebooks have a range of standard model series, with each series having a number of recommended configurations. The systems range from convertible tablets to high-performance desktop replacement class notebooks. Notebook PCs represented approximately 31% of net sales in 2005 and approximately 22% of net sales in 2004.

Servers and Storage.    Gateway also offers Gateway-branded servers and storage products for professional and small business customers. Every Gateway server has an adaptable design and can be custom built with a variety of options to fit the customer’s needs. Gateway servers can be ordered in tower-based or rack-mounted configurations, with Microsoft Windows® operating software. Servers and storage products represented approximately 2% of net sales in 2005 and 2004.

Non-PC Products and Services

Non-PC products and services consist of all products and services other than the PC, such as stand-alone monitors, peripherals, software, accessories, extended warranty services, training, Internet access, and enterprise system and networking products and services. Non-PC products and services represented approximately 18% of net sales in 2005 and approximately 23% of net sales in 2004.

Peripherals, Stand-Alone Monitors, Software and Other PC-Related Products.    We market stand-alone monitors, printers, projectors, computer memory, scanners, PC accessories, CD and DVD burners, storage devices, surge protectors, and other PC accessories that are manufactured by leading companies in their respective markets. Gateway also offers a complete line of thin film transistor and cathode ray tube monitors ranging in size from 15- to 21-inches. The monitors are sold with desktop PCs through Gateway’s channels and are also available for stand-alone purchase. We offer a limited number of Non-PC products under the Gateway brand. In addition, we market a broad range of third-party software offerings, from entertainment and productivity applications for the consumer market to vertical applications for various segments of the commercial and institutional markets. Peripherals, software and other PC-related products are sold in our Direct and Professional segments, including at our website at www.gateway.com.

Consumer Services Support.    In our Direct segment and to a limited extent our Retail segment, we offer value added, fee-based service and support consisting of extended service plans, including extended warranty and accidental damage programs sold on behalf of third party service providers, and learning and tutorial services. Technical support services are offered to customers in all segments.

Professional Services Support.    In our Professional segment, our value added service and support offerings are designed to satisfy the needs of businesses throughout the technology lifecycle. Gateway utilizes a network of third-party providers who work with our professional sales force to deliver localized consultation and integration services to business, education and government customers in essentially all the top markets across the United States. For this segment, we offer:

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

Financing Programs.    We partner with third-party financing institutions that provide financing to our Direct and Professional customers for the purchase or lease of our products.

Cooperative Product Development

The PC industry is characterized by rapid technological advances. Our ability to compete successfully is heavily dependent upon our ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. Our focus is primarily on coordinating and leveraging the development activities of a number of key technology partners, original design manufacturers and product or component providers. Our product development efforts are focused on designing and developing competitively priced PC systems and certain Non-PC products that adhere to industry standards and incorporate the technologies and features that we believe are most desired by our customers.

We rely on cooperative relationships with a range of suppliers and other technology developers for engineering, product development and production support in the fulfillment of our desktop and notebook computer and server product lines. Working with these companies, our engineers manage quality, integrate technologies and design product and system architecture. We believe that these relationships, together with market information obtained from our customer relationships, allow us to rapidly introduce and deliver appealing new products, software and services to the marketplace.

Manufacturing

Gateway’s product needs are fulfilled through original design manufacturing and distribution relationships in Asia, Europe, Mexico and the United States to meet the needs of our key market segments. Our manufacturing and distribution supply base operates under Gateway-specific work instructions and quality metrics to assure product integrity and the functional specifications and quality of the Gateway product offering. In addition, our engineering and quality assurance teams help ensure that our products meet our specifications and applicable regulatory requirements.

To better serve our Professional and Direct customers, we plan to open a Gateway dedicated U.S. final assembly facility in 2006. We will assemble configure-to-order desktops, notebooks and servers according to customer specifications at this facility, as well as provide custom imaging services and government compliance certification. This new facility is expected to increase our ability to serve our Professional and Direct customers and improve our cost efficiency.

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

Patents, Trademarks and Licenses

Gateway, including AD Technologies LLC (formerly known as Amiga Development LLC), have approximately 400 U.S. patents and a number of related foreign patents, and Gateway has a significant number of pending U.S. and foreign patent applications. Gateway has a majority equity interest in AD Technologies LLC, a holding company for intellectual property, controlled by Gateway’s former Chairman of the Board. A majority of the patents in our portfolio were issued in the last five years. Our patent strategy focuses on building a broad portfolio of patents in the areas of computer related and information processing technologies, consumer electronics and manufacturing processes for defensive purposes. Generally, our products incorporate industry standard technology rather than proprietary technology we develop. Trade secrets developed by us are protected through formal procedures that include employee agreements and confidentiality agreements with other entities.

We own and use a number of trademarks, brands and service marks on or in connection with our products and services, including Gateway, eMachines and our “Black-and-White Spot” design, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries. We believe these trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

We also license technologies and software from third parties for integration into our products. Some of these technologies are industry standard technologies which are licensed by many of our competitors. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as us, and some of our direct and indirect competitors seek to license their technology. As a result, we may incur license costs that our competitors do not incur. We generally do not own the software used on our PCs and have entered into software licensing arrangements with a number of software developers, including Microsoft Corporation for Windows® and Microsoft Office software products, among others. Software and materials developed by Gateway are protected by copyright in the United States and internationally.

Competition

The PC industry is characterized by a handful of large branded and numerous smaller branded and generic competitors, aggressive pricing, short product life cycles, and price sensitivity by customers. The level of pricing aggressiveness continues to be intense, particularly in the low-price end of the market. In addition, many of our current and potential partners, including original design manufacturers, design, manufacture and often market their products under their own or third-party brand names. Many of our competitors are larger and better funded than we are.

Our primary competitors in the PC area are Dell Inc., Hewlett-Packard Company, Apple Computer Inc., Lenovo Group Limited, Sony Corporation, and Toshiba Corporation. In particular regions and outside of the U. S., we experience competition from companies such as Acer Inc., Fujitsu Limited and Packard Bell. We also face competition from generically-branded or “white box” manufacturers.

We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable us to bring products to market quickly.

In recent years, we and many of our competitors have regularly lowered prices. We expect these competitive pressures to continue in 2006 and that average sales prices for PCs and Non-PC products will continue to decline.

Environment

Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We also face increasing complexity in our product design, procurement and operations as we adjust to new and upcoming requirements relating to the composition of our products, including restrictions on the use of lead and other substances in electronics that will apply to products sold in the European Union after July 1, 2006. In addition, we are subject to costs and liabilities in connection with product take-back legislation in certain jurisdictions that impose financial responsibility on producers of electrical goods for specified collection, recycling, treatment and disposal of covered products. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Gateway currently has an incentive program to encourage our PC customers to recycle or donate their old PCs and monitors, regardless of brand, and we are working with our original design manufacturers and suppliers to reduce the use of hazardous substances in our products. Environmental costs are presently not material to our operations or financial position; however, such costs may become material in the future as compliance obligations continue to increase.

Employees

As of December 31, 2005, we had approximately 1,800 employees, a reduction from approximately 1,900 employees as of December 31, 2004 and from 7,400 employees as of December 31, 2003, substantially all of whom are located in the United States. We believe we have generally good relationships with our employees.

Backlog

The backlog of unfilled orders was approximately $73 million at year-end 2005 and approximately $78 million at year-end 2004. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of our policy, under certain circumstances to allow customers to cancel or reschedule orders.

Seasonality

Retail sales predominantly follow consumer seasonality patterns. Historically revenues in the Retail segment are seasonally higher during the second half of the year. In addition, Gateway’s Professional sales are traditionally stronger in the second and third quarters. However, these patterns are subject to overall general economic market conditions, large bulk buys and technology transitions.

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

The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as we, that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov.

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

Our current Board consists of seven directors, six of whom are independent directors under the rules of the New York Stock Exchange. Our other director is our Chairman of the Board, Richard D. Snyder, who assumed the role of interim Chief Executive Officer when Wayne R. Inouye resigned from such position on February 8, 2006. In addition, as required by New York Stock Exchange rules, our Board of Directors has affirmatively determined that each independent director has no material relationship with Gateway (directly or as a partner, stockholder, or officer of any organization that has a relationship with Gateway). The Board meets in regularly scheduled meetings as well as in special meetings. All independent directors meet without management present during each regularly scheduled Board meeting, with a designated independent Board member chairing that segment of the meeting.

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

Our independent Audit Committee represents the Board in its general oversight of Gateway’s financial reporting, internal controls and audit functions. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of Gateway’s independent registered public accounting firm. For both 2004 and 2005, Deloitte & Touche LLP was appointed the independent registered public accounting firm of Gateway. This appointment was also ratified by Gateway’s stockholders. The Audit Committee has again appointed Deloitte & Touche LLP as Gateway’s independent registered public accounting firm for 2006, subject to stockholder approval. The Audit Committee also pre-approves any non-audit services by the independent registered public accounting firm. The Audit Committee meets regularly in separate sessions with senior management, internal audit staff and Gateway’s independent registered public accounting firm.

Our independent Compensation Committee reviews and approves salaries, bonuses and other compensation for our Chief Executive Officer and other senior executive management. In addition, the Compensation Committee administers our 2000 Equity Incentive Plan, including reviewing and granting equity awards to officers and other employees.

Our independent Corporate Governance and Nominating Committee reviews and reports to the Board concerning corporate governance matters, conducts an annual evaluation of the performance of the Board, and reviews and reassesses the adequacy of the Corporate Governance Guidelines. In addition, the Corporate Governance and Nominating Committee recommends to the Board the size and composition of the Board and establishes procedures for consideration of candidates for the Board and recommends specific candidates for election to the Board.

As part of our corporate governance practices, we maintain a Code of Ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, and our Board of Directors. We provide ethics training to new employees when they are hired and to existing employees periodically. An Ethics Council, consisting of senior executive officers appointed by the Board, reviews reported ethical issues, including complaints through Gateway’s confidential ethics hotline. The Council advises the Audit Committee with respect to ethical matters. The Audit Committee must evaluate actual or potential waivers of conflicts-of-interest for all executive officers and directors and make recommendations to the Board concerning any action to be taken. The Board conducts an annual review of the Code of Ethics. Our Code of Ethics is available at www.gateway.com and will be provided in printed form to any stockholder who requests it from Gateway.

In addition, stock ownership guidelines have been established for our directors and senior executive officers to better ensure that they each maintain an equity stake in Gateway, and by doing so appropriately link their interests with those of the other stockholders. The Board guidelines provide that, directors are required to hold Gateway common stock equal to the lesser of (a) the number of shares having a value of three (3) times the Board member’s annual cash retainer, and (b) the number of unrestricted shares granted to the director during the preceding six (6) years. The executive officer guidelines provide that, absent unusual personal circumstances, Gateway’s Chief Executive Officer and each Senior Vice President should retain 30 percent of all after tax profit shares from stock options exercised and stock grants (restricted or otherwise) for at least 3 years (from exercise or vesting date) unless the value of his or her ownership in Gateway securities exceeds five (5) times the base salary for the Chief Executive Officer or two and a half (2.5) times the base salary for Senior Vice Presidents.

We continue to evaluate our corporate governance practices in light of best practices and changing regulatory requirements and anticipate additional changes as necessary or appropriate. In 2005, we filed with the New York Stock Exchange an executed certification from our then Chief Executive Officer stating that he is not aware of any violation by Gateway of the New York Stock Exchange’s corporate governance rules with respect to the 2004 fiscal year.

Item 1A.    Risk Factors

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

Consolidation in the PC industry has resulted in larger and stronger competitors in many of our markets and we continue to experience increased competition in the PC industry in certain of our business segments. We compete primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support, and by maintaining strategic supplier relationships that enable us to bring products to market quickly. We expect these competitive pressures to continue into the foreseeable future, including the reduction of average unit prices in Retail. We also expect that average sales prices of our PCs will continue to decline, although this may be partially offset by an increased product mix of relatively higher priced notebook PCs, Gateway branded PCs in Retail and liquid crystal display monitors. If we continue to reduce PC prices in response to competition we may be unable to maintain or improve gross margins through cost reductions or offsetting sales of higher margin Non-PC products. Our overall gross margin as a percentage of sales has declined due to our shift in overall distribution to third party retail and competitive pressures. To the extent we are unable to maintain or grow our revenues and market share and maintain or improve our gross margins, our business prospects and financial condition would be adversely affected.

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

Because of technological changes in the PC industry and the convergence of PCs with Non-PC products, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon existing patents of others. For example, we are a party to various lawsuits and claims, including assertions of patent infringements and intellectual property-related administrative proceedings that arise in connection with our business. Although intellectual property-related lawsuits and claims have not historically had a material adverse effect on our consolidated financial position, operating results or cash flows, we cannot predict the outcome of these matters with certainty. Some of these lawsuits allege substantial damages and also seek injunctive relief to stop us from selling products alleged to infringe patents of others. If such relief was granted or substantial damages were incurred, our business and results of operations would be materially adversely affected. In addition, responding to such claims, regardless of their merit, is time consuming, results in significant expenses, and diverts the attention of management and technical personnel.

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

A single customer, Best Buy, accounted for approximately 34% of total revenues for 2005, up from 23% of total revenues for 2004, and is expected to continue to be a significant customer in the future. Although we work to expand and diversify our customer base, reductions or terminations of product purchases by, or pricing pressures from, this customer or other major third-party retailers without an offsetting increase in new sales to other customers, would result in a substantial decline in our revenue and operating results.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect sales.

Our products are sold primarily through direct channels and third-party retail partners. Third-party retail sales have expanded significantly since early 2004. We expect a substantial portion of our future sales will be to a small number of key third-party retailers. Additionally, third-party retailer orders may vary considerably from quarter to quarter. If the financial condition of these retailers weakens or if they were to cease or significantly reduce the distribution of our products, Gateway’s business and financial results could be adversely affected. If significant variability is experienced, Gateway’s business and financial results for a particular quarter could be adversely affected. In addition, failure to foster and maintain strategic relationships with these retailers and find a balance between direct sales and third-party retail sales could have a significant adverse impact on our revenues and operating results.

If we fail to attract new customers, retain our existing customers and/or replace revenues associated with our higher-margin service revenues, our operating results will be adversely impacted.

The success of our business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, we must attract new and repeat customers through our various marketing channels, including our website, our telephone call centers, our professional sales force and our third-party retail partners, and then convert these interactions into sales transactions. Our reduced marketing expenditures have contributed to reduced demand within our Direct and Professional segments and our ability to successfully bid on future public sector business could be negatively impacted if we fail to perform under any of our existing public sector contracts. Furthermore, some of our third-party retail partners sell or may sell private label PCs at competitive prices. These sales have the potential to adversely affect our market share. In addition, a portion of Gateway’s revenue and profit is derived from higher-margin Internet access services and extended warranties sold in prior periods and recognized over time under our revenue recognition policy, which we expect to decline in the future. If we do not achieve increased transaction volume, or replace our higher margin service revenues with alternative sources of profit margin, our ability to grow and maintain profitability will be adversely impacted.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability.

We are implementing a new enterprise resource planning system, as well as order capture and customer service applications, and continue to develop and modify certain of our other systems. We have experienced development and implementation delays with certain projects, and we may experience interruptions in availability of portions of our information technology infrastructure, additional delays in development and implementation, or unanticipated system errors. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

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

To minimize some of these risks, we monitor the financial status of certain key original design manufacturers, suppliers and service providers and assess the likelihood of disruption to the supply of products, components, or services. Certain of our commercial partners currently are financially weak, and we have established contingency plans to mitigate our financial and operating exposure. However, such plans for any key commercial partner that experiences financial instability may not prevent delays or curtailments of deliveries of key products, components or services, or eliminate our financial exposure to future costs such as warranty claims or the write-off of receivables from the re-sale of component raw materials to select original design manufacturers, which could adversely affect our future operating results and financial condition.

In addition, industry consolidation impacts our supply chain and many of our competitors obtain products or components from the same original design manufacturers and suppliers that we utilize. Our competitors may obtain better pricing and other terms, more favorable allocations of products and components during periods of limited supply, and could limit our ability to engage in relationships with certain original design manufacturers and suppliers. In addition, certain of our original design manufacturers and suppliers could decide in the future to not continue conducting business with us. Any of these actions by our competitors, original design manufacturers or suppliers could adversely affect our future operating results and financial condition.

Our plans to open a final assembly facility exposes us to financial and operational risk.

To better serve our Professional and Direct customers, we plan to open a Gateway dedicated U.S. final assembly facility in 2006. We will assemble configure-to-order desktops, notebooks and servers according to customer specifications at this facility, as well as provide custom imaging services and government compliance certification. This new facility is expected to increase our ability to serve our Professional and Direct customers and improve our cost efficiency. The facility will, however, increase our fixed costs, require us to implement additional systems and controls, and require additional management oversight and expertise. Should any of these costs and requirements escalate, our results of operations and financial condition could be adversely impacted.

Our reliance on original design manufacturers or suppliers of key products and components exposes us to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of our products and services.

While outsourcing arrangements may lower our product and operating costs, they also reduce our direct control over production and distribution. If we are unable to ship our products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues arise due to faulty products or components manufactured by original design manufacturers or suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues. Our estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed our estimates due to faulty products or components manufactured by original design manufacturers or suppliers, warranty expenses may increase. In many instances we rely on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including timely delivery to our primary ports of Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations were disrupted by economic, business, environmental, political, medical, military or terrorist events, Gateway’s operations and financial condition could be adversely affected. In addition, we may experience production and financial difficulties if any of our significant original design manufacturers or suppliers suffer financial instability. This includes our likely inability to obtain reimbursement for prepaid warranty costs from certain original design manufacturers, should their financial condition deteriorate. Should such original design manufacturers or suppliers fail to either produce or deliver products as scheduled or to provide prepaid warranty coverage, our operations and financial condition may be adversely affected.

Failure to develop and introduce new and technologically advanced products in an industry characterized by short product life cycles could adversely affect our growth and efforts to sustain profitability.

Our business model depends on bringing new and innovative products to market quickly. The success of our product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, our ability to successfully forecast product demand, training of sales and support personnel, and customer acceptance of new technology. In addition, the introduction of certain new technologies, such as the upcoming Microsoft Windows® Vista™ operating system, presents us with uncertainties regarding the speed of customer acceptance and the related forecasting of customer demand. If we are unable to successfully forecast demand for new products, we may not properly manage our inventory levels and may have increased exposure to supply shortages, product obsolescence and other supply-related risks.

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

By distributing many of our products directly to our customers prior to our acquisition of eMachines, we historically avoided the need to maintain high levels of finished goods inventory. This minimized costs and allowed us to respond more quickly to changing customer demands and reduced our exposure to the risk of finished product obsolescence. As we increase sales volume into third-party retail channels, managing our inventory effectively has become increasingly important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of our competitors’ products and seasonal fluctuations in end-user demand. In addition, we maintain certain component products in inventory. If we are not successful in forecasting component or product demand, we could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write- downs, which in turn could result in lower gross margins. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on our results of operations. Although we believe our inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that we will not incur significant additional inventory and related charges. In addition, by purchasing component parts on behalf of original design manufacturers, we have increased our credit risk with these original design manufacturers.

The failure to attract, retain and motivate key personnel could have a significant near-term adverse impact on our operations.

Our ability to attract, retain and motivate employees and maintain employee morale has been adversely impacted by a number of factors, including workforce reductions, the closure of facilities and a competitive PC business environment. We have experienced, and may continue to experience, turnover in senior management and in the general workforce. Most recently, our former Chief Executive Officer resigned on February 8, 2006 and our Chairman of the Board, Richard D. Snyder, assumed the role of interim Chief Executive Officer. Based on past experiences with other companies, these transitions, including the transition from an interim to a permanent Chief Executive Officer, may be a distraction to senior management, business operations, commercial partners and customers. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. There can be no assurance that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial condition.

We have outsourced operations in countries outside of the U.S. and changes in the political environment, economic policies and other factors within those countries or the U.S. could adversely affect our business.

We have outsourced a substantial portion of our manufacturing operations to countries in Asia and Eastern Europe and to Mexico. A change in these countries’ economic liberalization and deregulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of our outsourced operations overseas. While our contract obligations are typically in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices. In particular, the recent change in the Chinese yuan to United States dollar exchange rate, or any future changes, could increase our costs for products and components sourced from China. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. Further, risks associated with transportation and other natural or human factors, including disease epidemics, may disrupt operations in and the flow of products from certain countries. We also have outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present us with similar economic and political risks. The political climate in the U.S. also could change so that it would not be practical for us to use international operational and manufacturing centers. This could adversely affect our ability to maintain or create low-cost operations outside the U.S.

Environmental laws and regulations and unforeseen costs could impact our future earnings.

Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. We also could face significant costs and liabilities in connection with product take-back legislation, which provides customers the ability to return product at the end of its useful life and places financial and other responsibility for environmentally safe collection, recycling, treatment and disposal with Gateway. We also face increasing complexity in our product design and procurement and operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances (ROHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. There is substantial complexity associated with compliance with these new regulations and the costs of implementation are not easily quantifiable. Compliance also necessitates our reliance on the representations made by suppliers as to material composition; while such representations are believed to be accurate, we could face significant costs and liabilities if the representations prove to not be accurate. Furthermore, we must rely on our suppliers’ ability to respond to environmental requirements with compliant products and documentation in a timely manner.

Similar laws and regulations have been or may be enacted in other states and countries. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

With the shift to third-party retail, we are increasingly subject to seasonality which can make it difficult to forecast results of operations and anticipate near term developments.

Gateway’s revenues and operating margins vary among products, distribution channels and the seasonal buying habits of our customers. Historically revenues in the Retail segment are seasonally higher during the second half of the year, and Professional segment revenues are seasonally higher in the second and third quarters. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic and channel mix reflected in that period’s net sales, as well as seasonality factors related to the time of the year. In addition, we typically experience an increase in sales activity near quarter-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at our manufacturing or logistics partners, fluctuations in product, geographic and channel mix, and the effect of seasonality on our sales and operating margins can have significant adverse impacts on Gateway and our results of operations and financial condition for a given reporting period.

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

War, terrorist acts and other political and economic uncertainties may adversely affect our operating results.

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

We experienced net losses in the years ended December 31, 2003 and 2004 of $515 million and $568 million, respectively. While we reported net income of $6 million for the year ended December 31, 2005, approximately $40.5 million was attributable to the Marketing, Development and Settlement Agreement with Microsoft, and we cannot guarantee that our profitability will continue. Additional significant net losses would materially adversely affect Gateway’s financial condition, results of operations and cash flows.

Our cash and marketable securities balances have declined since the first quarter of 2004 from historically higher levels due to the eMachines acquisition, restructuring our company, working capital usage in support of expanding our Retail business, and other operating, investing and financing activities. While our cash and marketable securities balances did not change materially from December 31, 2004 to December 31, 2005, we may be unable to generate positive cash flow, which would result in declining cash and marketable securities balances. While we believe we will have sufficient cash and financial flexibility to meet our operational cash needs, if we are unable to maintain sufficient liquidity, our future results of operations and financial condition would be adversely impacted.

Public perception regarding Internet security and online privacy could adversely affect our revenues and fraudulent customer activities perpetrated online could result in losses.

Customer concerns over the security of transactions conducted on the Internet or the privacy of user information may inhibit the growth of our web sales. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our information systems infrastructure and that of our service providers may be vulnerable to viruses, other harmful code or harmful activity transmitted over the Internet. While we proactively search and protect against intrusions into our infrastructure, a virus, other harmful code or harmful activity could cause a service disruption.

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

From time to time we offer product rebates on purchases of certain of our PCs and Non-PC products. We use historical data to assist us in determining the percentage of customers who will claim these product rebates. We must estimate future product rebate redemptions to price our products effectively. If we experience an unexpected increase in rebate redemption rates, then the effective average selling price of our products would be reduced below the level we anticipated and our net revenues and gross margins would decline, thereby adversely impacting our results of operations. Further, to the extent customers do not cash product rebate checks, we could be liable to pay unclaimed funds to certain states, including amounts attributable to prior periods.

A substantial portion of our services and support offerings, including customer care, is provided by third-party service providers and we could experience additional costs and/or declines in customer satisfaction levels if we are unable to properly monitor and manage such providers.

We have consolidated our service and support providers and rely on such providers to supply warranty repairs and other support offerings, including customer and tech-support services, to our customers. While such providers are required to maintain certain service levels, there can be no guarantee that such companies will provide our customers with the same high-level of service we otherwise would provide ourselves, which could result in additional corrective costs, lower customer satisfaction levels and declines in customer demand.

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

Historically, we have used stock options as a component of our employee compensation program in order to align employees’ interests with those of our stockholders, encourage retention, and provide competitive compensation packages. In December 2004, the Financial Accounting Standards Board issued SFAS Number 123-R, which requires companies to record a charge to earnings for the fair value of employee stock option grants and other equity incentives, effective for interim and annual periods beginning after December 31, 2005. Although we accelerated the vesting of all stock options that had exercise prices in excess of the market price on October 4, 2005, because these options did not provide sufficient incentive to our employees when compared with the potential future compensation expense that would have been attributable to these options, we expect that equity compensation will continue to be a component of our total compensation program. The accounting treatment for outstanding unvested equity awards will affect our future earnings and could limit Gateway’s willingness to use equity-based compensation plans, which could affect our ability to attract and retain employees.

Item 1B.    Unresolved Staff Comments

None.

Item  2.    Properties

The following are Gateway’s principal administrative and sales offices, operational facilities and support centers in the following locations:

Facilities	Square Footage	Owned or Leased	Description / Property Use	Segment Use
Irvine, California	98,000	Leased	Corporate headquarters	All segments

Irvine, California	147,000	Leased	Warehouse and office space	All segments

Kansas City, Missouri and Kansas	70,000	Owned	Sales; customer support center	Direct

North Sioux City, South Dakota	220,000	Owned	Customer sales and support center; administration	All segments

North Sioux City, South Dakota	19,000	Leased	Records storage	All segments

We are actively seeking to sublease or terminate approximately 38 remaining retail locations throughout the United States, as a result of the closure of all of our retail stores in April 2004. We also continue to lease, sublease and actively market for sale, lease, or sublease office and distribution facilities in Lake Forest, San Diego and Poway, California; Lakewood, Colorado; Sioux City, Iowa; Kansas City, Missouri and North Sioux City and Sioux Falls, South Dakota.

We believe that our administrative and sales offices, operational facilities and support centers will be adequate for our business needs in the foreseeable future.

Item  3.    Legal Proceedings

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Patent Litigation

Hewlett-Packard Development Company, L.P. v. Gateway, Inc.    is a suit filed in the United States District Court for the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents and to delete three other patents from its infringement claims. As a result of the actions described below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. Markman hearings involving the 19 patents-in-suit began in January 2005, and were substantially completed by January 2006. In October 2005, Intel Corporation intervened to defend Gateway on the patents asserted by HPDC that cover solely Intel products. In January 2006, HP and Intel stipulated to Intel’s withdrawal from the suit based on HP’s agreement to not pursue any patent claims against Gateway based upon Gateway’s resale of Intel products. Discovery has begun but is not yet completed. In January 2006, the court divided the case into six trials to be held approximately one month apart, with the first scheduled to begin August 28, 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet in which both parties agreed to cross-license each other’s patent portfolios for a period of seven years and also agreed to dismiss all claims in litigation against the other company. The parties expect to execute a definitive cross-license and settlement agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding and any related litigation between the parties, with the intent that such actions will be dismissed and terminated in connection with execution of the definitive agreement. See Note 16 to the Consolidated Financial Statements for further discussion.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, D.C., entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case, and withdrawn the assertion of a number of claims of the remaining patents. On August 8, 2005, the Administrative Law Judge (“ALJ”) issued an initial determination finding all but two of the patents invalid and/or not infringed. Of the remaining two patents, 15 of the 19 asserted claims were held invalid. The remaining four claims were found to be infringed. In August 2005, Gateway filed a petition for review with the full ITC. In December 2005, the ITC reversed the ALJ’s findings that Gateway literally infringed the remaining four claims, and remanded the question of whether there might be infringement under the doctrine of equivalents to the ALJ for further consideration. The ITC affirmed the remaining findings by the ALJ that Gateway had no liability on the other asserted patents. Briefing before the ALJ on the remanded issues is underway, with a decision from the ALJ scheduled to be issued on or before March 31, 2006, and a final determination by the ITC scheduled to be issued on or before May 31, 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5,737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court for the Southern District of Texas. No trial is yet scheduled. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. In February 2005, a Markman hearing was held and in March 2005 the Court issued an order interpreting the claims of the three asserted patents. Gateway has since withdrawn the assertion of two of the patents and is proceeding to trial on the remaining patent, which relates to multimedia PCs. The trial was held in late May 2005 before the same ALJ presiding over the HPDC and HP ITC action. Post-trial briefing was completed on June 24, 2005. On October 6, 2005, the ALJ issued an initial determination finding all claims of the asserted patent to be infringed. However, the ALJ determined all but one of the claims was invalid in view of prior art, that all claims were invalid for lack of enablement, and that the patent was unenforceable for inequitable conduct during prosecution. A Petition for Review by the full ITC was filed October 17, 2005. On December 1, 2005, the ITC agreed to undertake review of the ALJ’s decision that the patent was invalid for lack of enablement, and remanded to the ALJ for further findings on the issue of inequitable conduct. The ITC affirmed the other findings of the ALJ. On January 12, 2006, the ALJ issued a supplemental opinion reaffirming his conclusion of inequitable conduct, and further briefing on this issue before the ITC has been completed. A decision from the ITC was scheduled to be issued on or before February 27, 2006, but the parties have asked the ITC to delay the issuance of that decision. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

On July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court for the Eastern District of Texas, by AD Technologies LLC (formerly known as Amiga Development LLC), a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Theodore W. Waitt, Gateway’s founder and significant stockholder. The complaint originally filed by Amiga alleges that HP is infringing three patents owned by Amiga. On July 21, 2005, however, Gateway filed an Amended Complaint dropping one of the asserted patents and has since dropped assertions relating to another of the three originally filed patents. Discovery has commenced and is ongoing. A Markman hearing to interpret the claims of the remaining asserted patent has been held, but the court has yet to issue its ruling. Trial is scheduled to commence on May 1, 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. As noted above, the dispute over these four patents has been consolidated with the HPDC v. Gateway matter pending in the United States District Court for the Southern District of California. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

On June 6, 2005, HP and HPDC filed a complaint in Superior Court of California, Santa Clara County, against eMachines, Inc. alleging a breach of contract relating to a patent license between HP and eMachines. The suit claims the right to audit royalty payments made by eMachines under the license and the recovery of any royalty payments determined to be owed but not paid, plus the costs of the audit and interest. eMachines has filed an answer, and a Case Management Conference was held in October 2005. Discovery has commenced. No trial date has been set. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

On July 6, 2005, HP and HPDC filed an additional complaint entitled Certain Personal Computers, Monitors and Components Thereof with the ITC requesting that it investigate HPDC’s allegation that Gateway and eMachines infringe five patents owned by HPDC. On August 5, 2005, the ITC initiated the investigation. The answer has been filed and discovery is ongoing. A Markman hearing was conducted in January 2006. The hearing before the ALJ is scheduled for May 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 to the Consolidated Financial Statements for further discussion.

Other Litigation

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia, and which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is ongoing. The three actions, which have been consolidated for all purposes but trial, currently have a tentative trial date of December 2006.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August 2004 and August 2005. The trial is currently scheduled to commence on April 3, 2006.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Gateway reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At least quarterly Gateway reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The ultimate outcome of such matters cannot presently be determined or estimated. Gateway’s management believes that Gateway has sufficiently reserved for legal matters and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of its products and, in either case, its operating results and cash flows could be materially adversely affected.

Item  4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Gateway common stock is listed on the New York Stock Exchange under the trading symbol “GTW.” The following table sets forth the quarterly high and low price per share for our common stock as quoted at the close of trading during such periods in 2005 and 2004:

	High	Low
2005:
1st quarter	$5.85	$3.95
2nd quarter	$4.16	$2.85
3rd quarter	$4.08	$2.44
4th quarter	$3.16	$2.48
2004:
1st quarter	$5.83	$4.05
2nd quarter	$6.41	$3.67
3rd quarter	$4.95	$3.78
4th quarter	$6.92	$4.87

Holders of Record

As of March 13, 2006, there were 4,879 holders of record of our common stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

Dividends

Gateway’s management believes the best use of cash is to fund internal growth and for general corporate purposes. As a result, we have not declared any cash dividends on our common stock since it was first publicly registered and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under our new credit agreement, we would be prohibited from paying dividends on our common stock in the event of default (as defined in the credit agreement), including the failure to maintain at least $150 million of unrestricted cash and cash equivalents.

Prior to the retirement of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and our Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) in December 2004, we were obligated to pay dividends on our Series A Preferred Stock at the annual rate of 2.92%, payable quarterly, and on our Series C Preferred Stock at the annual rate of 1.5%, payable semi-annually.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Gateway of its equity securities registered pursuant to Section 12 of the Exchange Act during 2005:

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	1,162,801	$5.92	—	—
February 1-28, 2005	—	—	—	—
March 1-31, 2005	—	—	—	—
April 1-30, 2005	—	—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	173,197	$3.49	—	—
July 1-31, 2005	—	—	—	—
August 1-31, 2005	—	—	—	—
September 1-30, 2005	—	—	—	—
October 1-31, 2005	—	—	—	—
November 1-30, 2005	—	—	—	—
December 1-31, 2005	—	—	—	—

Total	1,335,998	$5.60	—	—

The 1,335,998 shares of common stock represents the value of taxes withheld on the aggregate vesting of 2,903,568 shares of restricted stock originally issued in connection with the eMachines acquisition in March 2004.

Item 6.    Selected Consolidated Financial Data

The following historical data was derived from our audited consolidated financial statements. This financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 should be read in conjunction with the audited consolidated financial statements and notes thereto beginning on page 43 of this Annual Report and in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 25 of this Annual Report. The information below is not necessarily indicative of the results of future operations.

	For the years ended December 31,
	2005	2004 (a)	2003	2002	2001
Consolidated Statements of Operations Data (in thousands, except per share data):
Net sales	$3,854,061	$3,649,734	$3,402,364	$4,171,325	$5,937,896
Income (loss) before cumulative effect of change in accounting principle	$6,161	$(567,618)	$(514,812)	$(297,718)	$(1,007,211)
Net income (loss) (b) attributable to common shareholders	$6,161	$(475,476)	$(525,950)	$(309,041)	$(1,031,062)
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.02	$(1.31)	$(1.62)	$(0.95)	$(3.12)
Diluted	$0.02	$(1.45)	$(1.62)	$(0.95)	$(3.12)
Net income (loss) per common share:
Basic	$0.02	$(1.31)	$(1.62)	$(0.95)	$(3.19)
Diluted	$0.02	$(1.45)	$(1.62)	$(0.95)	$(3.19)

	As of December 31,
	2005	2004 (a)	2003	2002	2001
Consolidated Balance Sheet Data (in thousands):
Cash and marketable securities	$585,688	$588,330	$1,051,456	$1,021,847	$1,166,054
Total assets	$1,921,066	$1,771,787	$2,028,438	$2,509,407	$2,986,857
Long-term obligations, net of current maturities	$300,000	$300,000	$—	$—	$—
Series C redeemable convertible preferred stock	$—	$—	$197,720	$195,422	$193,109
Stockholders’ equity	$255,274	$245,037	$722,018	$1,246,518	$1,565,084

(a)	Results for 2004 reflect the inclusion of eMachines’ activity subsequent to March 11, 2004.
(b)	Net income (loss) includes certain restructuring, transformation, integration and other charges of $13 million, $478 million, $192 million, $99 million, and $1.1 billion for 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Annual Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described in Item 1A “Risk Factors” beginning on page 9 of this Annual Report or that are otherwise described from time to time in our reports filed with the Securities Exchange Commission after this Annual Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

This Annual Report contains certain non-GAAP financial information, including disclosure of the portion of our selling, general and administrative (“SG&A”) expenses, gross margins and net income (loss) relating to, or affected by, certain restructuring charges, transformation expenses and integration expenses. The transformation and integration expenses are other associated costs incurred pursuant to the restructuring plans (See Note 14 to the Consolidated Financial Statements for additional information). This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze Gateway’s baseline performance before charges and expenses that are considered by management to be outside of Gateway’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating Gateway’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

Management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has focused on marketing PCs and related products and providing personalized service at a price that represents value to consumers, businesses, government offices and educational institutions. Since the acquisition of eMachines on March 11, 2004, we have completely overhauled the distribution of our products to consumers and have significantly reduced our SG&A cost structure.

We manage our business through our three major business segments: Direct, Professional and Retail (which includes our International segment). Our strengths include our strong brand name recognition, our value-based product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Some of the key developments and achievements for 2005 include:

•	Net income—we posted net income of $6 million or $0.02 per share for the year ended December 31, 2005, after the effect of two significant, one-time charges for the February 2006 Hewlett-Packard agreement ($17 million) and increasing a reserve for a sales, income, and franchise tax dispute related to prior years ($27 million), following four consecutive years of net losses.

•

Continued Cost Structure Improvements—SG&A expenses as a percentage of net sales declined to 9.4% in 2005 from 24.9% (including 10.7 percentage points attributable to restructuring, transformation and integration charges) in 2004. We believe that one of the keys to achieving sustainable profitability is to focus on cost levels and overall efficiency in our operation. Continued cost reductions are designed to allow us to leverage our low overhead structure to achieve growth across our business segments by providing excellent products with great value. Despite continued price and gross margin pressures, we believe our improved cost structure will provide significant operating leverage going forward if we achieve continued revenue growth.

•	Notebook and Monitor Sales Growth—in 2005, we experienced sales momentum with our notebook products and flat panel liquid crystal display (“LCD”) monitors. Notebook unit sales were up 84% in 2005 compared with 2004 and LCD sales were up 88% over 2004 sales.

•	Continued Retail and International Expansion—in January 2005, we introduced our Gateway-branded products into more than 600 Circuit City retail stores in the United States. In July 2005, we also added 876 Staples locations. Retail partners in Japan, the United Kingdom, Mexico and France were also added during 2005. Gateway and eMachines products are now sold in more than 7,000 third-party retail stores throughout the United States and Canada and in more than 2,000 international retail locations, including Japan, Mexico, the United Kingdom and France. Overall net sales for the Retail segment increased 59% in 2005 compared with 2004. Based on the most recent estimates by The NPD Group, Gateway’s U.S. retail desktop market share increased from 29.5% to 33.2% and U.S. retail market share for notebooks increased from 7.2% to 11.0%.

•	Significant Professional Segment Wins—while net sales and market share have declined within the Professional segment on a year-over-year basis and gross margins have been under pressure, we have achieved significant Professional segment contract wins in the current year, including the U.S. Navy and Air Force, the State of California and the University of Arizona. Such wins do not necessarily represent guaranteed revenue and in some cases are dependent upon governmental budget appropriations. Gateway continues to focus on sales of services, software and peripherals to Professional customers to achieve satisfactory gross margins and to emphasize responsiveness to the Professional market in terms of quality, service and spare parts availability.

•	New Products—in 2005, we announced several innovative, new products, including, our next-generation convertible notebook, a 21-inch wide LCD monitor and our quiet- and cool-running mini-BTX desktop. The convertible notebook features the power and mobility of a notebook combined with the flexibility and creativity of a tablet. The new convertible notebook was launched simultaneously through all our channels. We supported the launch of the convertible notebook with a comprehensive, brand-building advertising campaign that is designed to highlight the features of this innovative product and demonstrate its appeal to small businesses and educators as well as consumers. In January 2006, we announced our refreshed notebook line that features performance enhancements, thin and lightweight designs, long battery life, and advanced data, theft and Internet security. This new line is intended to appeal to professionals, small businesses and consumers alike.

•	Microsoft Agreement—in April 2005, we entered into a Marketing, Development and Settlement Agreement with Microsoft that provides for an aggregate of $150 million (including $6 million paid directly to our outside legal counsel) in quarterly cash payments to us through 2008. As part of the agreement, we are required to use the remaining $144 million to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. We also released Microsoft from certain anti-trust claims as part of this agreement. Benefits received under this arrangement are recognized upon the later of qualifying spend or cash receipt. In 2005, we received and recognized $40.5 million. Per the agreement, we expect to receive $8.6 million quarterly through the end of 2008.

We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include focus on increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and maintaining and increasing gross margin percentages. See Item 1A “Risk Factors”.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of Gateway’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and Gateway’s discussion and analysis of our financial condition and results of operations requires Gateway’s management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.

Management believes the following are critical accounting policies whose application has a material impact on Gateway’s financial presentation. That is, they are both important to the portrayal of Gateway’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

Gateway recognizes revenue on PCs, servers and Non-PC products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through our store network, was recognized as the services were provided. Revenue from Internet services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We disputed AOL’s retroactive adjustment and reached a settlement in November 2004 for $2.5 million related to the contested period and an additional $1.6 million for subsequent periods through 2004. This was recognized as revenue in 2004. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

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

Allowance for Doubtful Accounts

Gateway maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the creditworthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

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

Receivables from Suppliers

Gateway purchases selected raw materials from component suppliers and resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable from these sales of the raw materials is recorded as “Receivables from suppliers” where Gateway does not have the contractual right to offset the receivable against a related payable. If substantial uncertainty regarding the collectibility of these receivables is noted, an appropriate reserve may be required, which would affect earnings in the period the uncertainty is identified.

Internal-use Software

Gateway capitalizes only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. Gateway is currently migrating to a new enterprise resource planning system as well as new order-capture and back-end service and support systems. A significant change to the planned use of internal-use software could result in a material impairment charge or a change in the estimated depreciable life which could result in increased depreciation expense in the reporting period that the change was made.

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

Restructuring

Gateway has engaged and may continue to engage in restructuring actions which require our management to make significant estimates related to realizable values of assets made redundant or obsolete, expenses for severance and other employee separation costs, lease cancellation and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess facilities. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a description of our restructuring actions, refer to our discussion of restructuring charges in the “Results of Operations” section.

Long-lived Asset Impairments

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This process requires management to make assumptions and estimates related to estimated future cash flows to be generated and used by an asset or asset group as well as the expected or future use of such assets and/or their estimated future useful lives. Actual results could differ from the assumptions and estimates used and a significant change to the planned use of an asset or asset group could result in a change of the useful life in a given reporting period.

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

Litigation

Gateway is currently involved in certain legal proceedings (see Note 5 to the Consolidated Financial Statements). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

Non-Amortized Intangible Assets Including Goodwill

On March 11, 2004, Gateway acquired eMachines, a privately-held PC company, in a transaction valued at approximately $262 million. The acquisition combined Gateway’s Professional and Consumer (now called “Direct”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, and international presence. These factors contributed to a purchase price in excess of the fair value of eMachines’ net tangible and intangible assets acquired and, as a result, Gateway recorded goodwill of $156 million. Gateway also recorded $50 million in intangible assets related to the

eMachines tradename. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicate an event of impairment may have occurred or exist. Our fourth quarter review process utilizes multiple methods including the income method, to estimate fair value based on a discounted future cash flow approach that relies on estimates about Gateway’s future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on Gateway’s weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. Our fourth quarter of 2005 assessment supported the conclusion that no non-amortized intangible asset, including goodwill, impairment existed as of December 31, 2005. A significant change in our Retail business would result in a material impairment of these assets.

Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that we use a substantial majority of the $144 million proceeds to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. If the company fails to incur sufficient qualifying spend or if Microsoft fails to fund such spend on a timely basis, this could result in a material adverse impact to the financial results because Gateway would not be able to record the benefit.

Results of Operations

The following table summarizes Gateway’s consolidated results of operations and net sales for the past three years (in thousands):

	2005	Percentage Change	2004	Percentage Change	2003
Net sales	$3,854,061	5.6%	$3,649,734	7.3%	$3,402,364
Gross profit	$322,438	5.0%	$307,072	(33.8)%	$463,564
Percentage of net sales	8.4%		8.4%		13.6%
Selling, general and administrative expenses	$363,578	(60.0)%	$909,050	(6.7)%	$974,139
Percentage of net sales	9.4%		24.9%		28.6%
Microsoft benefit	$40,500	100.0%	—	—	—
Percentage of net sales	1.1%	—	—	—	—
Operating income (loss)*	$(640)	99.9%	$(601,978)	17.9%	$(510,575)
Percentage of net sales	(0.0)%		(16.5)%		(15.0)%
Net income (loss)	$6,161	101.1%	$(567,618)	10.3%	$(514,812)
Units shipped	4,476	26.8%	3,530	69.7%	2,079

*	Includes $13 million, $478 million and $192 million in 2005, 2004 and 2003, respectively, of restructuring, transformation and integration charges. See the “Restructuring Activities” section below for additional information.

Net Sales

2005 vs. 2004

The $204 million increase in 2005 net sales compared to 2004 was primarily due to growth in our Retail segment ($873 million), which includes international, partially offset by net sales declines in the Direct segment ($541 million) primarily resulting from the closure of our Gateway retail stores in April 2004 (which contributed $391 million to net sales in 2004), in addition to less promotion and advertising of low-end opening price points in Direct and our move away from Gateway-branded consumer electronic products,, as well as declines in the Professional segment ($128 million) primarily due to weaker performance in the business sector and a trend towards large consolidated discounted purchases in the public sector.

See “Segment Performance” below for further discussion of unit and net sales performance on a segment basis.

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

Major Product Groups

The following table summarizes Gateway’s net sales by major product or service group for the past three years, with certain 2003 amounts recast to conform to 2004 and 2005 presentation (in thousands):

	2005	As %	2004	As %	2003	As %
Desktops	$1,894,172	49.2%	$1,982,141	54.3%	$1,648,553	48.4%
Notebooks	1,191,898	30.9%	790,159	21.7%	754,857	22.2%
Servers and other	57,392	1.5%	54,474	1.5%	53,449	1.6%

Total personal computers (PC)	3,143,462	81.6%	2,826,774	77.5%	$2,456,859	72.2%
Non-PC	710,599	18.4%	822,960	22.5%	945,505	27.8%

Consolidated net revenues	$3,854,061		$3,649,734		$3,402,364

As a percentage of total net sales, sales of notebook computers increased 9 percentage points during 2005 due to a market shift towards notebook computers and acceptance of our Gateway-branded notebook products in third-party retail. Sales of Non-PC products declined from 23% in 2004 to 18% in 2005. This decline was primarily due to the closure of Gateway’s retail stores, offset in part by the sale of approximately $46 million of excess Non-PC product inventory associated with the closing of the retail stores in the prior year, and due to our exit of the consumer electronics business.

Net sales of PCs increased in 2004 due to the addition of eMachines PC unit sales subsequent to March 11, 2004 offset by declines in Gateway PC sales due to the closure of the retail stores in April 2004 and lower average selling prices, as well as market share losses in the Professional and Direct segments.

Gross Profit

2005 vs. 2004

Gross profit was $322 million in 2005 compared with $307 million in 2004. This increase in gross profit is largely attributable to declines in restructuring, transformation and integration charges ($86 million) and improvements in Retail segment gross profit ($79 million) based on increased Retail unit volumes and sales revenues, and favorable resolution of a royalty cost uncertainty ($6 million), partially offset by gross profit declines in the Direct segment ($100 million) due to the closure of our Gateway retail stores in April 2004 ($33 million) and the discontinuation of sale of Gateway-branded consumer electronics, gross profit declines in the Professional segment ($50 million) primarily due to price competition. Additionally in 2005, gross profit across all segments was favorably impacted by a change in cost estimate of a certain royalty obligation ($4 million), offset by the February 2006 Hewlett-Packard agreement related to patent infringement and royalties ($17 million). As a percentage of net sales, gross profit for 2005 was 8.4% the same amount as 2004. Non-PC sales accounted for approximately 76% and 67% of gross profit during 2005 and 2004, respectively.

2004 vs. 2003

Gross profit was $307 million in 2004 compared with $464 million in 2003. This decline in gross profit is primarily due to the shift in sales mix from Gateway-owned retail stores in 2003 to third-party retail sales in 2004 and lower-priced eMachines-branded PCs, coupled with reduced 2004 sales of higher-margin Non-PC products. During 2004 and 2003, we recorded restructuring, transformation and integration charges of $86 million and $63 million respectively. As a percentage of net sales, gross profit for 2004 was 8.4%, compared with 13.6% in 2003. Non-PC sales accounted for approximately 67% and 80% of gross profit during 2004 and 2003, respectively, assuming no allocation for restructuring, transformation and integration charges.

Selling, General and Administrative Expenses

2005 vs. 2004

SG&A expenses were $364 million in 2005 (approximately 9.4% of net sales) compared to $909 million in 2004 (approximately 24.9% of net sales). The significant decrease in SG&A expense is attributable to a decrease in restructuring, transformation and integration charges ($379 million), closure of our Gateway retail stores in April 2004 ($60 million), reduced direct marketing costs partially related to the shift to third-party retail to reduce channel conflict ($47 million), rationalization of IT expenses ($32 million), and reductions in corporate overhead, headcount costs and other SG&A cost savings ($64 million), partially offset by a reserve increase for a sales tax dispute related to prior years ($25 million) and increased legal spending ($12 million) during 2005.

2004 vs. 2003

SG&A expenses were $909 million in 2004 compared to $974 million in 2003. This included restructuring, transformation and integration charges of $392 million and $128 million in 2004 and 2003, respectively. Excluding restructuring, transformation and integration charges, SG&A expenses totaled $517 million and $846 million in 2004 and 2003, respectively, a decline of approximately 39% in 2004. The decline in SG&A reflected the closure of our retail stores and other facilities (approximately $55 million), rationalization of headcount costs (approximately $88 million), lower depreciation on IT and fixed assets (approximately $75 million) and reduced direct marketing costs associated with the shift to third-party retail and other cost-savings programs (approximately $111 million).

Restructuring Activities

We have engaged in several restructuring efforts, including actions related to the closure of our Gateway retail stores, outsourcing of certain processes, workforce reductions and plant closures. We have also incurred costs in connection with certain transformation efforts and our integration with eMachines in 2004. See also Note 14 to the consolidated financial statements. The following table summarizes restructuring, transformation and other charges recorded by Gateway, by income statement classification, for the past three years (in thousands):

	2005	2004	2003
Restructuring:
Cost of goods sold	$—	$74,735	$60,858
Selling, general and administrative	13,555	336,888	95,937

Total	$13,555	$411,623	$156,795

Transformation and Integration:
Cost of goods sold	$(86)	$11,251	$2,393
Selling, general and administrative	(411)	54,816	32,557

Total	$(497)	$66,067	$34,950

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce, consolidate facilities and outsource certain activities. This was in addition to previous restructuring plans that were adopted in 2003, 2002 and 2001. All of our significant restructuring actions are now substantially complete. At December 31, 2005, approximate future cash outlays for all restructuring plans, primarily representing lease liabilities on closed facilities, are $6.2 million, net of anticipated sublease recoveries and asset dispositions.

Microsoft Agreement

In April 2005, Gateway entered into a Marketing, Development and Settlement Agreement with Microsoft Corporation that provides for Microsoft to make aggregate payments to Gateway of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. As part of the agreement, Gateway is required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products. In 2005 we received and recognized $40.5 million. Per the agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Hewlett-Packard Agreement

On February 23, 2006, Gateway and Hewlett-Packard (“H-P”) signed a Binding Term Sheet in which both parties agreed to cross-license each other’s patent portfolios for a period of seven years and also agreed to dismiss all claims in litigation against the other company. The Binding Term Sheet provides that the parties will enter into a definitive cross-license and settlement agreement and that Gateway will pay H-P $25 million when the definitive agreement is executed (expected in March 2006) with a second and final payment of $22 million due one year later (expected March 2007). Of the $47 million of total consideration, Gateway attributed $16.7 million to resolving, without admission of fault, allegations of past patent portfolio infringement, recognizing such cost as a component of cost of goods sold in 2005. The remaining $30.3 million will be attributed to the value of the future seven year cross-licensing agreement. Gateway will begin recognizing the cost associated with the future cross-licensing agreement in cost of goods sold, beginning in 2006.

Operating Income (Loss)

2005 vs. 2004

Operating loss for 2005 totaled $1 million compared with a loss of $602 million in 2004. This reflects restructuring, transformation and other special charges discussed in the “Restructuring Activities” section above of $13 million and $478 million in 2005 and 2004, respectively. In addition to the significant decline in restructuring, transformation and other special charges, the improvement in 2005 operating income reflects $40.5 million of benefits related to the April 2005 agreement with Microsoft discussed in the “Microsoft Agreement” section above, as well as the continued positive impact of 2004 initiatives including focus on overall SG&A cost savings, offset by a reserve increase for a prior years sales tax dispute ($25 million) and the February 2006 Hewlett-Packard agreement related to patent infringement and royalties ($17 million).

2004 vs. 2003

Operating loss for 2004 totaled $602 million compared with $511 million in 2003. This reflects restructuring, transformation and other special charges discussed in the “Restructuring Activities” section above of $478 million and $192 million in 2004 and 2003, respectively. In addition to these substantial restructuring charges, the operating loss for 2004 also reflects gross margin percentage and dollar reductions, primarily due to the greater mix of third-party retail sales against a declining but still significant fixed cost base. The operating loss for 2003 resulted from declines in net sales compared to our fixed cost base and significant restructuring charges. Excluding such charges, operating loss declined by $195 million in 2004 from 2003. The significant improvement in operating loss on this basis reflects the impact of the store closures, head count reductions, IT cost rationalization, marketing efficiencies and continued focus on overall SG&A cost savings throughout 2004.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	2005	2004	2003
Interest income	$10,560	$14,257	$21,247
Gain (loss) on sales of investments	1,392	(44)	(2,342)
Gain on extinguishment of liabilities	1,229	6,886	—
Interest expense	(6,116)	(823)	(996)
Amortization of debt issuance costs	(1,622)	—	—
Other, net	1,348	(29)	1,419

Total	$6,791	$20,247	$19,328

Other income, net includes primarily interest income and expense and gains and losses from the sale of investments, foreign exchange transactions and gain from the extinguishments of liabilities. Other income decreased $13 million in 2005 primarily due to an increase in interest expense, including the amortization of debt issuance costs, as a result of the issuance of $300 million in senior convertible notes in December 2004 and utilization of the revolving credit facility in 2005, a decrease in interest income and a decrease on gain on extinguishment of liabilities. Based on our current level of indebtedness, we expect interest expense to remain at 2005 levels which will continue to reduce other income, net.

Other income, net was $20 million in 2004 as compared with $19 million in 2003. The slight increase in other income, net, for 2004 compared to 2003 is primarily due to a $7 million gain on the sale of certain extended service liabilities in the fourth quarter of 2004 offset by year-over-year declines in investment income due to the net liquidation of $491 million of marketable securities throughout 2004.

Income Taxes

In 2005, we recorded a net tax benefit primarily representing the reversal of previously accrued tax liabilities resulting from certain tax authority settlements partially offset by $1.8 million increase in reserve for a state income and franchise tax dispute. The reversal of the previously accrued tax liabilities represents an agreement between Gateway and the Appeals Office of the Internal Revenue Service with respect to one of the issues under audit. In the fourth quarter of 2005, the benefit recorded from this agreement is $8.3 million. The agreement is still subject to review of the Joint Committee on Taxation. Gateway believes the review of the Joint Committee will not adversely impact the recognition of the benefit recorded for this agreement.

Segment Performance

During the second quarter of 2004 and in connection with the acquisition of eMachines, we formed a new operating segment, Retail, and realigned our historical operating segments, Direct (previously Consumer) and Professional. Management also realigned the methodology used to allocate certain corporate overhead expenses to the operating segments. Our segment sales and operations are delineated by operating segment as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores through their date of closing on April 9, 2004 and certain ongoing revenue streams therefrom;

•	Professional—includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers;

•	Retail—includes sales through third-party retail channels, including eMachines-branded products subsequent to the eMachines acquisition in March 2004, Gateway-branded products sold at retail beginning in the third quarter of 2004, and Gateway-only sales to certain third-party channel customers in 2003;

•	International—includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Revenues from these segments are derived from sales of PC and Non-PC products and services. We evaluate segment performance based on sales and operating income (loss), and do not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring, transformation and integration charges discussed in “Restructuring Activities” above.

The following table presents key segment performance indicators for the past three years, with 2003 information recast for consistency with current presentation (in thousands):

	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Units:
Direct	253	(48.4)%	490	(52.5)%	1,031
Professional	749	(7.9)%	813	(6.2)%	867
Retail (including International)	3,474	56.0%	2,227	1,130.4%	181

Total units	4,476	26.8%	3,530	69.8%	2,079

Net Sales:
Direct	$508,449	(51.6)%	$1,049,526	(47.3)%	$1,991,053
Professional	986,943	(11.4)%	1,114,493	(7.1)%	1,199,886
Retail (including International)	2,358,669	58.8%	1,485,715	602.7%	211,425

Consolidated net revenues	$3,854,061	5.6%	$3,649,734	7.3%	$3,402,364

Operating income (loss):
Direct	$41,601	65.9%	$25,070	125.4%	$(98,546)
Professional	16,937	(71.0)%	58,356	(25.6)%	78,397
Retail (including International)	120,536	179.3%	43,161	409.4%	8,473

Segment operating income (loss)	$179,074	41.5%	$126,587	1,184.2%	$(11,676)
Non-segment expenses	(220,214)	(69.8)%	(728,565)	46.0%	(498,899)

Microsoft benefit	$40,500	—	—	—	—
Consolidated operating income (loss)	$(640)	(99.9)%	$(601,978)	17.9%	$(510,575)

Direct

The Direct segment generated net sales of $508 million on PC unit sales of 253,000 in 2005 compared with net sales of $1.05 billion on PC unit sales of 490,000 in 2004. The decline in net sales was primarily due to the closure of the Gateway-owned retail stores in April 2004 ($312 million), lower promotion and advertising of products with lower price points and our move away from Gateway-branded consumer electronic products. The Direct segment net sales declined in 2004 as compared with 2003 due to the closure of our retail stores in April 2004, slightly offset by store excess inventory sales primarily in the second and third quarters of 2004. The stores previously contributed an average of approximately $300 million in net sales per quarter.

The improvement in the Direct segment operating income in 2005 was driven from cost reductions associated with the closure of Gateway’s retail stores in April 2004, which more than offset lost profit margins from Gateway-owned retail stores, the February 2006 Hewlett-Packard agreement, and reductions in the Direct segment SG&A expenses. The Direct segment operating income improved substantially in 2004 compared with 2003 due primarily to the closure of the retail stores and reduced marketing costs and other selling, general and administrative expenses.

Professional

The Professional segment generated net sales of $987 million on PC unit sales of 749,000 in 2005 compared with $1.1 billion on PC unit sales of 813,000 in 2004. The net sales decreases are primarily due to weaker performance in the business sector, declining average unit prices and a trend towards large consolidated discounted purchases in the public sector. Despite the decrease in the Professional segment, we won a number of key contracts with federal and state agencies, universities and high profile businesses. Recent wins include contracts with the U.S. Navy and Air Force, the State of California and the University of Arizona. Such wins do not necessarily represent guaranteed revenue and in some cases are dependent upon governmental budget appropriations. Professional segment unit and net sales declines in 2004 compared with 2003 were primarily due to market share loss within the government and business sectors due to intense price competition, partially offset by market share gains in the education market.

Professional segment operating income was $17 million in 2005 compared with $58 million in 2004. This decrease is attributable to lower volume and price competition as highlighted by the trend in the Professional segment toward large consolidated discounted purchases, and the February 2006 Hewlett-Packard agreement. Gateway continues to focus on sales of services, software and peripherals to Professional customers to achieve satisfactory gross margins and to emphasize responsiveness to the Professional market in terms of quality, service and spare parts availability. The 2004 decline in professional segment operating income compared with 2003 was primarily the result of declining net sales and margins compared to the segment’s fixed cost base.

Retail (including International)

The Retail segment generated net sales of $2.4 billion on PC unit sales of 3,474,000 in 2005 as compared with $1.5 billion on PC unit sales of 2,227,000 in 2004. The net sales increases are primarily due to market share gains in notebooks and our increased presence in the international market with Gateway-branded products. In addition, the number of sites at which domestic third-party retailers sell Gateway and eMachines products has increased from approximately 6,000 in 2004 to over 7,000 in 2005.

The Retail segment was created in the second quarter of 2004 as a result of the eMachines’ acquisition. The 2004 results reflect the inclusion of eMachines’ sales within this segment subsequent to March 11, 2004, and the growth of these sales in third-party retail in 2004, the expansion of Gateway-branded products into third-party retail channels during the second half of 2004, and the expansion of eMachines’ and Gateway products internationally. Results for 2003 reflect modest sales of Gateway products to third-party channel customers.

Non-Segment Expenses

Costs excluded from our operating segments primarily consist of corporate selling, general and administrative expenses, the Microsoft benefit, and depreciation and amortization that are managed on a corporate-wide basis, including a reserve increase for a sales tax dispute related to prior years ($25 million) and restructuring, transformation and integration charges of $13 million, $478 million and $192 million for 2005, 2004 and 2003, respectively. See “Restructuring Activities” above.

Liquidity and Capital Resources

As of December 31, 2005, Gateway had approximately $586 million in cash and marketable securities as compared with $588 million at the end of 2004.

The following table presents selected financial statistics and information related to cash as of December 31 for the periods indicated (dollars in thousands):

	For each of the quarters ending December 31
	2005	2004	2003
Cash and marketable securities	$585,688	$588,330	$1,051,456
Days of sales in accounts receivable (a)	28	30	22
Days inventory on hand (b)	19	19	14
Days in accounts payable (c)	(67)	(51)	(51)

Cash conversion cycle before days in supplier receivables	(20)	(2)	(15)
Days in supplier receivables (d)	19	8	9

Cash conversion cycle (e)	(1)	6	(6)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days of inventory from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	Gateway purchases selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable from the sale of the raw materials to the original design manufacturer is recorded in receivables from suppliers when Gateway does not have contractual rights of offset between its payables and receivables from its original design manufacturers. Supplier receivables amounted to $214 million, $79 million and $74 million at December 31, 2005, 2004 and 2003, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of goods sold divided by the number of days in the quarter. Increase in days is due to the increase of suppliers receivables of $135 million over 2004 year end balance due to one additional original design manufacturer added to the program and increased component sales from Gateway to such manufacturer.
(e)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand and in supplier receivables less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Gateway used $25 million in cash in support of operating activities in 2005, including $77 million of net loss adjusted for non-cash items. Other significant factors affecting cash used in operations include a net increase in accounts receivable, inventory and other assets of $238 million offset by a net increase in accounts payable, accrued expenses and other liabilities of $130 million. The increase in accounts receivable was driven by an increased mix of Retail sales. The increase in inventory was driven primarily by the increased level of finished products for Retail as well as an increase in component inventories, while accounts payable increased in connection with new supply and manufacturing agreements. The increase in days in accounts payable of 16 days from 2004 to 2005 was due to changed supplier terms and conditions. Other assets increased due to the increased sale of raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. We used approximately $45 million in cash for capital expenditures and $40 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $190 million.

Gateway used $434 million in cash in support of operations during 2004, including $297 million of net loss adjusted for non-cash items. Other significant factors affecting cash used in operations include a net increase in accounts receivable of $59 million (after giving effect for the $120 million in accounts receivable assumed through acquisition of eMachines) due to the shift in our business model from our former retail stores to third party retail and decreases in current and other liabilities of $209 million (including settlement of most of the $277 million in current liabilities assumed in connection with the eMachines’ acquisition), partially offset by declines in inventory and other assets of $104 million (after giving effect for the $153 million in inventory and other assets assumed through acquisition of eMachines). From an investing perspective, we generated proceeds of approximately $485 million through the liquidation of marketable securities and the sale of an idled facility and used $41 million in acquisition of eMachines, $22 million to settle a shareholder note payable and approximately $35 million in acquisition of capital assets. From a financing perspective, we generated a net $291 million through a $300 million convertible debt offering, $50 million through borrowings against our credit facility, and $12 million through employee stock option exercises while using $264 million to redeem the Series A and C Preferred Stock held by AOL and $9 million to pay preferred stock dividends.

Gateway generated $73 million in cash from operating activities in 2003, reflecting a $287 million income tax refund partially offset by $258 million of net loss adjusted for non-cash items. Other significant factors affecting cash provided by operations include a net increase in accounts receivable, inventory and other assets of $30 million (excluding the $287 million income tax refund) offset by a net increase in accounts payable, accrued and other liabilities of $74 million. The increase in accounts receivable was driven by an increased mix of professional sales. The increase in inventory was driven by the increased level of products stocked in the retail store network as well as transitional inventory for outsourcing of operational fulfillment processes, while accounts payable increased in connection with new supply and manufacturing agreements. We used approximately $73 million in cash for capital expenditures and $530 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $408 million, while generating $20 million in proceeds from a note receivable. We also used $9 million to pay preferred dividends and generated $2 million through stock option exercises.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. As of December 31, 2005, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 6.25%. We also utilized the credit agreement to support $47 million of stand-by letters of credit.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 3 to the Consolidated Financial Statements.

Restructuring Obligations

We have approximately $26 million in remaining cash outlays (approximately $6.2 million on a net basis after anticipated sublease recoveries and asset dispositions) to be made in connection with our restructuring activities. These amounts primarily represent ongoing lease obligations associated with closed facilities and are included in the Operating lease category in the Contractual Obligations table below. See also Note 14 to the Consolidated Financial Statements.

We believe that our current sources of working capital provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Forward Looking Statements” and Item 1A “Risk Factors” for events that could affect our estimates of future financial needs and sources of working capital.

Contractual Obligations

The cash impact of our contractual obligations associated with operating leases, royalty and licensing agreements, purchase obligations and announced restructurings is as follows:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$40,883	$10,071	$20,133	$8,521	$2,158
Royalty/Licensing agreements (2)	78,970	45,585	27,026	5,652	707
Debt, including estimated interest obligations (3)	388,979	8,375	16,750	210,854	153,000
Estimated purchase obligations (4)	114,467	114,467	—	—	—

Total	$623,299	$178,498	$63,909	$225,027	$155,865

(1)	Represents lease obligations, net of anticipated sublease cash receipts, including amounts that have been accrued in connection with certain restructuring actions. See Notes 5 and 14 to the Consolidated Financial Statements for additional information.
(2)	Includes $47 million payment due to Hewlett-Packard pursuant to the February 2006 Binding Term Sheet. See Note 16 to Consolidated Financial Statements for further discussion.
(3)	The $50 million in borrowings outstanding under the revolving credit facility at December 31, 2005 are due in 2009 and are included in current liabilities in the consolidated financial statements.
(4)	Purchase obligations include agreements to purchase goods or services (such as minimum levels of outsourced support services) that are enforceable, legally binding and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase. These figures exclude agreements or amounts that are cancelable without penalty. The materials purchase obligation portion of this amount represents approximately six weeks of supply in our manufacturing channel.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4, Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective for Gateway on January 1, 2006 and management does not believe adoption of this statement will have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at the grant-date fair value and recognized as expense in the financial statements. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. SFAS 123-R requires management to make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing compensation expense. SFAS 123-R is effective for Gateway on January 1, 2006. The Statement indicates that the modified prospective method of adoption is elective. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after January 1, 2006 and the 2) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share. Gateway has adopted the Black-Scholes methodology for valuing options prices which will be applied prospectively beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s view on the interaction between SFAS 123-R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123-R, the modification of employee share options prior to adoption of SFAS 123-R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123-R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123-R.

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

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange within the same line of business involving (a) the transfer of raw materials or WIP inventory in exchange for the receipt of raw materials, WIP, or finished goods inventory or (b) the transfer of finished goods inventory for the receipt of finished goods inventory should not be recognized at fair value. Instead they should be transferred at cost with any profit recognized being deferred until sold to end customer. EITF 04-13 should be applied to transactions completed in reporting periods following adoption. Gateway will adopt EITF 04-13 beginning on April 1, 2006. The adoption will not have a significant impact on the company’s financial condition, results of operations or cash flows.

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company will review FSP Nos. FAS 115-1 and 124-1, but does not expect the adoption of this FSP to have a material impact on its operating results or financial position.

Reclassification

During the first quarter of 2005, Gateway reclassified restricted cash that had previously been included in cash and cash equivalents into other assets, net. Prior period information has been adjusted for consistency with current presentation. This includes a $55 million decrease in cash and cash equivalents and an offsetting $55 million increase in other assets, net as of December 31, 2004 from amounts previously reported in our Balance Sheet as of December 31, 2004. The statement of cash flows has also been adjusted accordingly, resulting in increases (decreases) to cash flows from investing activities of $(17.6) and $7.3 million in 2004 and 2003, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are generally not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Regarding long-term investments, Gateway holds and may continue to consider investments in minority interests in companies having operations or technology in areas within Gateway’s strategic focus. Adverse changes in market conditions such as occurred in the years starting in 2000, and poor operating results of certain of these underlying investments, have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of our investments. As of December 31, 2005, we held long term investments of approximately $3 million.

In October 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest at variable-term LIBOR or prime rates, at Gateway’s election. As of December 31, 2004 and December 31, 2005, Gateway had $50 million in borrowings outstanding under this agreement. The interest rate as of December 31, 2005 was 6.25%. This interest rate adjusts with changes in the Prime rate. We also utilized the credit agreement to support $47 million of stand-by letters of credit.

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

We have audited the accompanying consolidated balance sheets of Gateway, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years ended December 31, 2005 and 2004. Our audit also included the accompanying financial statement schedule for the year ended December 31, 2005 and 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gateway, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

In our opinion, the consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2003 (appearing on pages 46 and 48-49) present fairly, in all material respects, the results of operations and cash flows of Gateway, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule (Schedule II—Valuation and Qualifying Accounts) for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Diego, California

January 30, 2004, except for Note 12 which is as of December 15, 2004

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005, 2004 and 2003

(in thousands, except per share amounts)

	2005	2004	2003
Net sales	$3,854,061	$3,649,734	$3,402,364
Cost of goods sold	3,531,623	3,342,662	2,938,800

Gross profit	322,438	307,072	463,564
Selling, general and administrative expenses	363,578	909,050	974,139
Microsoft benefit	40,500	—	—

Operating income (loss)	(640)	(601,978)	(510,575)
Other income, net	6,791	20,247	19,328

Income (loss) before income taxes	6,151	(581,731)	(491,247)
Provision (benefit) for income taxes	(10)	(14,113)	23,565

Net income (loss)	$6,161	$(567,618)	$(514,812)
Preferred stock dividends and accretion	—	(7,991)	(11,138)
Gain on redemption of preferred stock	—	100,133	—

Net income (loss) attributable to common stockholders	$6,161	$(475,476)	$(525,950)

Net income (loss) per common share:
Basic	$0.02	$(1.31)	$(1.62)

Diluted (Note 1)	$0.02	$(1.45)	$(1.62)

Weighted average shares outstanding:
Basic	371,661	363,708	324,160

Diluted (Note 1)	372,167	391,115	324,160

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands, except per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$422,488	$327,793
Marketable securities	163,200	260,537
Accounts receivable, net of allowance for uncollectible accounts of $2,252 and $3,582 at December 31, 2005 and 2004, respectively	345,288	342,121
Inventory:
Components and subassemblies	71,163	60,965
Finished goods	148,181	135,359

Total inventory	219,344	196,324
Receivables from suppliers	213,901	78,678
Other	209,851	138,985

Total current assets	1,574,072	1,344,438
Property, plant and equipment, at cost	484,535	493,856
Less: Accumulated depreciation and amortization	(401,379)	(391,199)

Property, plant and equipment, net	83,156	102,657
Intangible assets, at cost	99,000	99,000
Less: Accumulated amortization	(59,538)	(53,208)

Intangible assets, net	39,462	45,792
Goodwill and non-amortizable intangible assets	205,219	205,219
Restricted cash	3,754	55,179
Long-term investments	3,159	3,792
Deferred debt issue costs	7,600	9,559
Other assets, net	4,643	5,151

	$1,921,065	$1,771,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$50,000
Accounts payable	761,895	532,329
Accrued expenses	178,066	154,326
Warranty	34,615	17,033
Restructuring (Note 14)	25,897	78,519
Other accrued liabilities	10,533	22,034
Accrued royalties	68,216	41,796
Deferred revenue	57,834	102,076
Income taxes payable	113,918	114,090
Other current liabilities	3,993	10,449

Total current liabilities	1,304,967	1,122,652
Senior convertible notes	300,000	300,000
Deferred revenue	33,226	77,670
Warranty	2,425	2,258
Deferred tax liabilities	19,840	19,840
Other long-term liabilities	5,334	4,330

Total liabilities	1,665,792	1,526,750

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 377,239 and 374,941 shares issued in 2005 and 2004, respectively	3,773	3,749
Additional paid-in capital	971,761	965,114
Common stock in treasury, at cost, 4,061 shares for 2005	(23,253)	(15,764)
Deferred stock-based compensation	(6,352)	(14,439)
Accumulated deficit	(687,886)	(694,047)
Accumulated other comprehensive income (loss)	(2,770)	424

Net stockholders’ equity	255,273	245,037

	$1,921,065	$1,771,787

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,161	$(567,618)	$(514,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-down of long-lived assets	16,101	156,710	66,397
Depreciation and amortization	38,816	112,225	163,973
Provision for doubtful accounts receivable	5,529	11,198	11,297
Stock-based compensation	13,663	13,617	—
Deferred income taxes	—	—	6,000
Loss on sales of investments	519	46	808
Loss on sale of property, plant and equipment	—	2,500	6,052
Other, net	1,874	643	1,941
Changes in operating assets and liabilities, net of the effects of the eMachines’ acquisition:
Accounts receivable	(8,696)	(59,316)	(23,633)
Inventory	(23,020)	63,512	(25,375)
Other assets	(205,825)	40,793	306,258
Accounts payable	222,595	(94,685)	137,716
Accrued liabilities	(24,721)	(32,284)	(95,117)
Accrued royalties	26,420	(19,289)	(8,196)
Other liabilities	(94,143)	(62,250)	39,382

Net cash provided by (used in) operating activities	(24,727)	(434,198)	72,691

Cash flows from investing activities:
Purchases of available-for-sale securities	(40,427)	(113,199)	(530,323)
Sales of available-for-sale securities	189,874	586,176	408,402
Purchases of property, plant and equipment	(44,993)	(34,467)	(72,978)
Proceeds from sale of property, plant and equipment	13,875	12,086	—
Cash paid in acquisition of eMachines, net of cash acquired	—	(41,350)	—
Payment of shareholder note payable	—	(22,448)	—
Proceeds from principal payments of notes receivable	—	—	20,045

Net cash provided by (used in) investing activities	118,329	386,798	(174,854)

Cash flows from financing activities:
Payment of preferred dividends	—	(8,840)	(8,840)
Proceeds from stock option exercises	1,093	11,668	1,794
Proceeds from the issuance of senior convertible notes, net	—	290,862	—
Proceeds from revolving credit facility, net	—	50,000	—
Purchase of Series A and C preferred stock	—	(264,253)	—
Purchase of treasury stock	—	(15,764)	—

Net cash provided by (used in) financing activities	1,093	63,673	(7,046)

Net increase (decrease) in cash and cash equivalents	94,695	16,273	(109,209)
Cash and cash equivalents, beginning of year	327,793	311,520	420,729

Cash and cash equivalents, end of year	$422,488	$327,793	$311,520

See Note 11 for supplemental disclosure of additional cash flow information, including certain non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Net Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount
Balance, January 1, 2003	50	$200,000	324,072	$3,240	—	$—	$732,760	$—	$307,379	$3,139	$1,246,518
Net loss									(514,812)		(514,812)
Foreign currency translation										355	355
Net unrealized loss on available for sale securities, net of tax										(699)	(699)

Total comprehensive loss											(515,156)
Issuance of stock through option exercises, including tax benefit of $127			320	4			1,790				1,794
Dividends declared and accretion of redeemable preferred stock									(11,138)		(11,138)

Balance, December 31, 2003	50	$200,000	324,392	$3,244	—	$—	$734,550	$—	$(218,571)	$2,795	$722,018

Net loss									(567,618)		(567,618)
Foreign currency translation										(1,643)	(1,643)
Net unrealized loss on available for sale securities, net of tax										(728)	(728)

Total comprehensive loss											(569,989)
Issuance of stock in acquisition of eMachines			42,281	423			190,266				190,689
Issuance of restricted stock in acquisition of eMachines			5,307	53			27,491	(27,544)			—
Issuance of stock through option exercises, including tax benefit of $656			2,959	29			12,295				12,324
Redemption of Series A preferred stock	(50)	(200,000)									(200,000)
Acquisition of treasury stock					2,725	(15,764)					(15,764)
Gain on redemption of Series A and C preferred stock									100,133		100,133
Dividends declared and accretion of redeemable preferred stock									(7,991)		(7,991)
Compensation expense on stock options and restricted stock							512	13,105			13,617

Balance, December 31, 2004	—	$—	374,941	$3,749	2,725	$(15,764)	$965,114	$(14,439)	$(694,047)	$424	$245,037

Net income (loss)									6,161		6,161
Foreign currency translation										517	517
Net unrealized loss on available for sale securities, net of tax										(3,711)	(3,711)

Total comprehensive income											2,967
Issuance of stock through option exercises, including tax benefit of $227			2,298	24			6,647	(5,351)			1,320
Acquisition of treasury stock					1,336	(7,489)					(7,489)
Compensation expense on stock options and restricted stock								13,438			13,438

Balance, December 31, 2005	—	$—	377,239	$3,773	4,061	$(23,253)	$971,761	$(6,352)	$(687,806)	$(2,770)	$255,273

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Summary of Significant Accounting Policies:

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”), PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. PC-related products and services (“Non-PC”) consist of all products and services other than the PC, such as stand-alone monitors, peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system and networking products and services.

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

During the first quarter of 2005, Gateway reclassified restricted cash that had previously been included in cash and cash equivalents into other assets, net. Prior period information has been adjusted for consistency with current presentation. This includes a $55 million decrease in cash and cash equivalents and an offsetting $55 million increase in other assets, net as of December 31, 2004 from amounts previously reported in our Balance Sheet as of December 31, 2004. The statement of cash flows has also been adjusted accordingly, resulting in increases (decreases) to cash flows from investing activities of $(17.6) and $7.3 million in 2004 and 2003, respectively.

(d)    Marketable Securities:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Included in marketable securities as of December 31, 2005 are unrealized losses of approximately $1.7 million related to securities. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity and for this reason, no other-than-temporary impairment charge was recorded during 2005.

(e)    Inventory:

Inventory, which is comprised of component parts, both owned and consigned, subassemblies and finished goods, including refurbished PCs, is valued at the lower of first-in, first-out (FIFO) cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as stand-alone monitors, peripherals, software not included with the PC, and accessories. Gateway performs an assessment of its inventories quarterly, reviewing the amounts of inventory on hand and under commitment against its latest forecasted demand requirements to determine whether excess or obsolescence write-downs are required.

Inventory-in-transit balances were approximately $67 million and $61 million as of December 31, 2005 and 2004, respectively.

(f)    Internal-use Software:

Gateway capitalizes only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. Gateway is currently migrating to a new enterprise resource planning system as well as new order-capture and back-end service and support systems. A significant change to the planned use of internal-use software could result in a material impairment charge in the reporting period that the change was made.

(g)    Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, as follows:

Estimated Useful Life (Years)
Office and Production Equipment	1-7
Furniture and Fixtures	7-10
Internal-use Software	3-5
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income (loss).

As part of Gateway’s 2003 and 2004 restructuring efforts, the estimated useful lives of certain assets were shortened. These revisions to estimated useful lives resulted in additional depreciation expense of $5.0 million ($.01 per share), $30.6 million ($ .08 per share) and $21.7 million ($ .07 per share) for 2005, 2004 and 2003, respectively.

(h)    Intangible Assets and Goodwill:

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as tradenames and goodwill are not amortized. Intangible assets are reviewed for impairment whenever events or circumstances indicate an event of impairment may exist. During 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the asset’s use, resulting in additional amortization expense of $1.1 million in 2005 and $3.3 million in 2004 (see Note 14). Non-amortizable intangible assets, including goodwill, are reviewed for impairment annually during the fourth quarter (based on the discounted cash flow model under the income approach) or whenever events or circumstances indicate an event of impairment may exist. Management’s fourth quarter 2005 analysis concluded that no condition of non-amortizable intangible asset impairment existed as of December 31, 2005.

Intangible assets with finite lives acquired through the acquisition of eMachines, including customer-related assets, were assigned useful lives of ten years. Amortization expense related to these assets approximates $4.8 million annually.

Total intangible asset amortization expense was $6.3 million (including the $1.1 million in accelerated amortization), $16.6 million (including the $3.3 million in accelerated amortization), and $9.3 million for 2005, 2004 and 2003, respectively.

(i)    Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted net future cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value based on appraised or other estimated values. See Note 14 for further discussion on asset impairment charges taken in 2005, 2004 and 2003.

(j)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(k)    Warranty:

Gateway provides standard warranties with the sale of its products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including monitoring and evaluating the quality of its suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service delivery costs incurred in correcting a product failure or in providing customer support. A summary of changes in Gateway’s accrued warranty liability, which is included in both current liabilities and non-current liabilities, is as follows (in thousands):

	2005	2004
Accrued warranty, beginning of the year	$19,291	$26,897
Accruals for warranties issued during the year	58,746	55,378
Settlements made	(40,997)	(62,984)

Accrued warranty, end of the year	$37,040	$19,291

(l)    Trade Payables Program:

Gateway has an accelerated supplier payment program through which certain suppliers may elect to receive advance payment from a designated finance company on invoices due to them by Gateway. Any difference between the original amount due to the supplier for the goods and/or services received and the amount ultimately required to be repaid by Gateway to the finance company, including fees and interest, is recorded as interest expense (or income, if applicable) for the period. Included in accounts payable is approximately $30 million that was advanced to suppliers and outstanding to the finance company as of December 31, 2005.

(m)    Deferred Stock-Based Compensation:

Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million. The remaining 2.1 million and 0.3 million shares vest on January 1, 2006 and 2007, respectively. Deferred stock based compensation was $6.4 million as of December 31, 2005.

(n)    Revenue Recognition:

Gateway recognizes revenue on PCs, servers and Non-PC products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services, previously offered through our store network, was recognized as the services were provided. Revenue from Internet services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We disputed AOL’s retroactive adjustment and reached a settlement in November 2004 for $2.5 million related to the contested period and an additional $1.6 million for subsequent periods through 2004. This was recognized as revenue in 2004. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. If actual returns exceed estimated returns or if actual rebate redemptions exceed estimates, we would

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made. Gateway also records reductions to revenue for estimated commitments related to other customer and sales incentive programs. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered, which would affect earnings in the period the adjustments are made. Gateway recorded the following amounts against revenue for rebates for 2005, 2004 and 2003 of $69 million, $105 million and $12 million, respectively. Gateway recorded the following amounts against revenue for returns for 2005, 2004 and 2003 of $186 million, $226 million and $109 million, respectively.

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale, net of amounts due to the third-party. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. Gateway expects that deferred revenue, and the revenue stream associated with it, will continue to decline in future quarters. A schedule of additions to extended warranty deferred revenue which is included in other liabilities and other long-term liabilities and recognition of extended warranty revenue for the periods presented is as follows (in thousands):

	2005	2004
Extended warranty deferred revenue, beginning of the period	$178,381	$216,790
Additions to extended warranty deferred revenue	23,193	93,839
Extended warranty revenue recognized	(113,768)	(132,248)

Extended warranty deferred revenue, end of the period	$87,806	$178,381

Terms of the contract were retroactive and applicable to extended service plans sold after October 1, 2004. Included in other income, net for 2005 and 2004 were $1.2 million and $6.9 million gains, respectively, on the extinguishment of extended service plan liabilities in connection with the retroactive application of this contract.

(o)    Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

(p)    Advertising Costs:

Advertising costs are charged to expense as incurred and are included within selling, general and administrative expenses. Advertising expenses were approximately $57 million, $79 million and $188 million for 2005, 2004 and 2003, respectively.

(q)    Income Taxes:

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

(r)    Net Income (Loss) Per Share:

Basic income (loss) per common share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted income

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(loss) per common share (if applicable) is computed using net income (loss) attributable to common stockholders, as adjusted, and the combination of the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding during the period unless the inclusion of such shares is anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Basic net income (loss) per share calculation:
Net income (loss) attributable to shareholders—basic	$6,161	$(475,476)	$(525,950)
Weighted average shares outstanding—basic	371,661	363,708	324,160
Basic net income (loss per) share	$0.02	$(1.31)	$(1.62)

Diluted net income (loss) per share calculation:
Net income (loss) attributable to shareholders—basic	$6,161	$(475,476)	$(525,950)
Preferred stock dividends and accretion	—	7,991	—
Gain on redemption of preferred stock	—	(100,133)	—

Net income (loss) attributable to shareholders—diluted	$6,161	$(567,618)	$(525,950)

Weighted average shares outstanding—basic	371,661	363,708	324,160
Series A preferred stock	—	21,631	—
Series C preferred stock	—	5,776	—
Stock options	506	—	—

Weighted average shares outstanding—diluted	372,167	391,115	324,160

Diluted net income (loss) per share	$0.02	$(1.45)	$(1.62)

The 2004 gain on redemption of the Series A and C preferred stock is included in net income attributable to common shareholders in accordance with EITF Topic D-42 but excluded from the calculation of diluted earnings per share under the “if-converted” method of SFAS 128, “Earnings Per Share”. Diluted shares for 2004 and 2003 excludes 3,145, and 1,989 weighted average incremental shares, respectively, related to employee and director stock options despite their exercise prices being below the average market price of Gateway common stock as their effect on loss per share is anti-dilutive. Diluted shares also excludes 881 weighted average incremental shares related to the senior convertible notes in 2005 and 2004, respectively, and 28,177 weighted average incremental shares in 2003 and 2002 related to the Series A and C Preferred Stock under the if-converted method as their effect is anti-dilutive. Gateway has also excluded from diluted loss per share 51,509 shares, 52,112 shares and 47,082 shares for 2005, 2004 and 2003, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the common shares for those periods.

(s)    Stock-based Compensation:

Gateway’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options held by current employees, directors and officers which had exercise prices greater than $2.84 per share on October 4, 2005. Because these options had exercise prices significantly in excess of Gateway’s stock price of $2.84 on the date of approval, Gateway believed that these options did not provide sufficient incentive to the employees when compared with the potential future compensation expense that would have been attributable to these options. The acceleration resulted in the recognition of an additional $54 million pro-forma

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre tax stock based compensation in 2005. In accordance with current accounting guidance, this acceleration eliminates the future compensation expense Gateway would otherwise recognize in its statement of operations with respect to these options with the implementation of SFAS 123-R in 2006.

On October 4, 2005, 2.0 million shares of restricted stock were granted to employees. These shares vest in four equal annual installments. A deferred compensation liability of $5.6 million was recorded in the fourth quarter of 2005 balance sheet in association with this restricted stock grant.

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

	For the Year Ended December 31,
	2005	2004	2003
Dividend yield	—	—	—
Risk-free interest rate	4%	4%	4%
Expected volatility	67%	80%	71%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant based on the assumptions outlined in Note 8 and applying graded vesting, net income (loss) and net income (loss) per share for 2005, 2004 and 2003 would have resulted in the following pro forma amounts (in thousands, except per share amounts):

	2005	2004	2003
Net income (loss) attributable to common stockholders—as reported	$6,161	$(475,476)	$(525,950)
Add: compensation expense included in net income, net of related tax effects	13,438	13,617	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,278)	(46,937)	(27,439)

Net income (loss) attributable to common stockholders—pro forma	$(54,679)	$(508,796)	$(553,389)

Basic net income (loss) per share—as reported	$0.02	$(1.31)	$(1.62)

Basic net income (loss) per share—pro forma	$(0.15)	$(1.40)	$(1.71)

Diluted net income (loss) per share—as reported	$0.02	$(1.45)	$(1.62)

Diluted net income (loss) per share—pro forma	$(0.15)	$(1.54)	$(1.71)

(t)    Treasury Stock:

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. In January 2005, approximately 2.5 million of these shares vested and the executives surrendered their restricted stock certificates for fully vested, unrestricted shares and cash. Gateway issued 1.4 million shares of unrestricted stock (subject to certain

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations on disposition) and provided cash for the remaining 1.1 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. During the second quarter of 2005, vesting on approximately 0.4 million restricted shares was accelerated for a departing executive. Approximately 0.2 million shares of this 0.4 million shares were held-back and issued as cash to assist the executive in meeting certain tax liabilities associated with vesting. All shares held-back to cover tax liabilities are valued at their fair market value on the vesting date and are included in treasury stock. Treasury stock is accounted for under the cost method and is available for issuance. Gateway purchased treasury stock in the amount of $7.5 million and $15.1 million in 2005 and 2004, respectively.

(u)    Foreign Currency:

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

(v)    Segment Data:

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

(w)    New Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4, Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective for Gateway on January 1, 2006 and management does not believe adoption of this statement will have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at the grant-date fair value and recognized as expense in the financial statements. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. SFAS 123-R requires management to make certain assumptions about employee exercise habits and forfeiture rates in determining fair value and to select an appropriate amortization methodology for recognizing compensation expense. SFAS 123-R is effective for Gateway on January 1, 2006. The Statement indicates that the modified prospective method of adoption is elective. Under this method, compensation expense will be recorded in the financial statements for 1) all awards

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted after January 1, 2006 and the 2) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on Gateway’s consolidated results of operations and earnings per share. Gateway has adopted the Black-Scholes methodology for valuing options prices which will be applied prospectively beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s view on the interaction between SFAS 123-R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123-R, the modification of employee share options prior to adoption of SFAS 123-R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123-R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123-R.

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

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange within the same line of business involving (a) the transfer of raw materials or WIP inventory in exchange for the receipt of raw materials, WIP, or finished goods inventory or (b) the transfer of finished goods inventory for the receipt of finished goods inventory should not be recognized at fair value. Instead they should be transferred at cost with any profit recognized being deferred until sold to end customer. EITF 04-13 should be applied to transactions completed in reporting periods following adoption. Gateway will adopt EITF 04-13 beginning on April 1, 2006. The adoption will not have a significant impact on the company’s financial condition, results of operations or cash flows.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company will review FSP Nos. FAS 115-1 and 124-1, but does not expect the adoption of this FSP to have a material impact on its operating results or financial position.

2.    Selected Balance Sheet Information (in thousands except where otherwise noted):

Gateway purchases selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the raw materials is recorded as Receivables from suppliers, when Gateway does not have the contractual right to net the receivable against the payable; thus, such arrangements have the effect of increasing other current assets and decreasing inventory. In 2005, we changed from a consignment arrangement to buy/sell terms with one key original design manufacturer increasing the Receivables from suppliers balance by $85 million. The remainder of the increase in Receivables from suppliers is attributable to Gateway’s increase in sales of component parts to original design manufacturers.

	2005	2004
Receivables from suppliers	$213,901	$78,678

Other current assets:
Prepaid expenses	67,162	$58,270
Assets held for sale	9,162	34,312
Other	133,527	46,403

	$209,851	$138,985

Property, plant and equipment, net:
Land	$1,904	$9,889
Leasehold improvements	6,344	8,788
Buildings	40,149	58,113
Construction in progress	23,103	3,168
Internal-use software	248,325	247,686
Office and production equipment	152,350	152,710
Furniture and fixtures	12,047	13,121
Vehicles	313	381

	484,535	493,856

Less: Accumulated depreciation and amortization	(401,379)	(391,199)

Property, plant and equipment, net	$83,156	$102,657

Accumulated other comprehensive income:
Foreign currency translation	$(1,025)	$(1,543)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(1,745)	1,967

	$(2,770)	$424

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Financing Arrangements:

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. Gateway had borrowings outstanding under this credit agreement of $50 million, bearing interest at 6.25% as of December 31, 2005. In addition, the credit facility supported $47 million in stand-by letters of credit. As of February 22, 2006, we had repaid the $50 million borrowing and reduced the letters of credit outstanding under this agreement to $32 million.

In December 2004, Gateway completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of Gateway and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 note is initially convertible into 115.8749 shares of Gateway common stock based on an initial conversion price of $8.63, or approximately 34.8 million shares in aggregate, at anytime prior to the close of business on the business day immediately prior to scheduled maturity. Gateway may settle a conversion election in cash, common shares or a combination of both. Note holders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity but note holders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31.

Gateway recorded interest expense of $6.1 million, $0.8 million and $1.0 million for 2005, 2004 and 2003, respectively.

4.    Marketable Securities and Long-Term Investments:

As of December 31, 2005 and 2004, the carrying value of Gateway’s marketable securities and long-term investments is as follows (in thousands):

	2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses—Less Than 1 Year	Gross Unrealized Losses—More than 1 Year	Other than Temporary Charges	Carrying Value
State and municipal securities	$10,950	$—	$—	$—	$—	$10,950
Mortgage-backed securities	29,071	1	(16)	(345)	—	28,492
U.S. Government and agencies	74,306	1	(127)	(745)	—	73,344
Corporate debt securities	52,787	6	(35)	(492)	—	50,414
Publicly traded equity securities	—	—	—	—	—	—

Total marketable securities	$167,114	$8	$(178)	$(1,583)	$—	$163,200

Long-term investments, at cost	$3,159	$—	$—	$—	$—	$3,159

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses—Less Than 1 Year	Gross Unrealized Losses—More than 1 Year	Other than Temporary Charges	Carrying Value
State and municipal securities	$22,906	$—	$(11)	$—	$—	$22,895
Mortgage-backed securities	53,432	3	(436)	(88)	—	52,911
U.S. Government and agencies	79,636	2	(840)	(58)	—	78,740
Corporate debt securities	90,719	4	(432)	(101)	—	90,190
Publicly traded equity securities	11,950	3,851	—	—	—	15,801

Total marketable securities	$258,643	$3,860	$(1,719)	$(247)	$—	$260,537

Long-term investments, at cost	$3,792	$—	$—	$—	$—	$3,792

Unrealized losses in mortgage-backed, U.S. government and agency and corporate debt securities are largely due to recent interest rate increases. Management continues to monitor its marketable security portfolio but does not believe the unrealized losses as of December 31, 2005 are other-than-temporary. As a result, no other-than-temporary impairment charges were recorded in 2005 or 2004. Gateway recorded pre-tax other-than-temporary impairment charges of $3 million in 2003 and there were no other-than-temporary impairment charges recorded in 2004. The following table summarizes debt maturities, excluding mortgage-backed securities which are not due on a single maturity date, at December 31, 2005 (in thousands):

	Amortized Cost	Carrying Value
Less than one year	$101,305	$98,640
Due in 2-3 years	36,738	36,068
Due in 4-5 years	—	—
Due after 5 years	—	—

	$138,043	$134,708

At December 31, 2005, Gateway held approximately $16 million in auction rate securities. Gateway held no auction rate securities at December 31, 2004.

5.    Commitments, Contingencies and Concentrations:

Commitments

Gateway leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2010. Rent expense excluding closed facilities under restructuring plans was approximately $3 million, $11 million, and $42 million for 2005, 2004 and 2003, respectively. Gateway also subleases certain closed facilities.

Gateway has entered into licensing and royalty agreements that allow it to use certain hardware and software intellectual properties in its products. Total royalty expense in many cases is based on the number of units sold and actual amounts to be paid will be greater than the minimum amount stated in the table below.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease expense and sublease income under terms of noncancelable operating lease and sublease agreements, including lease and sublease amounts associated with closed facilities which are included in restructuring liabilities, and minimum royalty expense under royalty agreements as of December 31, 2005 are as follows (in thousands):

Years Ending December 31:	Lease Obligations	Sublease Income	Net Leases	Royalty Agreements
2006	$24,378	$14,306	$10,071	$24,189
2007	24,044	13,798	10,246	6,525
2008	22,364	12,476	9,888	7,152
2009	18,066	12,758	5,307	7,152
2010	16,371	13,157	3,214	7,152
Thereafter	18,435	16,276	2,158	10,078

Total	$123,658	$82,774	$40,884	$62,248

Certain of Gateway’s operating lease commitments have been accrued for in connection with its restructuring actions. See Note 14 for further information.

Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at December 31, 2005, amounting to $47 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily secured by Gateway’s letter of credit line under its revolving credit facility.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Patent Litigation

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court for the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents and to delete three other patents from its infringement claims. As a result of the actions described below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. Markman hearings involving the 19 patents-in-suit began in January 2005, and were substantially completed by January 2006. In October 2005, Intel Corporation intervened to defend Gateway on the patents asserted by HPDC that cover solely Intel products. In January 2006, HP and Intel stipulated to Intel’s withdrawal from the suit based on HP’s agreement to not pursue any patent claims against Gateway based upon Gateway’s resale of Intel products. Discovery has begun but is not yet completed. In January 2006, the court divided the case into six trials to be held approximately one month apart, with the first scheduled to begin August 28, 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet in which both parties agreed to cross-license

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each other’s patent portfolios for a period of seven years and also agreed to dismiss all claims in litigation against the other company. The parties expect to execute a definitive cross-license and settlement agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding and any related litigation between the parties, with the intent that such actions will be dismissed and terminated in connection with execution of the definitive agreement. See Note 16 for further discussion.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, D.C., entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case, and withdrawn the assertion of a number of claims of the remaining patents. On August 8, 2005, the Administrative Law Judge (“ALJ”) issued an initial determination finding all but two of the patents invalid and/or not infringed. Of the remaining two patents, 15 of the 19 asserted claims were held invalid. The remaining four claims were found to be infringed. In August 2005, Gateway filed a petition for review with the full ITC. In December 2005, the ITC reversed the ALJ’s findings that Gateway literally infringed the remaining four claims, and remanded the question of whether there might be infringement under the doctrine of equivalents to the ALJ for further consideration. The ITC affirmed the remaining findings by the ALJ that Gateway had no liability on the other asserted patents. Briefing before the ALJ on the remanded issues is underway, with a decision from the ALJ scheduled to be issued on or before March 31, 2006, and a final determination by the ITC scheduled to be issued on or before May 31, 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5,737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court for the Southern District of Texas. No trial is yet scheduled. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discovery process. In February 2005, a Markman hearing was held and in March 2005 the Court issued an order interpreting the claims of the three asserted patents. Gateway has since withdrawn the assertion of two of the patents and is proceeding to trial on the remaining patent, which relates to multimedia PCs. The trial was held in late May 2005 before the same ALJ presiding over the HPDC and HP ITC action. Post-trial briefing was completed on June 24, 2005. On October 6, 2005, the ALJ issued an initial determination finding all claims of the asserted patent to be infringed. However, the ALJ determined all but one of the claims was invalid in view of prior art, that all claims were invalid for lack of enablement, and that the patent was unenforceable for inequitable conduct during prosecution. A Petition for Review by the full ITC was filed October 17, 2005. On December 1, 2005, the ITC agreed to undertake review of the ALJ’s decision that the patent was invalid for lack of enablement, and remanded to the ALJ for further findings on the issue of inequitable conduct. The ITC affirmed the other findings of the ALJ. On January 12, 2006, the ALJ issued a supplemental opinion reaffirming his conclusion of inequitable conduct, and further briefing on this issue before the ITC has been completed. A decision from the ITC was scheduled to be issued on or before February 27, 2006, but the parties have asked the ITC to delay the issuance of that decision. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

On July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court for the Eastern District of Texas, by AD Technologies LLC (formerly known as Amiga Development LLC), a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Theodore W. Waitt, Gateway’s founder and significant stockholder. The complaint originally filed by Amiga alleges that HP is infringing three patents owned by Amiga. On July 21, 2005, however, Gateway filed an Amended Complaint dropping one of the asserted patents and has since dropped assertions relating to another of the three originally filed patents. Discovery has commenced and is ongoing. A Markman hearing to interpret the claims of the remaining asserted patent has been held, but the court has yet to issue its ruling. Trial is scheduled to commence on May 1, 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. As noted above, the dispute over these four patents has been consolidated with the HPDC v. Gateway matter pending in the United States District Court for the Southern District of California. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

On June 6, 2005, HP and HPDC filed a complaint in Superior Court of California, Santa Clara County, against eMachines, Inc. alleging a breach of contract relating to a patent license between HP and eMachines. The suit claims the right to audit royalty payments made by eMachines under the license and the recovery of any royalty payments determined to be owed but not paid, plus the costs of the audit and interest. eMachines has filed an answer, and a Case Management Conference was held in October 2005. Discovery has commenced. No trial date has been set. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

On July 6, 2005, HP and HPDC filed an additional complaint entitled Certain Personal Computers, Monitors and Components Thereof with the ITC requesting that it investigate HPDC’s allegation that Gateway and eMachines infringe five patents owned by HPDC. On August 5, 2005, the ITC initiated the investigation. The answer has been filed and discovery is ongoing. A Markman hearing was conducted in January 2006. The hearing before the ALJ is scheduled for May 2006. On February 23, 2006, in a joint mediation session, the parties signed a Binding Term Sheet as described above. The parties expect to execute a definitive agreement in March 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above. See Note 16 for further discussion.

Other Litigation

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia, and which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is ongoing. The three actions, which have been consolidated for all purposes but trial, currently have a tentative trial date of December 2006.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the Merger) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August 2004 and August 2005. The trial is currently scheduled to commence on April 3, 2006.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Gateway reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At least quarterly Gateway reviews and adjusts these reserves to reflect the impacts of negotiations, settlements,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rulings, advice of legal counsel and other information and events pertaining to a particular case. The ultimate outcome of such matters cannot presently be determined or estimated. Gateway’s management believes that Gateway has sufficiently reserved for legal matters and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of its products and, in either case, its operating results and cash flows could be materially adversely affected.

Concentrations

Gateway depends on many third-party suppliers, service providers and manufacturers for key products and components contained in its products and service solutions offerings. For some of these products and components, Gateway may only use a single source supplier, in part due to the lack of alternative sources of supply or to obtain favorable pricing. If the supply of a key product or component were to be delayed or curtailed, Gateway’s ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected which, in turn would adversely affect Gateway’s results of operations. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable alternate suppliers could result in delays and possibly adversely affect results of operations. To minimize the risks associated with supplier concentration, we monitor the financial status of certain key suppliers, assess the likelihood of disruption to the supply of products or components, and establish a plan to migrate to an alternative supplier, if necessary. Certain of our commercial partners currently are financially weak, and we have established contingency plans to mitigate our financial and operating exposure. However, such plans for any key original design manufacturer or supplier that experiences financial instability may not prevent delays or curtailments of deliveries of key products or components. Any delays could adversely affect Gateway’s results of operations and financial condition.

Gateway’s retail segment sells its products to a limited number of third-party retailers. One retailer, Best Buy, accounted for 37% and 30% of accounts receivable, net as of December 31, 2005 and 2004, respectively, and 34% and 23% of consolidated net sales in 2005 and 2004, respectively. No single customer accounted for more than 10% of net sales in 2003.

Similarly, Gateway depends on third-party suppliers of its solutions offerings, including financing and internet access. Should any of these sources discontinue the provision of services sold through Gateway or be less willing to offer their services to Gateway for any reason, then this would lead to a reduction in net sales if Gateway is unable to find alternative sources of these services.

Guarantees

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes:

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2005	2004	2003
Current	$(10)	$(14,113)	$17,565
Deferred	—	—	6,000

Provision (Benefit) for income taxes	$(10)	$(14,113)	$23,565

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	2005	2004	2003
Federal income tax at statutory rate	$2,153	$(203,665)	$(171,936)
Increase (decrease) in valuation allowance	(523)	215,514	175,227
State income tax, net of federal benefit	298	(11,638)	(9,825)
Adjustment to prior year State benefit	—	—	13,570
Change in tax accrual	(185)	(14,113)	3,995
Other, net	(1,753)	(211)	12,534

Provision (Benefit) for income taxes	$(10)	$(14,113)	$23,565

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2005	2004
Deferred tax assets:
Inventory	$8,278	$7,051
Accounts receivable	4,595	6,353
Accrued liabilities	74,085	56,155
Operating loss carryforwards	364,559	396,853
Property, plant and equipment	23,201	15,583
Investments	92,337	94,166
Other	13,617	13,617

Total deferred tax assets	580,672	589,778
Deferred tax liabilities:
Intangible assets	(43,715)	(47,139)
Prepaid expenses	(3,939)	(12,419)
Property, plant & equipment	—	—
Other	(36,033)	(32,712)

Total deferred tax liabilities	(83,687)	(92,270)
Valuation allowance	(516,825)	(517,348)

Net deferred tax liabilities	$(19,840)	$(19,840)

Gateway has federal and state net operating loss carryforwards of approximately $840 million and $1.6 billion at the end of 2005, respectively. The federal net operating loss carryforwards begin to expire in 2023 and the state net operating loss carryforwards expire between 2006 and 2024, depending on each state’s law.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2005, approximately $114 million had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

Gateway has a valuation allowance of approximately $517 million as of December 31, 2005 for net deferred tax assets because of the uncertainty regarding their realization. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is sustained, Gateway does not expect to recognize any significant tax benefits from future results of operations.

The company has reached an agreement with the Appeals Office of the Internal Revenue Service with respect to one of the issues under audit. In the fourth quarter of 2005, the benefit recorded from this agreement is $8.3 million. The agreement is still subject to review of the Joint Committee on Taxation. The company believes the review of the Joint Committee will not adversely impact the recognition of the benefit recorded for this agreement.

7.    Preferred Stock and Preferred Share Purchase Rights Plan:

Gateway has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, Gateway’s Board of Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. As of December 31, 2005 and 2004 no shares of Series B Junior Participating Preferred Stock were outstanding.

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

During 1999, Gateway entered into a strategic relationship with America Online, Inc. (“AOL”) to leverage certain of the companies’ sales and distribution channels and capabilities. Under this agreement, Gateway sold $200 million of common stock to AOL, issued 50,000 shares of non-voting Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) and issued 50,000 shares of non-voting Series A Convertible Preferred Stock (“Series A Preferred Stock”) in exchange for $600 million in cash and shares of AOL.

On December 22, 2004, Gateway repurchased from AOL all of the outstanding Series A and Series C Preferred Stock plus 2.7 million shares of common stock for $315.6 million. Consideration included $280 million in cash to AOL and the application of a $35.6 million credit towards amounts due to Gateway from AOL. The Company recognized a $100.1 million gain available for common shareholders on the repurchase of the preferred

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock. This gain was included in net income attributable to common shareholders in accordance with EITF Topic D-42 but excluded from the calculation of diluted earnings per share under the “if-converted” method of SFAS 128, “Earnings Per Shares.” As of December 31, 2004, the Series A and C preferred shares were cancelled and the 2.7 million shares of common stock are held in treasury.

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

Gateway’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options held by current employees, directors and officers which had exercise prices greater than $2.84 per share on October 4, 2005. Because these options had exercise prices significantly in excess of Gateway’s stock price of $2.84 on the date of approval, Gateway believed that these options did not provide sufficient incentive to the employees when compared with the potential future compensation expense that would have been attributable to these options. The acceleration resulted in the recognition of an additional $54 million pro-forma pre-tax stock based compensation in 2005. In accordance with current accounting guidance, this acceleration eliminates the future compensation expense Gateway would otherwise recognize in its statement of operations with respect to these options once SFAS 123-R becomes effective in 2006.

On October 4, 2005, 2.0 million shares of restricted stock were granted to employees. These shares vest in four equal annual installments. A deferred compensation liability of $5.6 million was recorded in the fourth quarter of 2005 balance sheet in association with this restricted stock grant.

For all of Gateway’s stock option plans, options for 51,226,000 shares, 21,933,000 shares and 26,110,000 shares of common stock were exercisable as of December 31, 2005, 2004 and 2003, respectively, with a weighted-average exercise price of $9.76, $20.53 and $24.64, respectively. There were 24,489,000 shares, 21,113,000 shares and 28,470,000 shares of common stock reserved and available for future grant under Gateway’s stock option plans as of those dates, respectively.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the stock option plans for the 2005, 2004 and 2003 (in thousands, except per share amounts):

	Common Stock	Weighted-Average Exercise Price
Outstanding, January 1, 2003	53,438	$18.68
Granted	12,996	2.88
Exercised	(320)	5.21
Forfeited	(13,384)	16.43

Outstanding, December 31, 2003	52,730	$15.29

Granted	35,092	5.07
Exercised	(2,959)	3.94
Forfeited	(21,258)	14.18

Outstanding, December 31, 2004	63,605	$10.50
Granted	11,140	3.49
Exercised	(380)	2.88
Forfeited	(16,624)	11.53

Outstanding, December 31, 2005	57,741	$8.91

The following table summarizes information about Gateway’s Common Stock options outstanding as of December 31, 2005 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00-$ 8.25	45,569	5.68	$4.62	39,066	$5.03
$ 8.25-$16.50	4,670	3.95	5.01	4,658	11.74
$16.50-$24.75	3,292	3.90	5.82	3,292	19.96
$24.75-$33.00	2,279	3.15	31.24	2,279	31.23
$33.00-$41.25	27	2.79	35.37	27	35.37
$41.25-$49.50	308	3.88	44.74	308	44.75
$49.50-$57.75	850	3.86	55.27	850	55.27
$57.75-$66.00	14	4.19	62.33	14	62.33
$66.00-$74.25	732	4.26	67.38	732	67.38

Totals	57,741	5.28	8.91	51,226	9.76

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value per share of options granted during 2005, 2004 and 2003 was $3.49, $3.65 and $1.96, respectively, based on the Black-Scholes option pricing model. The fair value of these options was estimated on the date of grant, with the following weighted-average assumptions used under the Black-Scholes option pricing model:

	For the Year Ended December 31,
	2005	2004	2003
Dividend yield	—	—	—
Risk-free interest rate	4%	4%	4%
Expected volatility	67%	80%	71%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years

Gateway offered eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan, shares of Gateway’s common stock may be purchased at 100% of fair market value around the last business day of each month. Employees could purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares purchased for participating employees under the plan were 38,740 shares, 65,894 shares and 290,227 shares for 2005, 2004 and 2003, respectively. The plan was terminated effective December 31, 2005.

Gateway issued warrants to purchase 850,191 shares of common stock at $5.97 per share in exchange for certain consulting services during 2002. These warrants are outstanding and exercisable as of December 31, 2005 and expire on April 5, 2006. Prior to 2002, Gateway had issued warrants to purchase 624,750 shares of common stock at $8.92 per share. These warrants expired on September 4, 2005.

9.    Retirement Savings Plan:

Gateway has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age. Employees are eligible to participate on the first day of employment and may contribute up to 50% of their compensation to the plan in any plan year, subject to certain tax limitations. Participants receive a 50% matching employer contribution of up to 6% of their annual eligible compensation which vests over two years. Gateway made matching contributions of $2.8 million, $3.6 million and $5.9 million during 2005, 2004 and 2003, respectively.

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

The total purchase price of $262 million consisted of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of five of these executives through 2005 and two of these executives through 2006. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 2-day period prior to and 2-day period following January 30, 2004,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will continue to be amortized to operating expense through 2006. The unamortized balance as of December 31, 2005 associated with the restricted shares is shown as Deferred Stock-Based Compensation in the accompanying consolidated balance sheet.

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

The results of operations of eMachines have been included in Gateway’s consolidated statements of operations since the completion of the acquisition on March 11, 2004. The following unaudited pro forma information presents a summary of the results of operations of Gateway assuming the acquisition of eMachines occurred on January 1, 2003 (in thousands, except per share amounts):

	2004	2003
Net sales	$3,984,264	$4,482,708
Net loss attributable to common stockholders	$(463,139)	$(531,531)
Basic loss per share	$(1.24)	$(1.43)
Diluted loss per share	$(1.39)	$(1.43)

11.    Supplemental Cash Flow Information (in thousands):

	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,858	$476	$1,255
Cash received during the period for income taxes	$2,257	$2,144	$286,791
Supplemental disclosure of non cash investing and financing activities:
Value of common stock issued in acquisition of eMachines	$—	$214,623	$—
Accretion of Series C preferred stock	$—	$2,280	$2,298
Value of restricted shares not converted to unrestricted shares upon vesting	$7,489
Preferred stock surrendered in payment of receivable due from AOL	$—	$35,614	$—

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Segment Data:

For 2003 and the first quarter of 2004, Gateway managed its business by customer class, Consumer and Professional. During the second quarter of 2004 and in connection with the acquisition of eMachines, we formed a new operating segment, Retail, and realigned the Company’s historical operating segments, Direct (previously Consumer) and Professional. Management also realigned the methodology used to allocate certain corporate overhead expenses to the operating segments. Gateway’s segment sales and operations are delineated by operating segment as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as the contribution of Gateway retail stores through their date of closing on April 9, 2004 and certain ongoing revenue streams therefrom;

•	Professional—includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers;

•	Retail—includes sales through third-party retail channels, including eMachines-branded products subsequent to the eMachines acquisition in March 2004, Gateway-branded products sold at retail beginning in the third quarter of 2004 and Gateway-only sales to certain third-party channel customers in 2003;

•	International—includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Revenues from these segments are derived from sales of PC and Non-PC products and services. Gateway evaluates the performance of its segments based on sales and operating income (loss), and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring, transformation and integration charges discussed in Note 14.

Certain amounts may be reclassed between segments or non-segment operations from time to time as necessary, such as the realignment of segments and allocation of certain corporate overhead expenses to segments in the second quarter of 2004. When this occurs, previously reported amounts are reclassed to conform to current presentation.

The following table presents revenue and operating income information by segment, with 2003 amounts restated for consistency with current presentation (in thousands):

	2005	2004	2003
Net Sales:
Direct	$508,449	$1,049,526	$1,991,053
Professional	986,943	1,114,493	1,199,886
Retail (including International)	2,358,669	1,485,715	211,425

Consolidated net revenues	$3,854,061	$3,649,734	$3,402,364

Operating income (loss):
Direct	$41,601	$25,070	$(98,546)
Professional	16,937	58,356	78,397
Retail (including International)	120,536	43,161	8,473

Segment operating income (loss)	$179,074	$126,587	$(11,676)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes, with 2003 amounts restated for consistency with current presentation (in thousands):

	2005	2004	2003
Segment operating income (loss)	$179,074	$126,587	$(11,676)
Non-segment operating expenses:
Restructuring and other charges:
Cost of goods sold	86	(85,986)	(63,251)
Selling, general and administrative expenses	(13,144)	(391,704)	(128,494)
Other non segment operating expenses	(207,155)	(250,875)	(307,154)
Microsoft benefit	40,500	—	—
Other income (loss), net	6,791	20,247	19,328

Consolidated income (loss) before income taxes	$6,151	$(581,731)	$(491,247)

The following table presents net sales by major group of products and services, with 2003 amounts restated for consistency with current presentation (in thousands):

	2005	2004	2003
Desktops	$1,894,172	$1,982,141	$1,648,553
Notebooks	1,191,898	790,159	754,857
Servers and other	57,392	54,474	53,449

Total personal computers (PC)	3,143,462	2,826,774	2,456,859
Non-PC	710,599	822,960	945,505

Consolidated net revenues	$3,854,061	$3,649,734	$3,402,364

The North America region had long-lived assets of $83 million, $103 million and $365 million as of December 31, 2005, 2004 and 2003, respectively.

Best Buy accounted for approximately 37% and 30% of accounts receivable, net, as of December 31, 2005 and 2004, respectively, and 34% and 23% of consolidated net sales for the year ended December 31, 2005 and 2004, respectively. No single customer accounted for more than ten percent of accounts receivable, net or consolidated net revenues as of and for the year ended December 31, 2003.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Selected Quarterly Financial Data (Unaudited):

The following tables contain selected unaudited consolidated quarterly financial data for Gateway for the periods indicated (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2005:
Net sales	$837,781	$873,112	$1,018,973	$1,124,194
Gross profit	80,365	87,414	84,693	69,966
Operating (loss) income	(7,761)	17,620	18,765	(29,263)
Net (loss) income	(5,186)	17,188	15,061	(20,902)
Basic net (loss) income per share	(0.01)	0.05	0.04	(0.06)
Diluted net (loss) income per share	(0.01)	0.05	0.04	(0.05)
Basic weighted average shares outstanding	371,152	371,198	371,166	373,115
Diluted weighted average shares outstanding	371,152	406,568	406,354	409,250

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2004:
Net sales	$868,383	$837,592	$915,132	$1,028,627
Gross profit	108,329	16,058	92,094	90,591
Operating loss	(187,695)	(337,491)	(61,674)	(15,118)
Net loss	(168,743)	(335,791)	(56,476)	(6,599)
Preferred stock dividends and accretion, net of gain on redemption of preferred stock	(2,789)	(2,790)	(2,792)	100,513
Net income (loss) attributable to common stockholders	(171,532)	(338,581)	(59,268)	93,914
Basic net income (loss) per share	(0.51)	(0.91)	(0.16)	0.25
Diluted net income (loss) per share	(0.51)	(0.91)	(0.16)	(0.02)
Basic weighted average shares outstanding	335,399	372,436	372,940	373,844
Diluted weighted average shares outstanding	335,399	372,436	372,940	398,958

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Restructuring and Other Special Charges:

Gateway recorded $13 million in net restructuring, transformation and integration charges during 2005. A summary of such charges and the status of all restructuring plans with remaining accrued and unpaid balances follow.

First Quarter 2004 Plan (“Q1 2004 Plan”):

During the first quarter of 2004, Gateway approved a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce and consolidate facilities. Charges of $19 million in selling, general and administrative expenses were recorded in 2005, relating to this plan. Adjustments of $7 million and $2 million were recorded in 2005 primarily related to better than expected recovery on Gateway retail store lease buyouts and changes in certain health care expense assumptions, respectively. The following table summarizes the status of the Q1 2004 Plan as of December 31, 2005 (in millions):

	Accrued December 31, 2004	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued December 31, 2005
Employee severance	$5	$1	$(4)	$—	$(2)	$—
Facilities/capital/operating assets	46	18	(25)	(17)	(7)	15
Contract termination fees	7	—	(7)	—	—	—

Total	$58	$19	$(36)	$(17)	$(9)	$15

Prior Restructuring Plans:

Gateway adopted restructuring plans in 2003, 2002 and 2001 to, among other things, reduce its workforce and close certain facilities, including a first quarter 2003 plan to close 76 retail stores. Approximately $6 million related to lease liabilities was paid during 2005. Adjustments related to better than expected recovery on facility sales, further asset write-downs and changes in certain health care assumptions were recorded during 2005. The following table summarizes the status of these restructuring plans as of December 31, 2005 (in millions):

	Accrued December 31, 2004	Cash Settlements	Adjustments	Accrued December 31, 2005
Employee severance	$2	$—	$(2)	$—
Facilities/capital assets	19	(6)	(2)	11

Total	$21	$(6)	$(4)	$11

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are expected to be $26 million (approximately $6.2 million on a net basis after including anticipated sublease recoveries and asset dispositions).

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines the anticipated future cash outlays, including amounts included in the lease payment tables provided in Note 5, associated with all restructuring plans (in thousands):

Years Ending December 31:
2006	$3,399
2007	(6,893)
2008	3,463
2009	2,668
2010	2,323
Thereafter	1,258

Total accrued restructuring liability	$6,218

15.    Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web. Gateway implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and Alorica. Gateway paid approximately $54.3 million, $42.5 million and $0.5 million for the services described above during the years ended December 31, 2005, 2004 and 2003, respectively.

16.     Subsequent Events:

Hewlett-Packard

On February 23, 2006, Gateway and Hewlett-Packard (“H-P”) signed a Binding Term Sheet in which both parties agreed to cross-license each other’s patent portfolios for a period of seven years and also agreed to dismiss all claims in litigation against the other company. The Binding Term Sheet provides that the parties will enter into a definitive cross-license and settlement agreement and that Gateway will pay H-P $25 million when the definitive agreement is executed (expected in March 2006) with a second and final payment of $22 million due one year later (expected March 2007). Of the $47 million of total consideration, Gateway attributed $16.7 million to resolving, without admission of fault, allegations of past patent portfolio infringement, recognizing such cost as a component of cost of goods sold in 2005. The remaining $30.3 million will be attributed to the value of the future seven year cross-licensing agreement. Gateway will begin recognizing the cost associated with the future cross-licensing agreement in cost of goods sold, beginning in 2006.

Sales, Income and Franchise Tax Reserves

Gateway believes it is probable that a liability had been incurred as of December 31, 2005, in a sales, income and franchise tax dispute as a result of a court decision in a similar and non-related party case in February 2006. Accordingly, Gateway has recorded a reserve of $25 million in selling, general and administrative expense and $2 million in income tax expense related to Gateway’s estimate of prior years tax liability plus interest for this dispute.

GATEWAY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2004 and 2005

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period
Year ended December 31, 2003:
Allowance for uncollectible accounts receivable	$5,120	$11,297	$(10,809)	$5,608

Year ended December 31, 2004:
Allowance for uncollectible accounts receivable	$5,608	$11,198	$(13,224)	$3,582

Year ended December 31, 2005:
Allowance for uncollectible accounts receivable	$3,582	$5,529	$(6,859)	$2,252

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

On March 4, 2004, Gateway was notified by PricewaterhouseCoopers LLP, Gateway’s independent accountant at that time, that PricewaterhouseCoopers LLP declined to stand for re-election for the year ended December 31, 2004. The reports of PricewaterhouseCoopers LLP on Gateway’s financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits of Gateway’s financial statements for those years and through March 4, 2004, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on Gateway’s financial statements for such years.

On April 7, 2004, the Audit Committee of the Board of Directors appointed and engaged Deloitte & Touche LLP as Gateway’s independent registered public accounting firm to audit Gateway’s financial statements for the year ended December 31, 2004. During the two fiscal years leading up to and through April 7, 2004, Gateway had not consulted with Deloitte & Touche LLP regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Gateway’s financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Form 8-K). For both 2004 and 2005, Deloitte & Touche LLP was appointed as Gateway’s independent registered public accounting firm. This appointment was also ratified by Gateway’s stockholders. The Audit Committee has again appointed Deloitte & Touche LLP as the independent registered public accounting firm of Gateway for 2006, subject to stockholder approval.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that the information relating to Gateway, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Gateway’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2005. As a result of such evaluation, there were no significant changes in our internal controls over financial reporting identified during the most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the design and effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9a, that Gateway, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 14, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is to be incorporated by reference from Gateway’s 2006 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 11.	Executive Compensation

Information regarding the compensation of our directors and executive officers is to be incorporated by reference from Gateway’s 2006 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of our common stock by certain persons is to be incorporated by reference from Gateway’s 2006 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-K).

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of Gateway pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (in millions, excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	47.2	$9.22	24.5
Equity compensation plans not approved by security holders(2)(3)	10.5	$7.51
Total	57.7	$8.91	24.5

(1)	These plans are Gateway’s 1993 Stock Option Plan, 1993 Non-Employee Director Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1996 Long-Term Incentive Equity Plan and 2000 Equity Incentive Plan.
(2)	Gateway’s sole equity compensation plan not previously submitted to stockholders for approval is our 2000 Employee Equity Incentive Plan, which was only used as an interim vehicle prior to the submission of our 2000 Equity Incentive Plan for stockholder approval. The 2000 Employee Equity Incentive Plan, which covered approximately 800,000 common stock shares at a weighted average exercise price of $56.67, was terminated upon receiving such stockholder approval.

(3)	Includes a stock option grant to purchase 10 million shares of Gateway common stock, issued at a per share exercise price of $5.19. This stock option was granted to Wayne R. Inouye in connection with him joining Gateway as our Chief Executive Officer upon Gateway’s acquisition of eMachines on March 11, 2004. The vesting of this stock option grant was accelerated, along with all other stock options that had exercise prices in excess of the market price on October 4, 2005. Mr. Inouye resigned as Gateway’s Chief Executive Officer and President on February 8, 2006.

Item 13.	Certain Relationships and Related Transactions

Information regarding relationships or transactions between our affiliates and us is to be incorporated by reference from Gateway’s 2006 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is to be incorporated by reference from Gateway’s 2006 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-K).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

(1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on Page 43 of this Report.

(2) Exhibits. Exhibits identified below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 30, 2004, by and among Gateway, Inc., Gateway Sub, LLC, Gateway Sub II, LLC and EM Holdings, Inc.	8-K	2.1	February 3, 2004

3.1	Restated Certificate of Incorporation of Gateway, Inc., as amended	10-K	3.1	February 12, 2002

3.2	Amended and Restated Bylaws of Gateway, Inc.	8-K	3.2	October 31, 2005

3.3	Rights Agreement, dated as of January 19, 2000, between Gateway, Inc. and UMB Bank, N.A., as Rights Agent, including all exhibits thereto.	8-A	1.0	February 4, 2000

4.1	Registration Agreement dated February 22, 1991 between Gateway, Inc., Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp. Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993*	S-1	10.11	1993

4.2	Form of Stockholders’ and Registration Rights Agreement, by and among Gateway, Inc., Mr. Lap Shun (John) Hui and certain Gateway, Inc. stock recipients	8-K	2.1	February 3, 2004 (Exhibit B within Exhibit 2.1)

4.3	Registration Rights Agreement, dated as of March 22, 2005, between Theodore W. Waitt and Gateway, Inc.	8-K	10.1	March 25, 2005

4.4	Indenture between Gateway, Inc. and U.S. Bank National Association, as Trustee (including form of 1.50% Senior Convertible Notes due 2009 and form of 2.00% Senior Convertible Notes due 2011), dated as of December 21, 2004	8-K	10.1	December 21, 2004

10.1	Tax Indemnification Agreement dated as of December 6, 1993 between Gateway, Inc., and Theodore W. Waitt and the Norman W. Waitt, Jr. S Corp. Trust.*	10-K	10.1	March 31, 1994

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
10.2	Indemnification Agreement dated as of December 6, 1994 between Gateway, Inc., and Theodore W. Waitt.*	10-K	10.2	March 31, 1995

10.3	Gateway, Inc. 1993 Stock Option Plan for Executives and Key Employees*	S-1	10.6	1993

10.4	Gateway, Inc. 1993 Non-Employee Director Stock Option Plan and Form of Option Grant Letter*	S-1	10.8	1993

10.5	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated*	10-K	10.7	February 12, 2002

10.6	Gateway, Inc. 2000 Equity Incentive Plan, as amended and restated*	10-Q	10.18	August 14, 2000

10.7	Gateway, Inc 1996 Non-Employee Directors Stock Option Plan as amended.*	10-Q	10.20	August 14, 1998

10.8	Form of Gateway, Inc. Restricted Stock Grant Notice*	10-Q	10.2	November 8, 2005

10.9	Gateway, Inc. Management Incentive Plan, as amended*	10-Q	10.10	July 24, 2001

10.10	Gateway, Inc. 1995 Employee Stock Purchase Plan, as amended*	10-Q	10.19	August 16, 1999

10.11	Change in Control Compensation Plan, as amended*	10-K	10.12	April 15, 2003

10.12	Employment Agreement, dated as of January 30, 2004, by and between Wayne R. Inouye and Gateway, Inc.*	10-K	10.17	February 27, 2004

10.13	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Lap Shun (John) Hui and Gateway, Inc.	10-K	10.18	February 27, 2004

10.14	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Wayne R. Inouye and Gateway, Inc.*	10-K	10.19	February 27, 2004

10.15	Credit Agreement dated October 30, 2004, among Gateway, Inc, Gateway Professional LLC, Gateway Manufacturing LLC, eMachines, Inc.; other Credit Parties signing the Credit Agreement; General Electric Capital Corporation; and other Lenders signing the Credit Agreement	8-K	10.1	November 2, 2004

10.16	Stock Purchase Agreement between America Online, Inc. and Gateway, Inc. dated as of November 1, 2004	8-K	10.1	November 5, 2004

10.17	Stock Transfers and Future Payments Agreement between America Online, Inc. and Gateway, Inc. dated as of November 1, 2004	8-K	10.2	November 5, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)		Filing Date
10.18	Marketing, Development and Settlement Agreement, dated as of April 7, 2005, by and between Microsoft Corporation and Gateway, Inc.	10-Q	10.1		August 15, 2005

16(a)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated March 11, 2004 regarding its agreement with the statements made in this report on Form 8-K	8-K	16	(a)	March 11, 2004

21.1	List of subsidiaries				Filed herewith

23.1	Consent of Deloitte & Touche LLP				Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP				Filed herewith

24.1	Powers of attorney				Included herein on the signature page of this Annual Report on Form 10-K

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith

*	Indicates a management contract or compensatory plan.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

GATEWAY, INC.

By:	/S/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (principal financial officer)

By:	/S/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)

Each person whose signature appears below constitutes and appoints John P. Goldsberry, Michael R. Tyler and Robert M. Saman, or any one of them, his attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 14, 2006:

Signature	Title

/S/ RICHARD D. SNYDER Richard D. Snyder	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ JOHN P. GOLDSBERRY John P. Goldsberry	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ NEAL E. WEST Neal E. West	Vice President and Controller (Principal Accounting Officer)

/S/ QUINCY L. ALLEN Quincy L. Allen	Director

/S/ CHARLES G. CAREY Charles G. Carey	Director

/S/ JANET M. CLARKE Janet M. Clarke	Director

/S/ GEORGE H. KRAUSS George H. Krauss	Director

/S/ DOUGLAS L. LACEY Douglas L. Lacey	Director

/S/ JOSEPH G. PARHAM, JR. Joseph G. Parham, Jr.	Director