Form 10-Q
period 2006-03-31
GATEWAY INC
filed 2006-05-09
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2006 there were 372,195,960 shares of our Common Stock, $.01 par value per share, outstanding. As of May 8, 2006 there were no shares of our Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended March 31, 2006

I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2006 and 2005

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net sales	$1,077,822	$837,781
Cost of goods sold	999,094	757,416

Gross profit	78,728	80,365
Selling, general and administrative expenses	103,096	88,126
Microsoft benefit	8,625	—

Operating loss	(15,743)	(7,761)
Other income, net	2,237	1,814

Loss before income taxes	(13,506)	(5,947)
Benefit for income taxes	1,171	761

Net loss	$(12,335)	$(5,186)

Basic and diluted net loss per share	$(0.03)	$(0.01)

Basic and diluted weighted average shares outstanding	372,982	371,152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2006 and December 31, 2005

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$458,012	$422,488
Marketable securities	132,194	163,200
Accounts receivable, net of allowance for doubtful accounts of $2,108 and $2,252 at March 31, 2006 and December 31, 2005, respectively	352,548	345,288
Inventory:
Components and subassemblies	73,137	71,163
Finished goods	108,878	148,181

Total inventory	182,015	219,344
Receivables from suppliers	216,880	213,901
Other	176,048	209,851

Total current assets	1,517,698	1,574,072
Property, plant and equipment, at cost	493,554	484,535
Less: Accumulated depreciation and amortization	(406,694)	(401,379)

Property, plant and equipment, net	86,860	83,156
Intangible assets, at cost	99,000	99,000
Less: Accumulated amortization	(60,777)	(59,538)

Intangible assets, net	38,223	39,462
Goodwill and non-amortizable intangible assets	205,219	205,219
Other assets, net	19,685	19,156

	$1,867,685	$1,921,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$50,000
Accounts payable	716,118	761,895
Accrued expenses	211,805	178,066
Warranty	40,576	34,615
Restructuring (Note 9)	21,009	25,897
Other accrued liabilities	13,090	10,533
Accrued royalties	57,520	68,216
Deferred revenue	48,280	57,834
Income taxes payable	110,989	113,918
Other current liabilities	2,273	3,993

Total current liabilities	1,271,660	1,304,967
Senior convertible notes	300,000	300,000
Deferred revenue	25,965	33,226
Warranty	2,958	2,425
Deferred tax liabilities	19,840	19,840
Other long-term liabilities	5,244	5,334

Total liabilities	1,625,667	1,665,792

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 377,239 and 374,941 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3,773	3,773
Additional paid-in capital	972,180	971,761
Treasury stock, at cost 5,057 and 4,061 shares at March 31, 2006 and December 31, 2005, respectively	(25,943)	(23,253)
Deferred stock-based compensation	(5,692)	(6,352)
Accumulated deficit	(700,222)	(687,886)
Accumulated other comprehensive income (loss)	(2,078)	(2,770)

Net stockholders’ equity	242,018	255,273

	$1,867,685	$1,921,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2006 and 2005

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,335)	$(5,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-downs of property and equipment	479	8,810
Depreciation and amortization	6,722	13,596
Stock based compensation	1,074	3,276
Provision for doubtful accounts receivable	783	2,123
Other, net	(490)	206
Changes in operating assets and liabilities:
Accounts receivable	(8,043)	25,119
Inventory	37,329	10,204
Other assets	26,612	(33,970)
Accounts payable	(48,132)	28,739
Accrued liabilities	37,368	(62,219)
Accrued royalties	(10,696)	10,474
Other liabilities	(21,020)	(29,871)

Net cash provided by (used in) operating activities	9,651	(28,699)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	44,359	28,423
Purchases of available-for-sale securities	(13,032)	—
Capital expenditures	(9,190)	(4,310)
Proceeds from sale of property, plant and equipment	3,731	—

Net cash provided by investing activities	25,868	24,113

Cash flows from financing activities:
Payments on revolving credit facility	—	(25,000)
Proceeds from common stock option exercises	5	618

Net cash provided by (used in) financing activities	5	(24,382)

Net increase (decrease) in cash and cash equivalents	35,524	(28,968)
Cash and cash equivalents, beginning of period	422,488	327,793

Cash and cash equivalents, end of period	$458,012	$298,825

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of restricted shares not converted to unrestricted shares upon vesting (see Note 7)	$2,690	$6,884

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$22	$397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed below and restructuring charges, as discussed in Note 9. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year.

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

These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in Gateway’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair values ascribed to severable contract elements, provisions for sales returns, bad debts in accounts receivable, excess and/or obsolete inventory, product warranty costs, customer incentive programs including rebates, employee incentive programs including bonus and options, restructuring activities, deferred tax assets and litigation matters.

Marketable Securities

Included in marketable securities as of March 31, 2006 are unrealized losses of approximately $1.9 million related to securities that have been in an unrealized loss position for greater than 12 months. The underlying securities are primarily federal, state and municipal, mortgage-backed and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity and for this reason, no other-than-temporary impairment charge was recorded during the first quarter of 2006.

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from Internet services

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provided by third parties is recognized as the services are provided based on subscriber counts as reported to Gateway by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

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

Adoption of New Accounting Pronouncement

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. Gateway adopted SFAS 154 during the first quarter of 2006 and such adoption did not materially impact Gateway’s consolidated results of operations or financial position.

SFAS No. 151, Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. Gateway adopted SFAS 151 during the first quarter of 2006 and such adoption did not materially impact Gateway’s consolidated results of operations or financial position.

SFAS No. 123-R, Share-Based Payment

Prior to January 1, 2006 Gateway accounted for share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123-R “Accounting for Stock-Based Compensation”. Gateway generally recorded no employee compensation expense for options granted prior to January 1, 2006 as options granted generally had exercise prices equal to the fair market value of the common stock on the date of grant. In accordance with SFAS No. 123-R, Gateway disclosed its net income and earnings per share as if Gateway had applied the fair value-based method in measuring compensation expense for its share-based incentive awards.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2006, Gateway adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment”, using the modified prospective transition method. Under that transition method, compensation expense that Gateway recognizes beginning on that date includes amortized expense associated with the fair value of all awards granted on and after January 1, 2006, and expense for the unvested portion of previously granted awards outstanding on January 1, 2006. Results for prior periods have not been restated.

Gateway estimates the fair value of options granted using the Black-Scholes option valuation model. Gateway estimates the volatility of its common stock at the date of grant based on historical volatility rate, consistent with SFAS No. 123-R and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. Gateway’s decision to use historical volatility was based upon the availability and reliability of historical option exercise behavior. Gateway estimates expected option term based on historical share option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of Gateway’s employee options. Gateway uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, Gateway amortizes the fair value on a straight-line basis over the vesting period of the options. Gateway used the following assumptions to estimate the fair value of share-based payment awards for the first quarter of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	—
Risk-free interest rate	4.7%	4.0%
Expected volatility	58%	70%
Expected option term (after vesting)	3.5 years	3.5 years

Gateway recorded $0.4 million in share-based compensation expense for stock options and $0.7 million in share-based compensation expense for restricted stock (see Note 7) awards for the quarter ended March 31, 2006. The following table illustrates the effect on Gateway’s net income and earnings per share for the quarter ended March 31, 2005 as if Gateway had applied the fair value recognition provisions of SFAS No. 123-R to share-based compensation using the Black-Scholes valuation model (in thousands):

Three Months Ended March 31, 2005
Net loss—as reported	$(5,186)
Add: compensation expense included in net loss, net of related tax effects	3,276

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,500)

Net loss—pro forma	$(16,410)

Net loss per share—as reported:
Basic and diluted	$(0.01)

Net loss per share—pro forma:
Basic and diluted	$(0.04)

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

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

Reclassification

During the first quarter of 2005, Gateway reclassified restricted cash that had previously been included in cash and cash equivalents into other assets, net. Prior period information has been adjusted for consistency with current presentation. This includes a $55 million decrease in cash and cash equivalents and an offsetting $55 million increase in other assets, net as of December 31, 2004 from amounts previously reported in Gateway’s Annual Report on Form 10-K as of December 31, 2004.

2. Comprehensive Loss

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and net unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Comprehensive loss:
Net loss	$(12,335)	$(5,186)
Foreign currency translation	335	83
Unrealized loss on available-for-sale securities, net	(358)	(2,248)

	$(12,358)	$(7,351)

The components of other comprehensive loss as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
Accumulated other comprehensive loss:
Foreign currency translation	$(691)	$(1,025)
Unrealized loss on available for sale securities, net of tax	(1,387)	(1,745)

	$(2,078)	$(2,770)

3. Selected Balance Sheet Information (in thousands)

Gateway purchases selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the raw materials is recorded as “receivables

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

from suppliers” when Gateway does not have the contractual right to net the receivable against the payable; thus, such arrangements have the effect of increasing other current assets and decreasing inventory.

	March 31, 2006	December 31, 2005
Receivables from suppliers	$216,880	$213,901

Other current assets:
Prepaid expenses	53,746	67,162
Assets held for sale	4,772	9,162
Vendor rebates	60,814	72,707
Other	56,717	60,820

	$176,049	$209,851

Property, plant and equipment, net:
Land	$1,904	$1,904
Leasehold improvements	6,572	6,344
Buildings	40,149	40,149
Construction in progress	31,289	23,103
Software	248,687	248,325
Office and production equipment	152,539	152,350
Furniture and fixtures	12,101	12,047
Vehicles	313	313

	493,554	484,535

Less: Accumulated depreciation and amortization	(406,694)	(401,379)

Property, plant and equipment, net	$86,860	$83,156

The decrease in assets held for sale is primarily related to the sale of certain facilities during the first quarter of 2006. Additionally, impairment charges of $0.5 million were recorded during the first quarter of 2006, primarily related to a facility being actively marketed that has been classified as held for sale. Impairment charges of $8.8 million were recorded in the first quarter of 2005, primarily related to a facility being actively marketed that has been classified as held for sale.

Total depreciation expense was $5.5 million for the first quarter of 2006 and $11.0 million for the first quarter of 2005.

	March 31, 2006	December 31, 2005
Intangible assets, net:
Amortized intangible assets (customer relationships)	$99,000	$99,000
Accumulated amortization	(60,777)	(59,538)
Non-amortizable intangible assets (trademarks and tradenames)	49,600	49,600

	$87,823	$89,062

During the fourth quarter of 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the assets’ use, resulting in additional amortization expense of $1.1 million for the

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

first three months of 2005. Total intangible asset amortization expense was $1.2 million for the first quarter of 2006 and $2.6 million (including the $1.1 million in accelerated amortization) for the first quarter of 2005.

4. Warranty Liability and Deferred Revenue

Warranty Liability

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

	Three Months Ended March 31,
	2006	2005
Accrued warranty, beginning of the period	$37,040	$19,291
Accruals for warranties issued during the period	22,362	9,852
Settlements made	(15,868)	(9,359)

Accrued warranty, end of the period	$43,534	$19,784

Extended Warranty Deferred Revenue

Gateway offers its customers an option to purchase extended warranties. Gateway has entered into an agreement with a third-party service provider to sell extended service plans on Gateway’s products to Gateway customers on behalf of that provider and its affiliates. Revenue related to sales of extended warranties sold on behalf of third parties is recognized on a net basis (only that portion owed to Gateway for its efforts in the sale) at the time of sale except in states where law requires Gateway to be the legal obligor on extended service plans. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. Gateway expects that deferred revenue, and the revenue stream associated with it, will continue to decline in future quarters.

A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Extended warranty deferred revenue, beginning of the period	$87,806	$178,381
Additions to extended warranty deferred revenue	1,985	5,516
Extended warranty revenue recognition	(18,400)	(32,611)

Extended warranty deferred revenue, end of the period	$71,391	$151,286

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. During the second quarter of 2005, Gateway restructured approximately $51 million of its letters of credit, guarantees, and controlled accounts which had previously been secured by restricted cash on deposit with financial institutions to letters of credit and guarantees secured by a $46 million utilization of the letter of credit line under this revolving credit facility. As of March 31, 2006, Gateway had borrowings outstanding under this credit agreement of $50 million bearing interest at 6.75%, had utilized $17 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $43 million.

In December 2004, Gateway completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of Gateway and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 principal amount of notes is convertible into 115.8749 shares of Gateway common stock based on a conversion price of $8.63, or approximately 34.8 million shares in aggregate, at any time prior to the close of business on the business day immediately prior to scheduled maturity. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Gateway may settle a conversion election in cash, common shares or a combination of both. Noteholders who elect to convert upon the occurrence of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the NASDAQ National Market may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity, but noteholders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31.

Interest expense (including amortization of debt issue costs and line of credit expenses) was $1.9 million for the first quarter of 2006 and $2.2 million for the first quarter of 2005.

6. Income Taxes

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax benefit of $1.2 million in the first quarter of 2006, primarily representing our effective tax rate applied against our current quarter loss increased by some reversal of previously accrued state tax liabilities. This combined benefit was reduced slightly as a result of an additional tax accrual in Japan.

Gateway is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of March 31, 2006,

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approximately $111 million has been accrued to provide for such matters. Gateway is in the process of concluding a portion of these audits with the IRS for which $49 million has been accrued. Gateway’s management is challenging these matters and believes a resolution will be reached in 2006. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition. The Company expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

7. Stockholders’ Equity

Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net loss—basic	$(12,335)	$(5,186)
Interest expense on convertible debt	—	—

Net loss—diluted	$(12,335)	$(5,186)

Weighted average shares outstanding—basic	372,982	371,152
Shares issuable upon conversion of senior convertible notes	—	—
Employee and director stock options	—	—

Weighted average shares outstanding—diluted	372,982	371,152

Net loss per share—basic	$(0.03)	$(0.01)
Net loss per share—diluted	$(0.03)	$(0.01)

Weighted average shares outstanding—diluted for quarters ending March 31, 2006 and 2005 excludes 34.8 million shares issuable upon conversion of the senior convertible notes. Weighted average shares outstanding—diluted for the first quarters of 2006 and 2005 excludes 46.7 and 49.5 million shares related to employee and director stock options, respectively. These shares are excluded for these periods as their effect on net loss per share—diluted is anti-dilutive.

Deferred Stock-Based Compensation

In March 2004, Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

charge of $1.3 million in the quarter. 2.1 million shares vested on January 1, 2006 and the remaining 0.3 million shares vest on January 1, 2007. Deferred stock-based compensation was $5.7 million as of March 31, 2006.

In March 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to an executive as a discretionary bonus. This amount was recorded as deferred stock-based compensation and will be amortized to compensation expense in accordance with the vesting schedule.

Treasury Stock

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. Upon vesting of these shares, Gateway issues shares of unrestricted stock (subject to certain limitations on disposition) and provides cash for the remaining shares to assist the executives in meeting certain tax liabilities associated with such vesting. As of March 31, 2006, approximately 5.0 million of these shares have vested, of which Gateway issued 2.8 million shares of unrestricted stock. Gateway provided the employees cash for the remaining 2.2 million shares to assist with their related tax liabilities. Shares held-back to cover tax liabilities, totaling $10.2 million, their fair market value on the respective vesting dates, are included in treasury stock. Treasury stock is accounted for under the cost method and is available for issuance.

8. Commitments and Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at March 31, 2006, amounting to $32 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily secured by Gateway’s letter of credit line under its revolving credit facility.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Patent Litigation

Hewlett-Packard Development Company, L.P. v. Gateway, Inc. is a suit filed in the United States District Court for the Southern District of California on March 24, 2004. The complaint alleges that Gateway infringed six patents owned by Hewlett-Packard Development Company, L.P. (“HPDC”). On April 2, 2004, HPDC amended its complaint to allege the infringement of four additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses. In addition, Gateway has also asserted counterclaims against HPDC and Hewlett-Packard Company (“HP”) for patent infringement of five patents owned by Gateway and seeking damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. On June 16, 2004, Gateway amended its counterclaims to add three additional patents and to delete three other patents from its infringement claims. As a result of the actions described below in the Amiga Development LLC matter and the August 18th Gateway Declaratory Judgment matter, HP ultimately added four additional patents in the present case, seeking the same relief as outlined above. Markman hearings involving the 19 patents-in-suit began in January 2005, and were substantially completed by January 2006. In October 2005, Intel Corporation intervened to defend Gateway on the patents asserted by HPDC that cover solely

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intel products. In January 2006, HP and Intel stipulated to Intel’s withdrawal from the suit based on HP’s agreement to not pursue any patent claims against Gateway based upon Gateway’s resale of Intel products. Discovery has begun but is not yet completed. In January 2006, the court divided the case into six trials to be held approximately one month apart, with the first scheduled to begin August 28, 2006. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet in which both parties agreed to cross-license each other’s patent portfolios for a period of seven years and also agreed to dismiss all claims in litigation against the other company. The parties expect to execute a definitive cross-license and settlement agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding and any related litigation between the parties, with the intent that such actions will be dismissed and terminated in connection with execution of the definitive agreement.

HPDC and HP also filed a complaint with the United States International Trade Commission (“ITC”) in Washington, D.C., entitled In re Certain Personal Computers, Server Computers, and Components Thereof against Gateway, Inc. in the United States International Trade Commission in Washington, D.C. on May 6, 2004. The ITC instituted the proceeding on June 7, 2004. The complaint alleges that Gateway products infringe seven patents obtained by HP from Compaq Computer. The complaint seeks an order excluding any infringing products from being imported and a cease and desist order enjoining sales of those products. Gateway has answered the complaint denying the allegations and alleging numerous affirmative defenses, and the parties are now completing the discovery process. HP has withdrawn three patents from the case, and withdrawn the assertion of a number of claims of the remaining patents. On August 8, 2005, the Administrative Law Judge (“ALJ”) issued an initial determination finding all but two of the patents invalid and/or not infringed. Of the remaining two patents, 15 of the 19 asserted claims were held invalid. The remaining four claims were found to be infringed. In August 2005, Gateway filed a petition for review with the full ITC. In December 2005, the ITC reversed the ALJ’s findings that Gateway literally infringed the remaining four claims, and remanded the question of whether there might be infringement under the doctrine of equivalents to the ALJ for further consideration. The ITC affirmed the remaining findings by the ALJ that Gateway had no liability on the other asserted patents. Briefing before the ALJ on the remanded issues is underway, with a decision from the ALJ scheduled to be issued on or before March 31, 2006, and a final determination by the ITC scheduled to be issued on or before May 31, 2006. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

HPDC also filed a complaint entitled Hewlett-Packard Development Company, L.P. v. eMachines, Inc. in the United States District Court for the Western District of Wisconsin on October 21, 2004, and amended its complaint on or about November 11, 2004. The original complaint alleges that eMachines has infringed three patents previously asserted by HPDC against Gateway in the ITC. The amended complaint asserts infringement of two additional patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees, and moved for a preliminary injunction barring eMachines’ sales based on assertions of infringement of one of the patents in suit, U.S. Patent No. 5,737,604. On December 1, 2004, the Court denied HPDC’s motion for a preliminary injunction. In January 2005, HPDC withdrew two of the original asserted patents from the case. On February 17, 2005, the Court granted eMachines’ motion to transfer the action to the United States District Court for the Southern District of Texas. No trial is yet scheduled. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

On July 2, 2004, Gateway, Inc. filed a complaint with the ITC entitled Certain Personal Computers, Monitors, and Components Thereof. On August 3, 2004, the ITC initiated proceedings in response to Gateway’s

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

complaint. The complaint alleges that products imported into the United States by or for HP, including Compaq products, infringe one or more of three patents owned by Gateway. The complaint seeks a determination that HP has violated Section 337 of the Trade Act due to the infringement, and requests that the ITC issue an order excluding any infringing products from being imported, and enjoining sales of those products. HP has answered the complaint by denying the allegations and alleging numerous affirmative defenses, and the parties are in the discovery process. In February 2005, a Markman hearing was held and in March 2005 the Court issued an order interpreting the claims of the three asserted patents. Gateway has since withdrawn the assertion of two of the patents and is proceeding to trial on the remaining patent, which relates to multimedia PCs. The trial was held in late May 2005 before the same ALJ presiding over the HPDC and HP ITC action. Post-trial briefing was completed on June 24, 2005. On October 6, 2005, the ALJ issued an initial determination finding all claims of the asserted patent to be infringed. However, the ALJ determined all but one of the claims was invalid in view of prior art, that all claims were invalid for lack of enablement, and that the patent was unenforceable for inequitable conduct during prosecution. A Petition for Review by the full ITC was filed October 17, 2005. On December 1, 2005, the ITC agreed to undertake review of the ALJ’s decision that the patent was invalid for lack of enablement, and remanded to the ALJ for further findings on the issue of inequitable conduct. The ITC affirmed the other findings of the ALJ. On January 12, 2006, the ALJ issued a supplemental opinion reaffirming his conclusion of inequitable conduct, and further briefing on this issue before the ITC has been completed. A decision from the ITC was scheduled to be issued on or before February 27, 2006, but the parties have asked the ITC to delay the issuance of that decision. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

On July 2, 2004, Amiga Development LLC v. Hewlett-Packard Co. was filed in the United States District Court for the Eastern District of Texas, by AD Technologies LLC (formerly known as Amiga Development LLC), a holding company for intellectual property, in which Gateway has a majority equity interest but which is controlled by Theodore W. Waitt, Gateway’s founder and significant stockholder. The complaint originally filed by Amiga alleges that HP is infringing three patents owned by Amiga. On July 21, 2005, however, Gateway filed an Amended Complaint dropping one of the asserted patents and has since dropped assertions relating to another of the three originally filed patents. Discovery has commenced and is ongoing. A Markman hearing to interpret the claims of the remaining asserted patent has been held, but the court has yet to issue its ruling. Trial is scheduled to commence on May 1, 2006. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

On August 18, 2004, Gateway filed a complaint entitled Gateway, Inc. v. Hewlett-Packard Development Company, L.P. in the United States District Court for the Southern District of California seeking a declaratory judgment that Gateway has not infringed four HPDC patents and that those four HPDC patents are invalid. HPDC filed counterclaims against Gateway alleging that Gateway has infringed these four patents. HPDC seeks damages, including treble damages, an injunction, prejudgment interest, costs and attorneys’ fees. As noted above, the dispute over these four patents has been consolidated with the HPDC v. Gateway matter pending in the United States District Court for the Southern District of California. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

On June 6, 2005, HP and HPDC filed a complaint in Superior Court of California, Santa Clara County, against eMachines, Inc. alleging a breach of contract relating to a patent license between HP and eMachines. The

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

suit claims the right to audit royalty payments made by eMachines under the license and the recovery of any royalty payments determined to be owed but not paid, plus the costs of the audit and interest. eMachines has filed an answer, and a Case Management Conference was held in October 2005. Discovery has commenced. No trial date has been set. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

On July 6, 2005, HP and HPDC filed an additional complaint entitled Certain Personal Computers, Monitors and Components Thereof with the ITC requesting that it investigate HPDC’s allegation that Gateway and eMachines infringe five patents owned by HPDC. On August 5, 2005, the ITC initiated the investigation. The answer has been filed and discovery is ongoing. A Markman hearing was conducted in January 2006. The hearing before the ALJ is scheduled for May 2006. On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet as described above. The parties expect to execute a definitive agreement in the second quarter of 2006, and have agreed in the interim to take all actions necessary to stay this proceeding as described above.

Other Litigation

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia, and which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, to assert now the same patents against each. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the Court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is ongoing. The three actions have been consolidated into five separate trials, in which a different group of patents will be tried to each jury. The first trial is scheduled to begin on November 20, 2006 and the last trial is scheduled to begin on July 16, 2007.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August 2004 and August 2005. The trial is currently anticipated to occur in the second half of 2006.

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

9. Restructuring Charges

In 2004 and prior years, Gateway adopted restructuring plans to, among other things, reduce its workforce and close certain facilities, including its retail stores. The following table summarizes the status of these restructuring plans as of March 31, 2006 (in millions):

	Accrued December 31, 2005	Charges	Cash Settlements	Non-Cash Settlements		Adjustments		Accrued March 31, 2006
Facilities/capital/operating assets	$26	—	$(5)		$—		$—	$21

Total	$26	$—	$(5)	$		$		$21

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are $21 million (approximately $6 million on a net basis after including anticipated proceeds from the sale of assets) and are projected to be paid as follows: $5 million for the remainder of 2006, $6 million in fiscal 2007 and $10 million thereafter.

10. Segment and Concentration Data

Gateway’s sales and operations are delineated by operating segments as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers and certain ongoing revenue streams there from:

•	Professional—includes sales to customers in education (K-12 and higher education), government (federal, state and local), medium-to-large business and third-party resellers, other than retail;

•	Retail—includes sales through third-party retail channels, of both eMachines and Gateway-branded products;

•	International—includes international retail sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues from these segments are derived from sales of PC and Non-PC products and services. Gateway evaluates the performance of its segments based on sales and contribution, and does not include segment assets or other income and expense items for management reporting purposes. Segment contribution includes selling, general and administrative expenses and other overhead charges directly attributable to the segment but excludes expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring charges discussed in Note 9 above.

The following table sets forth summary information by segment (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales:
Direct	$108,684	$149,853
Professional	202,211	211,567
Retail (including International)	766,927	476,361

	$1,077,822	$837,781

Segment contribution:
Direct	$9,523	$13,064
Professional	(12,228)	6,255
Retail (including International)	41,137	27,030

	38,432	46,349
Non-segment expenses, restructuring, and other charges	(62,800)	(54,110)
Microsoft benefit (See Note 12)	8,625	—

Consolidated operating loss	$(15,743)	$(7,761)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Desktops	$553,165	$457,443
Mobiles	336,332	208,918
Servers and other	9,514	10,923

Total personal computers (PC)	899,011	677,284
Non-PC	178,811	160,497

Total net sales	$1,077,822	$837,781

Best Buy accounted for approximately 38% of total net sales for the first quarter of 2006 and 29% for the same period last year. Best Buy also accounted for approximately 40% of accounts receivable, net, at March 31, 2006.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Related Party Transactions

Gateway owns preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web. Gateway implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and Alorica. Gateway paid approximately $12.4 million and $15.8 million for the services described above during the three months ended March 31, 2006 and 2005, respectively.

12. Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”). The Microsoft Agreement requires that Gateway use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Microsoft Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. Gateway recognizes the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In 2005 Gateway received and recognized $40.5 million and $8.6 million in the first quarter of 2006. Per the Microsoft Agreement, Gateway expects to receive in cash $8.6 million quarterly through the end of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) in March 2006.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from our expectations include the factors described in Part 1, Item 1A “Risk Factors” of our 2005 Annual Report or that are otherwise described from time to time in our reports filed with the SEC after this Quarterly Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

This Quarterly Report contains certain non-GAAP financial information, including disclosure of the portion of our SG&A, gross margins and net income (loss) relating to, or affected by, certain restructuring charges. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze our baseline performance before charges and expenses that are considered by management to be outside of our core operating results, notwithstanding the fact that such restructuring charges may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating our financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.

Our management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since our founding in 1985, we have focused on marketing PCs and related products and providing personalized service at a price that represents value to consumers, businesses, government offices and educational institutions.

We manage our business through our three major business segments: Direct, Professional and Retail (which includes our International segment). Our strengths include our strong brand name recognition, our value-based product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Some of the key developments and achievements for the first quarter of 2006 include:

•	Revenue growth—revenue amounted to $1.078 billion in the first quarter, a 29% improvement over the first quarter of 2005. The increase was driven by market share gains in Retail, which also includes international sales.

•	PC unit volume/Market share growth—we sold 1,379,000 PC units in the first quarter, an increase of 1.5% sequentially and 47% over the first quarter of 2005. Gains were driven by strong Retail market share growth. Based on recent IDC data, we were the fastest growing PC company in the U.S. among the top six vendors on both a sequential and year-over-year basis. Among the top six vendors, we were the only company to experience sequential unit growth in the U.S. in the first quarter of 2006.

•	Notebook and monitor sales growth—in the first quarter, we experienced sales momentum with our notebook products and flat panel liquid crystal display (“LCD”) monitors. Notebook unit sales were up 101% in the first quarter of 2006 compared with 2005 and LCD sales were up 114% over 2005 sales.

•	Strong retail performance—Strong market share gains increased net sales for the Retail segment 61% in the first quarter of 2006 compared with the first quarter of 2005. Based on the most recent data from The NPD Group, our U.S. retail PC units increased nearly 40% year-over-year and first quarter market share increased to 25.6%, up from 23.1% a year ago. Desktop unit sales grew 13.9% year-over-year, and market share was 35.6%, up from 34.4% a year ago. Notebook unit sales grew 166% year-over-year, and market share increased to 16.1% from 8.9% in the first quarter of 2005. Gateway and eMachines products are now sold in more than 7,000 third-party retail stores throughout the United States and Canada.

•	Continued international expansion—in the first quarter, we continued to add retail stores in Japan, Mexico and the United Kingdom and began selling PC’s in France through retailers Darty and BUT during the first quarter of 2006. Gateway and eMachines products are now sold in more than 2,800 international retail locations.

•	New products—in the first quarter of 2006, we announced several innovative products, including a notebook line that features enhanced performance, thin and lightweight designs, long battery life and advanced data, theft and Internet security. For example, we announced our ultraportable notebook weighing 3.15 pounds, less than 1” thin and featuring a tough exterior and enhanced durability and ergonomics. We announced new desktops based on the Intel® Pentium® Extreme Edition Dual Core 955 processor to suit the needs of digital enthusiasts and gamers and introduced the Profile® 6, a sixth generation all-in-one desktop PC that provides a substantial cost-savings due to a design that is highly serviceable, as well as easy to manage and deploy. Optimized for education, government and business customers, the Gateway Profile® 6 integrates all the components of a traditional desktop, including a LCD monitor and stereo quality speakers in a single unit.

•	Leadership changes in Professional and Direct—to address performance issues in our Professional and Direct business units, we installed new leadership at the top of both segments. Bart R. Brown, an accomplished former Gateway executive rejoined us in March 2006 as senior vice president, Direct, and will be responsible for our consumer and small business Web and phone sales. James R. Burdick, with more than 20 years of technology sales leadership, joined us April 2006 as senior vice president, Professional and will oversee our business activities in the enterprise, education and government sectors.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.

Management believes the following are critical accounting policies whose application has a material impact on our financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is reasonably assured. Revenue from Internet services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

We offer our customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale, net of amounts due to the third-party. Revenue from sales of extended warranties where we are the legal obligor is deferred and recognized on a straight-line basis over the warranty service period.

We record reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. If actual returns exceed estimated returns or if actual rebate redemptions exceed estimates, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made. We also record reductions to revenue for estimated commitments related to other customer and sales incentive programs. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered, which would affect earnings in the period the adjustments are made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers and suppliers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer or supplier accounts and includes consideration of the credit worthiness and financial condition of those specific customers and suppliers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers and suppliers, and the aging of such receivables. If there is a deterioration of a major customer’s or supplier’s financial condition or we become aware of additional information related to the credit worthiness of a major customer or supplier, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 40% of trade accounts receivable, net, as of March 31, 2006.

Inventory Valuation

The business environment in which we operate is subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or net realizable value. We perform an assessment of inventory each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. We may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates, which would affect earnings in the period the write-downs are made.

Internal-Use Software

We capitalize only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. We are currently migrating to a new enterprise resource planning system as well as new order-capture and back-end service and support systems. A significant change to the planned use of internal-use software could result in a material impairment charge in a given reporting period.

Warranty Provision

We provide standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. If actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty liability would be required and would affect earnings in the period the adjustments are made.

Restructuring

We have engaged and may continue to engage in restructuring actions which require our management to make significant estimates related to realizable values of assets made redundant or obsolete, expenses for severance and other employee separation costs, lease cancellation / lease buyout and other exit costs, and estimates of future rental income that may be generated through the subleasing of excess facilities. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Long-lived Asset Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This process requires management to make assumptions and estimates related to estimated future cash flows to be generated and used by an asset or asset group as well as the expected or future use of such assets and/or their estimated future useful lives. Actual results could differ from the assumptions and estimates used and a significant change to the planned use of an asset or asset group could result in a material impairment charge in a given reporting period.

Taxes on Earnings

We record a tax provision or benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback historical losses, cumulative losses in recent years, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. If we determine that it is more likely than not that our net deferred tax assets will be realized, our valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Litigation

We are currently involved in certain legal proceedings. When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability or resolution of pending matters could materially impact our results of operations in the period of adjustment.

Non-Amortized Intangible Assets Including Goodwill

We capitalized $50 million related to the eMachines’ tradename and $156 million in goodwill in connection with its acquisition of eMachines in March 2004. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicated an event of impairment may have occurred or exist. Our fourth quarter review process utilizes the income method to estimate fair value based on a discounted future cash flow approach which relies on estimates about our future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on our weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our long-range planning process. A significant adverse change in our Retail business would result in a material impairment of these assets.

Microsoft Agreement

We receive funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”). The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development, and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. Although the Microsoft Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In 2005 we received and recognized $40.5 million and $8.6 million in the first quarter of 2006. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008. If the company fails to incur sufficient qualifying spend or if Microsoft fails to fund such spend on a timely basis, this could result in a material adverse impact to the financial results because we would not be able to record the benefit.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
Net sales	$1,077,822	$837,781	28.7%
Gross profit	$78,728	$80,365	(2.0)%
Percentage of net sales	7.3%	9.6%
Selling, general and administrative expenses	$103,096	$88,126	17.0%
Percentage of net sales	9.6%	10.5%
Microsoft benefit	$8,625	—	100.0%
Percentage of net sales	0.8%	—
Operating loss	$(15,743)	$(7,761)	(102.8)%
Percentage of net sales	(1.5)%	(0.9)%
Net loss	$(12,335)	$(5,186)	(137.9)%
PC units sold	1,379	941	46.6%

Net Sales

The 29% increase in first quarter 2006 net sales compared with the same period last year was primarily due to growth in our Retail segment ($291 million), which includes International, partially offset by net sales declines in the Direct segment ($41 million) primarily resulting from less promotion and advertising of low-end opening price points and an increased focus in selling high-value configure-to-order PCs, as well as declines in Professional segment net sales ($9 million) primarily due to weaker performance in the business sector and large consolidated discounted purchases in the public sector.

Total non-PC revenue, which includes sales of stand-alone monitors, software, peripherals, services and accessories, was up 21% year-over-year, excluding consumer electronics (“CE”). The year-over-year increase reflects strong sales of stand-alone monitors, particularly those sold through Retail. Non-PC sales, excluding CE, represented 17% of total revenue in the first quarter, which compares with 18% a year earlier.

Unit shipments increased by 47% during the first quarter of 2006 as compared with the same period last year due to market share gains in Retail, partially offset by declines in the Direct segment.

Unit growth has outpaced growth in net sales for the first quarter 2006 due to the lower average unit prices in the third- party retail channels. Average PC unit prices for the first quarter of 2006 were $652 as compared with $720 for the same period last year.

According to recent IDC market rankings, our domestic market share was 7.8% for the first quarter of 2006 compared with 5.6% in the first quarter of 2005, a growth of 2.2 points.

Gross Profit

Gross margin for the first quarter was $79 million (7.3%), compared with $80 million (9.6%) in the first quarter of 2005. The year-over-year declines in gross margin percentage are primarily due to lower margins in Professional ($15 million) and strong growth in the Retail segment ($17 million), which typically has lower margins, as well as decreased Direct business ($3 million).

Gross margin contribution from non-PC products and services, excluding CE, was down 8% from a year earlier due to a shift from higher margin software, peripherals and service to lower margin products such as displays.

Selling, General and Administrative Expense

SG&A expense in the first quarter was $103 million, or 9.6% of revenue, up from $88.1 million (including $8 million in restructuring costs) in the first quarter of 2005. SG&A expense for the first quarter of 2006 includes $14 million in litigation settlement charges.

Microsoft Agreement

In April 2005, we entered into a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”) with Microsoft Corporation that provides for Microsoft to make aggregate payments to us of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. As part of the Microsoft Agreement, we are required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development, and testing of our new products that run Microsoft products. In the first quarter of 2006 we received and recognized $8.6 million. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest income	$2,677	$2,478
(Loss) Gain on sales of investments	(36)	(87)
Interest expense	(1,339)	(1,301)
Amortization of debt issuance costs	(397)	(413)
Line of credit costs	(186)	(450)
Other, net	1,518	1,587

Total	$2,237	$1,814

Interest income increased during the first quarter of 2006 as compared with the same period last year primarily due to an overall increase in our average cash and marketable securities balances in 2006 as compared with the prior year. Interest expense, including the amortization of debt issuance costs, has remained relatively flat year over year. Based on our current level of indebtedness, we expect interest expense to remain at first quarter levels which will reduce other income, net.

Income Taxes

We recorded a net tax benefit of $1.2 million and $0.8 million in the first quarters of 2006 and 2005, respectively. We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business and believe we have adequately provided for income tax issues not yet resolved. As of March 31, 2006, approximately $111 million has been accrued to provide for such matters. We are in the process of concluding a portion of these audits with the IRS for which $49 million has been accrued. We are challenging these matters and we believe a resolution will be reached in 2006. Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Segment Performance

The following table presents our net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
Net sales:
Direct	$108,684	$149,853	(27.5)%
Professional	202,211	211,567	(4.4)%
Retail (including International)	766,927	476,361	61.0%

Consolidated net sales	$1,077,822	$837,781	28.7%

Segment contribution:
Direct	$9,523	$13,064	(27.1)%
Professional	(12,228)	6,255	(295.5)%
Retail (including International)	41,137	27,030	52.2%

Consolidated segment contribution	38,432	46,349	(17.1)%
Non-segment expenses and other charges	(62,800)	(54,110)	16.1%
Microsoft benefit	8,625	—	100%

Consolidated operating loss	$(15,743)	(102.8)

Direct

The Direct segment—comprising consumer and small business sales generated via our phone and web centers as well as residual Gateway retail store activity—delivered net sales of $109 million on PC unit shipments of 58,400 PCs during the first quarter of 2006 compared to net sales of $150 million on unit sales of 75,600 PCs for the same period last year.

Direct segment contribution was $9.5 million during the first quarter of 2006 as compared with segment contribution of $13 million for the same period last year. The decrease in Direct segment contribution in the first quarter of 2006 is attributable to changes in product and marketing strategies.

Professional

The Professional segment—comprising education (K-12 and higher education), government (federal, state and local), medium-to-large business and non-retail third-party resellers—delivered net sales of $202 million on PC unit shipments of 158,000 during the first quarter of 2006 as compared with $212 million on sales of 147,300 PCs for the same period last year. The year over year decrease in revenue was predominately due to competitive pressures.

Professional segment contribution loss was $12 million during the first quarter of 2006 compared with segment contribution of $6 million for the same period last year. This decrease is attributable to price competition as highlighted by the trend in the Professional segment toward large consolidated discounted purchases. We are refocusing Professional to pursue profitable growth by targeting profitable customer segments and by developing an appropriate cost structure.

Retail (including International)

The Retail segment, which includes our international sales, delivered revenue of $767 million, with PC units of 1,163,000. Retail revenue was up 61% year-over-year. Retail PC units increased 62% year-over-year. The year-over-year revenue increases reflect strong market share gains in U.S. Retail, including growth in our international business. Gateway and eMachines products are now sold in more than 7,000 retail locations in the U.S. and Canada and in more than 2,800 retail locations internationally, including France, Japan, Mexico and the UK.

Retail segment contribution for the first quarter of 2006 was $41 million, compared with $27 million the first quarter of 2005, reflecting the revenue growth discussed above.

Non Segment Expenses and Other Charges

Non-segment expenses and other charges are the costs excluded from our operating segments and primarily consists of general and administrative expenses that are managed on a corporate-wide basis. Non-segment expenses and other charges were $63 million (which includes $14 million in litigation settlement charges) in the first quarter of 2006 compared with $54 million (including $8 million in restructuring, transformation and other charges) for the same period last year. This increase is substantially attributable to the increased litigation expenses in the first quarter of 2006, partially offset by the reduction of restructuring, transformation and other charges in the first quarter of 2006.

Major Product Groups

The following table summarizes our net sales by major product group (in thousands):

	Three Months Ended March 31,
	2006	As %	2005	As %
Desktops	$553,165	51%	$457,443	55%
Mobiles	336,332	31%	208,918	25%
Servers and other	9,514	1%	10,923	1%

Total personal computers (PC)	$899,011	83%	$677,284	81%
Non-PC	178,811	17%	160,497	19%

Total net sales	$1,077,822	100%	$837,781	100%

Sales of personal computer products represented approximately 83% and 81% of total net sales for the first quarters of 2006 and 2005, respectively. This growth is primarily due to a continued market shift towards notebook computers and acceptance of our Gateway-branded notebook products in third-party retail.

Sales of Non-PC products represented 17% of total net sales during the first quarter of 2006, as opposed to 19% for the same period in the prior year. These declines are primarily due to decreasing unit sales in Direct, which generally yields a higher percentage of non-PC sales than other segments. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system, networking products and services, and consumer electronics products from prior periods.

Liquidity and Capital Resources

We ended the first quarter 2006 with $590 million in cash and marketable securities, an increase of $4 million, as compared with $586 million at the end of 2005. During the first three months of 2006, we liquidated a net $44 million in marketable securities in order to pay for litigation settlements in the second quarter of 2006. During the first quarter of 2006, we received $4 million in proceeds from the sale of a facility. Approximately $10 million was provided by operations during the three months ended March 31, 2006.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	March 31, 2006	December 31, 2005
Cash and marketable securities	$590,206	$585,688
Days of sales in accounts receivable (a)	29	28
Days inventory on hand (b)	16	19
Days in accounts payable (c)	(65)	(67)

Cash conversion cycle before days in supplier receivables	(19)	(20)
Days in supplier receivables (d)	19	19

Cash conversion cycle (e)	0	(1)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	We purchase selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for us. The receivable from the sale of the raw materials to the original design manufacturer is recorded in other current assets as we do not currently have any contractual rights of offset between its payables and receivables from its original design manufacturers. Supplier receivables amounted to $217 million and $214 million at March 31, 2006 and December 31, 2005, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of sales divided by the number of days in the quarter.
(e)	The cash conversion cycle is the sum of days in accounts receivable, inventory on hand and in supplier receivables less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Microsoft Agreement

In April 2005, we entered into a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”) with Microsoft Corporation that provides for Microsoft to make aggregate payments to us of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. As part of the Microsoft Agreement, we are required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development, and testing of our new products that run Microsoft products. Per the Microsoft Agreement, we expect to receive $8.6 million in each quarter of 2006 and thereafter through the end of 2008 in cash from Microsoft.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of unrestricted cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. As of March 31, 2006, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 6.75%. We also utilized the credit agreement to support $17 million of stand-by letters of credit.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 5 to the Consolidated Financial Statements.

Restructuring Obligations

We have approximately $21 million in remaining cash outlays (approximately $6 million on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring activities. These amounts primarily represent ongoing lease obligations associated with excess facilities and the retail stores closed in April 2004. The eventual timing and amounts of net restructuring outlays are dependent upon the timing and proceeds levels that may be generated through the sale of assets.

Income Taxes Payable

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business and believe we have adequately provided for income tax issues not yet resolved. As of March 31, 2006, approximately $111 million has been accrued to provide for such matters. We are in the process of concluding a portion of these audits with the IRS for which $49 million has been accrued. We are challenging these matters and we believe a resolution will be reached in 2006. Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

We believe that our current sources of working capital provide adequate flexibility for our financial needs for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2005 Annual Report on Form 10-K except for supplier purchase commitments. We utilize several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by us typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $101 million at March 31, 2006.

Off-Balance Sheet Arrangements and Other

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

During the normal course of business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products, (ii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct and (iii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have made contractual commitments to certain employee(s) providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying consolidated balance sheets.

Related Party Transactions

We own preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to us and our customers. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as our Senior Vice President of Information Technology/Web. We implemented additional procedures to provide for independent senior management review of any commercial relationships between us and Alorica. We paid approximately $12.4 million and $15.8 million for the services described above during the three months ended March 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Gateway, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005. Our exposure to market risks has not changed materially since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Readers are directed to the “Risk Factors” section of our 2005 Annual Report on Form 10-K for a description of material risks facing us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2006:

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	996,383	2.70	—	—
February 1-28, 2006	—	—	—	—
March 1-31, 2006	—	—	—	—

Total	996,383	$2.70	—	—

The 996,383 shares of common stock represents the number of shares withheld for taxes on the aggregate vesting of 2,146,426 shares of restricted stock originally issued in connection with the eMachines’ acquisition in March 2004.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Separation Agreement with Wayne Inouye, dated February 8, 2006.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: May 9, 2006	By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: May 9, 2006	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)