Form 10-Q
period 2006-06-30
GATEWAY INC
filed 2006-08-04
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006 there were 371,957,488 shares of our Common Stock, $.01 par value per share, outstanding. As of August 2, 2006 there were no shares of our Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended June 30, 2006

I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and six months ended June 30, 2006 and 2005

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$919,312	$873,112	$1,997,134	$1,710,893
Cost of goods sold	868,736	785,698	1,867,830	1,543,114

Gross profit	50,576	87,414	129,304	167,779
Selling, general and administrative expenses	66,149	84,863	169,246	172,989
Microsoft benefit	8,625	15,069	17,250	15,069

Operating income (loss)	(6,948)	17,620	(22,692)	9,859
Other income (expense), net	(1,317)	2,786	920	4,600

Income (loss) before income taxes	(8,265)	20,406	(21,772)	14,459
Benefit (provision) for income taxes	585	(3,218)	1,755	(2,457)

Net income (loss)	$(7,680)	$17,188	$(20,017)	$12,002

Net income (loss) per share—basic and diluted (See Note 1)	$(0.02)	$0.05	$(0.05)	$0.03

Weighted average shares outstanding:
Basic	372,089	371,198	372,531	371,174

Diluted	372,089	406,568	372,531	372,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2006 and December 31, 2005

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$424,989	$422,488
Marketable securities	99,540	163,200
Accounts receivable, net of allowance for doubtful accounts of $2,650 and $2,252 at June 30, 2006 and December 31, 2005, respectively	319,862	345,288
Inventory	147,808	219,344
Receivables from suppliers	145,745	213,901
Other	199,751	209,851

Total current assets	1,337,695	1,574,072
Property, plant and equipment, net	85,205	83,156
Intangible assets, net	66,540	39,462
Goodwill and non-amortizable intangible assets	205,219	205,219
Other assets, net	18,688	19,156

	$1,713,347	$1,921,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$50,000
Accounts payable	601,272	761,895
Accrued expenses	174,537	178,066
Warranty	44,018	34,615
Restructuring (Note 9)	17,476	25,897
Other accrued liabilities	12,357	10,533
Accrued royalties	66,889	68,216
Deferred revenue	39,901	57,834
Income taxes payable	110,436	113,918
Other current liabilities	2,136	3,993

Total current liabilities	1,119,022	1,304,967
Senior convertible notes	300,000	300,000
Deferred revenue	21,154	33,226
Warranty	9,591	2,425
Deferred tax liabilities	19,840	19,840
Other long-term liabilities	7,979	5,334

Total liabilities	1,477,586	1,665,792

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 377,150 and 377,239 shares issued at June 30, 2006 and December 31, 2005, respectively	3,771	3,773
Additional paid-in capital	972,138	971,761
Treasury stock, at cost 5,225 and 4,061 shares at June 30, 2006 and December 31, 2005, respectively	(26,223)	(23,253)
Deferred stock-based compensation	(4,573)	(6,352)
Accumulated deficit	(707,903)	(687,886)
Accumulated other comprehensive loss	(1,449)	(2,770)

Net stockholders’ equity	235,761	255,273

	$1,713,347	$1,921,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2006 and 2005

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(20,017)	$12,002
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-downs of property and equipment	1,176	9,560
Depreciation and amortization	12,445	23,835
Stock based compensation	2,149	7,760
Provision for doubtful accounts receivable	2,083	3,326
Gain on sale of investments	—	(2,228)
Other, net	66	885
Changes in operating assets and liabilities:
Accounts receivable	23,343	14,595
Inventory	71,536	(45,065)
Other assets	56,338	(84,918)
Accounts payable	(162,640)	110,638
Accrued liabilities	(723)	(78,607)
Accrued royalties	(1,327)	12,423
Other liabilities	(25,533)	(45,693)

Net cash used in operating activities	(41,104)	(61,487)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	113,121	116,697
Purchases of available-for-sale securities	(48,879)	—
Capital expenditures	(24,093)	(9,124)
Proceeds from sale of property, plant and equipment	3,731	—

Net cash provided by investing activities	43,880	107,573

Cash flows from financing activities:
Repurchase of treasury stock	(280)	—
Proceeds from common stock option exercises	5	633

Net cash provided by (used in) financing activities	(275)	633

Net increase in cash and cash equivalents	2,501	46,719
Cash and cash equivalents, beginning of period	422,488	327,793

Cash and cash equivalents, end of period	$424,989	$374,512

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of restricted shares not converted to unrestricted shares upon vesting (see Note 7)	$2,690	$7,489

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$153	$1,760
Cash paid for interest	$3,215	$2,954

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed below and restructuring charges. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Gateway and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in Gateway’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Marketable Securities

Included in marketable securities as of June 30, 2006 are unrealized losses of approximately $1.1 million related to securities that have been in an unrealized loss position for greater than 12 months. The underlying securities are primarily federal, state and municipal, mortgage-backed and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity and for this reason, no other-than-temporary impairment charge was recorded during the second quarter of 2006.

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

Adoption of New Accounting Pronouncement

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. Gateway adopted SFAS 154 during the first quarter of 2006 and such adoption did not impact Gateway’s consolidated results of operations or financial position.

SFAS No. 151, Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4, Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. Gateway adopted SFAS 151 during the first quarter of 2006 and such adoption did not impact Gateway’s consolidated results of operations or financial position.

SFAS No. 123-R, Share-Based Payment

Prior to January 1, 2006 Gateway accounted for share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123-R “Accounting for Stock-Based Compensation”. Gateway generally recorded no employee compensation expense for options granted prior to January 1, 2006 as options granted generally had exercise prices equal to the fair market value of the common stock on the date of grant. In accordance with SFAS No. 123-R, Gateway disclosed in its footnotes its net income and earnings per share as if Gateway had applied the fair value-based method in measuring compensation expense for its share-based incentive awards.

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

Gateway estimates the fair value of options granted using the Black-Scholes option valuation model. Gateway estimates the volatility of its common stock at the date of grant based on historical volatility rate, consistent with SFAS No. 123-R and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. Gateway uses historical volatility and the availability and reliability of historical option exercise behavior. Gateway estimates expected option term based on historical exercise patterns. The dividend yield assumption is zero based on Gateway’s historical dividend payment patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of Gateway’s employee options. Gateway uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, Gateway amortizes the fair value on a straight-line basis over the vesting period of the options. Gateway used the following assumptions to estimate the fair value of share-based payment awards for the three and six months ended June 30, of 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free interest rate	5.0%	4.0%	4.8%	4.0%
Expected volatility	56%	67%	54%	69%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years	3.5 years

Gateway recorded $0.5 and $0.9 million in share-based compensation expense for stock options and $0.6 and $1.3 million in share-based compensation expense for restricted stock (see Note 7) awards for the three and six months ended June 30, 2006, respectively. The following table illustrates the effect on Gateway’s net income and earnings per share for the three and six months ended June 30, 2005 as if Gateway had applied the fair value recognition provisions of SFAS No. 123-R to share-based compensation using the Black-Scholes valuation model (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income attributable to common stockholders—as reported	$17,188	$12,002
Add: compensation expense included in net income	4,484	7,760

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,544)	(27,044)

Net income (loss) attributable to common stockholders—pro forma	$9,128	$(7,282)

Net income per share—as reported:
Basic and diluted	$0.05	$0.03

Net income (loss) per share—pro forma:
Basic and diluted	$0.02	$(0.02)

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The decrease in share-based compensation expense for stock options for the three and six months ended June 30, 2006 as compared to the same periods in 2005 is primarily due to Gateway’s acceleration of the vesting of all stock options with an exercise price in excess of $2.84 in October 2005, and also reflects Gateway’s shift towards granting fewer employee stock options from that time forward.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on Gateway’s consolidated results of operations and financial position.

2. Comprehensive income (loss)

Comprehensive income (loss) for Gateway includes net income (loss), foreign currency translation adjustments and net unrealized losses on available-for-sale securities. Comprehensive loss for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Comprehensive income (loss):
Net income (loss)	$(7,680)	$17,188	$(20,017)	$12,002
Foreign currency translation	338	201	673	284
Unrealized loss on available-for-sale securities, net	(291)	(1,747)	(649)	(3,994)

	$(7,633)	$15,642	$(19,993)	$8,292

The components of other comprehensive loss as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
Accumulated other comprehensive loss:
Foreign currency translation	$(353)	$(1,025)
Unrealized loss on available for sale securities, net of tax	(1,096)	(1,745)

	$(1,449)	$(2,770)

3. Selected Balance Sheet Information (in thousands)

Gateway purchases selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resells the raw materials to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the raw materials is recorded as “Receivables from suppliers” when Gateway does not have the contractual right to net the receivable against the payable; thus, such arrangements have the effect of increasing other current assets and decreasing inventory.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	June 30, 2006	December 31, 2005
Inventory:
Components and subassemblies	$54,178	$100,430
Finished goods	119,119	147,801
Inventory reserves	(25,489)	(28,887)

Total inventory	$147,808	$219,344

Receivables from suppliers	$145,745	$213,901

Other current assets:
Prepaid expenses	55,427	67,162
Assets held for sale	15,443	9,162
Vendor rebates	43,722	72,707
Financial instruments	31,948	12,272
Other	53,211	48,548

Other current assets	$199,751	$209,851

Property, plant and equipment, net:
Land	$1,904	$1,904
Leasehold improvements	6,573	6,344
Buildings	28,525	40,149
Construction in progress	39,707	23,103
Software	253,792	248,325
Office and production equipment	145,806	152,350
Furniture and fixtures	7,386	12,047
Vehicles	313	313

	484,006	484,535

Less: Accumulated depreciation and amortization	(398,801)	(401,379)

Property, plant and equipment, net	$85,205	$83,156

The decrease in inventory is attributable to better inventory management, seasonality and increased focus on refurbishment sales. The decrease in “Receivables from suppliers” as of June 30, 2006 is primarily related to payments received and lower inventory requirements. The increase in assets held for sale is primarily related to the reclassification of a facility from property, plant and equipment in the second quarter, offset by the sale of certain facilities during the first quarter of 2006. Additionally, impairment charges of $0.5 million were recorded during the first quarter of 2006, primarily related to a facility being actively marketed that has been classified as held for sale. The decrease in vendor rebates receivable is primarily due to payments received related to significant marketing spending that occurred in the fourth quarter of 2005 and the first quarter of 2006, partially offset by rebates generated in the second quarter of 2006. Financial instruments increased primarily due to increases related to international currency hedges.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total depreciation expense was $4.5 million and $10.0 million for the first three and six months of 2006, respectively, and $9.0 million and $20.0 million for the first three and six months of 2005, respectively.

	June 30, 2006	December 31, 2005
Intangible assets (amortizable), net:
Customer relationships	$99,000	$99,000
License portfolio	30,277	—
Accumulated amortization	(62,737)	(59,538)

Intangible assets (amortizable), net	$66,540	$39,462

Goodwill and non-amortizable intangible assets:
Non-amortizable intangible assets (trademarks and tradenames)	$49,600	$49,600
Goodwill	155,619	155,619

Intangible assets (amortizable), net	$205,219	$205,219

During the second quarter of 2006, Gateway and Hewlett-Packard executed a definitive cross-license agreement of which $30.3 million applied to a seven year license. During the fourth quarter of 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the assets’ use, resulting in additional amortization expense of $1.1 million for the first three months of 2005. Total intangible asset amortization expense was $2.0 million and $3.2 million for the first three and six months of 2006, respectively and $1.3 million and $3.9 million (including the $1.1 million in accelerated amortization) for the same respective periods of 2005.

4. Warranty Liability and Deferred Revenue

Warranty Liability

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. During the second quarter, Gateway reviewed its assumptions including warranty relief rate patterns and modified its estimates of warranty liability. As a result, Gateway recognized an additional $8 million of warranty obligation in the second quarter. The remaining increase in warranty accruals for the six months ended June 30, 2006 as compared to 2005, is due to an increased number of units in warranty coverage due to increased sales volume. A summary of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Accrued warranty, beginning of the period	$37,040	$19,291
Accruals for warranties during the period	42,015	21,672
Settlements made	(25,446)	(18,276)

Accrued warranty, end of the period	$53,609	$22,687

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Extended warranty deferred revenue, beginning of the period	$87,806	$178,381
Additions to extended warranty deferred revenue	4,882	13,521
Extended warranty revenue recognition	(34,189)	(62,454)

Extended warranty deferred revenue, end of the period	$58,499	$129,448

5. Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of certified cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. During the second quarter of 2005, Gateway restructured approximately $51 million of its letters of credit, guarantees, and controlled accounts which had previously been secured by restricted cash on deposit with financial institutions to letters of credit and guarantees secured by a $46 million utilization of the letter of credit line under this revolving credit facility. As of June 30, 2006, Gateway had borrowings outstanding under this credit agreement of $50 million bearing interest at 7.25%, had utilized $16 million of borrowing capacity under the letter of credit line and had a remaining borrowing availability of $65 million.

In December 2004, Gateway completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of Gateway and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 principal amount of notes is convertible into 115.8749 shares of Gateway common stock based on a conversion price of $8.63, or approximately 34.8 million shares in aggregate, at any time prior to the close of business on the business day immediately prior to scheduled maturity. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Gateway may settle a conversion election in cash, common shares or a combination of both. Noteholders who elect to convert upon the occurrence

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of any transaction or event in connection with which 90% or more of Gateway’s common stock is exchanged for, converted into, acquired for (or constitutes solely the right to receive), consideration which is not at least 90% common stock that is listed on a United States national securities exchange or approved for trading on the Nasdaq National Market (at a time when it is not a United States national securities exchange) may be entitled to receive additional shares of Gateway common stock based on established formulas. Gateway may not redeem the notes prior to maturity, but noteholders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of certain defined designated events. Interest is payable semi-annually each June 30 and December 31.

Interest expense (including amortization of debt issue costs and line of credit expenses) was $2.0 million and $3.9 million for the first three and six months of 2006, respectively, and $2.2 million and $4.3 million for the same respective periods in 2005.

6. Income Taxes

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax benefit of $0.6 million and $1.8 million in the first three and six months of 2006, primarily representing the reversal of previously accrued tax liabilities ($9 million) resulting from tax authority settlements offset by continuing accrual of interest relating to previously accrued liabilities. The reversal of previously accrued tax liabilities represents a formal reduction in tax assessed by the Internal Revenue Service with respect to international issues under audit. This assessment is subject to review by the Joint Committee on Taxation. Gateway believes the review of the Joint Committee will not adversely impact the recognition of the benefit recorded for this agreement. Gateway recorded a net tax expense of $3.2 million and $2.5 million in the first three and six months of 2005, primarily representing accrued interest on income taxes payable related to certain tax matters that Gateway is contesting.

Gateway is subject to ongoing audits from various taxing authorities and believes it has adequately provided for income tax issues not yet resolved. As of June 30, 2006, approximately $103 million has been accrued to provide for such matters. Gateway is in the process of concluding a portion of these audits and believes a resolution will be reached in 2006. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

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

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) attributable to common shareholders—basic	$(7,680)	$17,188	$(20,017)	$12,002
Interest expense on convertible debt	—	1,318	—	—

Net income (loss) attributable to common shareholders—diluted	$(7,680)	$18,506	$(20,017)	$12,002

Weighted average shares outstanding—basic	372,089	371,198	372,531	371,174
Shares issuable upon conversion of senior convertible notes	—	34,762	—	—
Employee and director stock options	—	608	—	1,016

Weighted average shares outstanding—diluted	372,089	406,568	372,531	372,190

Net income (loss) per share—basic	$(0.02)	$0.05	$(0.05)	$0.03
Net income (loss) per share—diluted	$(0.02)	$0.05	$(0.05)	$0.03

Weighted average shares outstanding—diluted for the three and six months ended June 30, 2006 excludes 34.8 million shares issuable upon conversion of the senior convertible notes. Gateway has also excluded from net income (loss) per share—diluted, 36.1 million shares and 56.6 million shares for the three months ended June 30, 2006 and 2005, respectively, and 35.2 million shares and 57.2 million shares for the six months ended June 30, 2006 and 2005, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the shares of common stock for those periods. These shares are excluded for these periods as their effect on net income (loss) per share—diluted is anti-dilutive.

Deferred Stock-Based Compensation

In March 2004, Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million in the quarter. Of the remaining 2.4 million shares, 2.1 million shares vested on January 1, 2006 and the remaining 0.3 million shares vest on January 1, 2007. Deferred stock-based compensation was $4.6 million as of June 30, 2006.

In March 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to an executive as a discretionary bonus. This amount was recorded as deferred stock-based compensation and will be amortized to compensation expense in accordance with the vesting schedule.

Treasury Stock

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. Upon vesting of these shares, Gateway issues

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares of unrestricted stock (subject to certain limitations on disposition) and provides cash for the remaining shares to assist the executives in meeting certain tax liabilities associated with such vesting. As of June 30, 2006, approximately 5.0 million of these shares have vested, of which Gateway issued 2.8 million shares of unrestricted stock. Gateway provided the employees cash for the remaining 2.2 million shares to assist with their related tax liabilities. Shares held-back to cover tax liabilities totaling $10.2 million, the fair market value of such shares on their respective vesting dates, are included in treasury stock. In the second quarter of 2006, Gateway repurchased from a Gateway executive 0.2 million shares totaling $0.3 million, their fair market value at the date of repurchase. Treasury stock is accounted for under the cost method and is available for issuance.

8. Commitments and Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at June 30, 2006, amounting to $16 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily secured by Gateway’s revolving credit facility.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Hewlett-Packard Patent Litigation

Gateway and certain of its affiliates and Hewlett-Packard Company and certain of its affiliates have been party to a number of intellectual property-related legal proceedings in various U.S. district courts and the International Trade Commission (“ITC”). On February 23, 2006, in a joint mediation session, the parties signed a binding term sheet in which both parties agreed to cross-license each other’s patent portfolios for a period of seven years and also agreed to dismiss all claims in litigation against the other company. On May 23, 2006, the parties executed a definitive cross-license agreement and settlement agreement, and subsequently filed a joint motion to dismiss the lawsuits and terminate the cases in various U.S. district courts and before the ITC. As of July 19, 2006, all claims and counterclaims pending in the U.S. district courts had been dismissed without prejudice and all cases pending in the ITC had been terminated.

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

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August 2004 and August 2005. No trial date has been set, but the trial is currently anticipated to occur in early 2007.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Gateway reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At least quarterly, Gateway reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The ultimate outcome of such matters cannot presently be determined or estimated. Gateway’s management believes that Gateway has sufficiently reserved for legal matters and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of its products and, in either case, its operating results and cash flows could be materially adversely affected.

9. Restructuring Charges

In 2004 and prior years, Gateway adopted restructuring plans to, among other things, reduce its workforce and close certain facilities, including its retail stores. The following table summarizes the status of these restructuring plans as of June 30, 2006 (in millions):

	Accrued December 31, 2005	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued June 30, 2006
Facilities/capital/operating assets	$26	—	$(8)	$—	$(1)	$17

Total	$26	$—	$(8)	$—	$(1)	$17

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are $17 million (approximately $3 million on a net basis after including anticipated proceeds from the sale of assets) and are projected to be paid as follows: $3 million for the remainder of 2006, $5 million in fiscal 2007 and $9 million thereafter.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Segment and Concentration Data

Gateway’s sales and operations are delineated by operating segments as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as legacy revenue streams from Gateway’s closed retail stores;

•	Professional—includes sales to educational institutions (K-12 and higher education), government entities (federal, state and local), medium-to-large businesses and third-party resellers, other than Retail;

•	Retail—includes sales through third-party retail channels, of both eMachines and Gateway-branded products; and

•	International—includes international retail sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenues from these segments are derived from sales of PC and non-PC products and services. Gateway evaluates the performance of its segments based on sales and contribution, and does not include segment assets or other income and expense items for management reporting purposes. Segment contribution includes selling, general and administrative expenses and other overhead charges directly attributable to the segment but excludes expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring charges.

The following table sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Direct	$76,987	$111,085	$185,671	$260,938
Professional	249,942	272,478	452,152	484,045
Retail (including International)	592,383	489,549	1,359,311	965,910

	$919,312	$873,112	$1,997,134	$1,710,893

Segment contribution:
Direct	$9,273	$8,208	$18,796	$21,273
Professional	(8,260)	18,137	(20,488)	24,392
Retail (including International)	17,233	26,349	58,370	53,378

	18,246	52,694	56,678	99,043
Non-segment expenses and other charges	(33,819)	(50,143)	(96,620)	(104,253)
Microsoft benefit (See Note 12)	8,625	15,069	17,250	15,069

Consolidated operating income (loss)	$(6,948)	$17,620	$(22,692)	$9,859

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Desktops	$473,727	$411,651	$1,026,893	$869,094
Mobiles	285,739	275,160	622,071	484,078
Servers and other	8,838	17,554	18,352	28,477

Total personal computers (PC)	768,304	704,365	1,667,316	1,381,649
Non-PC	151,008	168,747	329,818	329,244

Total net sales	$919,312	$873,112	$1,997,134	$1,710,893

Best Buy accounted for approximately 34% and 36% of total net sales for the first three and six months of 2006, respectively, and 32% and 31% for the same respective periods last year. Best Buy also accounted for approximately 23% of trade accounts receivable, net at June 30, 2006. Wal-Mart and related companies accounted for approximately 14% of trade accounts receivable, net at June 30, 2006.

11. Related Party Transactions

Gateway owns preferred stock in Alorica, Inc., a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers, that is convertible into approximately 17% of the common stock of Alorica. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web. Gateway implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and Alorica. Gateway paid approximately $14.6 million and $27.0 million to Alorica for services during the first three and six months of 2006, respectively and $13.3 million and $29.1 million for the same respective periods of 2005.

12. Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”). The Microsoft Agreement requires that Gateway use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Microsoft Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be definitively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. Gateway recognizes the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In the first three and six months in 2006, Gateway received and recognized $8.6 million and $17.3 million, respectively. For the three and six months ended June 30, 2005, Gateway received and recognized a total of $15.1 million. Per the Microsoft Agreement, Gateway expects to receive in cash $8.6 million quarterly through the end of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) in March 2006.

This Quarterly Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from our expectations include the factors described in Part 1, Item 1A “Risk Factors” of our 2005 Annual Report or that are otherwise described from time to time in our reports filed with the SEC after such Annual Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

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

Overview

Since Gateway’s founding in 1985, we have focused on marketing PCs and related products and providing personalized service at a price that represents value to consumers, businesses, government entities and educational institutions.

We manage our business through our three major business segments: Direct, Professional and Retail (which includes our International sales). Our strengths include our strong brand name recognition, our value-based product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Some of the key developments and achievements for the second quarter of 2006 include:

•	Revenue growth—Revenue amounted to $919 million in the second quarter, a 5% improvement over the second quarter of 2005. The increase was driven by market share gains in Retail.

•	PC Unit Volume/Market share growth—We sold 1,170,500 PC units in the second quarter, an increase of 16% over the second quarter of 2005. Gains were driven by strong Retail market share growth. Based on preliminary IDC data, Gateway was the fastest growing PC company in the U.S. among the top five vendors on a year-over-year basis.

•	Gateway Configuration Center—On May 17, 2006, we announced plans to open a manufacturing facility in Nashville, Tennessee. Scheduled to open by October 2006, the Nashville facility will allow the company to enhance its responsiveness to customer demands in the Professional and Direct segments.

•	Notebook and Monitor Sales Growth—In the second quarter, we continued to experience sales momentum with our notebook products and flat panel liquid crystal display (“LCD”) monitors. Notebook unit sales were up 44% in the second quarter of 2006 compared with the same period of 2005 and second quarter 2006 LCD monitor sales were up 38% over the second quarter of 2005.

•	Strong retail performance—Our products are now sold in more than 7,200 third-party retail stores throughout the United States and Canada. Overall net sales for the Retail segment increased 21% in second quarter of 2006 compared with the same period of 2005.

•	Continued International Expansion—We continued to add to the number of retail stores through which we sell our products in Japan, Mexico and the United Kingdom. Our products are now sold in nearly 3,000 international retail locations.

•	New Products—During the second quarter of 2006, we launched several new products and enhanced the existing lineup with the latest technology features. We introduced three new scaleable, high-capacity storage solutions as well as new Professional services for our business and institutional customers. We also enhanced our line of notebook products with the latest technology to increase performance and extend battery life—the Convertible Notebook incorporated Intel Centrino Duo Mobile technology and Core Duo processors, while we began shipping the Ultraportable Notebook with low-voltage Intel Core Solo processors. We extended our award-winning monitor line with a new 19-inch widescreen LCD to complement our best-selling 21-inch widescreen display. In addition to our Vista Capable Gateway PCs, we launched a complete new line of value-based, Vista Capable eMachines PCs for the back-to-school season. Finally, we upgraded our entire Direct line of notebook and desktop PCs with the latest technology.

•	Best Practices Center—In July we announced the opening of our in-house technical customer support center. The center will be located in our existing facility in North Sioux City, S.D. and will enable us to better serve our customers by bringing together state-of-the-art analytics, tools, technology and people to create service and support-related “best practices” that reinforce our long-standing commitment to continuous improvement on customer satisfaction. The center is expected to employ more then 130 people and in addition to enhancing our customer support services it will also provide our product development and quality assurance teams with field data and customer input that can be used to enhance current and future product offerings.

We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and maintaining and increasing gross margin percentages.

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

We offer our customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third parties is recognized at the time of sale, net of amounts due to the third party. Revenue from sales of extended warranties where we are the legal obligor is deferred and recognized on a straight-line basis over the warranty service period.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers and suppliers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer or supplier accounts and includes consideration of the credit worthiness and financial condition of those specific customers and suppliers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers and suppliers, and the aging of such receivables. If there is a deterioration of a major customer’s or supplier’s financial condition or we become aware of additional information related to the credit worthiness of a major customer or supplier, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy and Wal-Mart accounted for approximately 23% and 14%, respectively, of trade accounts receivable, net, as of June 30, 2006.

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

Non-Amortized Intangible Assets Including Goodwill

We capitalized $50 million related to the eMachines’ tradename and $156 million in goodwill in connection with our acquisition of eMachines in March 2004. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicated an event of impairment may have occurred or exist. Our fourth quarter review process utilizes the income method to estimate fair value based on a discounted future cash flow approach which relies on estimates about our future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on our weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our long-range planning process. A significant adverse change in our Retail business would result in a material impairment of these assets.

Microsoft Agreement

We receive funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”). The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. Although the Microsoft Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be definitively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. We received and recognized $40.5 million in 2005 and $17.3 million in the first six months of 2006. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008. If the company fails to incur sufficient qualifying spend or if Microsoft fails to fund such spend on a timely basis, this could result in a material adverse impact to the financial results because we would not be able to record the benefit.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Net sales	$919,312	$873,112	5.3%	$1,997,134	$1,710,893	16.7%
Gross profit	50,576	87,414	(42.1)	129,304	167,779	(22.9)
Percentage of net sales	5.5%	10.0%		6.5%	9.8%
Selling, general and administrative expenses	$66,149	$84,863	(22.1)	$169,246	$172,989	(2.2)
Percentage of net sales	7.2%	9.7%		8.5%	10.1%
Microsoft benefit	$8,625	$15,069	(42.8)	$17,250	$15,069	14.5
Percentage of net sales	0.9%	1.7%		0.9%	0.9%
Operating income (loss)	$(6,948)	$17,620	(139.4)	$(22,692)	$9,859	(330.2)
Percentage of net sales	(0.8)%	2.0%		(1.1)%	0.6%
Net income (loss)	$(7,680)	$17,188	(144.7)	$(20,017)	$12,002	(266.8)
PC units sold	1,171	1,009	16.0	2,550	1,950	30.8

Net Sales

Consolidated net sales of $919 million in the second quarter of 2006 represents a 5% increase over net sales of $873 million for the same period last year. This year-over-year increase reflects growth in our Retail segment ($103 million), which includes International, partially offset by declines in the Direct segment ($34 million) which reflect a continuing trend as we redefine our product and marketing strategy to focus on more fully featured solutions, as well as declines in Professional segment net sales ($23 million) predominantly due to market share erosion.

Consolidated net sales of $2.0 billion in the first six months of 2006 represents a 17% increase over net sales of $1.7 billion for the same period last year. This year-over-year increase reflects gains in the Retail segment ($393 million), partially offset by declines in the Direct segment ($75 million) again reflecting a continuing trend as we redefine our product and marketing strategy to focus on more fully featured solutions, as well as declines in the Professional segment ($32 million) predominantly due to market share erosion.

Total non-PC revenue, which includes sales of stand-alone monitors, software, peripherals, services and accessories, excluding consumer electronics (“CE”) represented 16% and 17% of revenue in the first three and six months of 2006, respectively, as compared with 18% in such time periods last year.

Unit shipments increased by 16% and 31% during the first three and six months of 2006, respectively, as compared with the same periods last year, due to growth in the Retail segment, partially offset by declines in the Direct and Professional segments.

Unit growth has significantly outpaced growth in net sales in 2006 due to the lower average unit prices for Gateway PCs in third-party retail channels. Average unit prices for PC hardware the first three and six months of 2006 were $656 and $654 as compared with $698 and $709 for the same periods last year.

According to preliminary International Data Corporation (“IDC”) market rankings, Gateway’s U.S. market share was 6.5% for the second quarter of 2006 as compared with 6.0% in the second quarter of 2005. Gateway was the fastest growing PC company in the U.S. among the top five vendors on a year-over-year basis.

Gross Profit

Gross profit was $51 million (5.5%) in the second quarter of 2006 as compared with $87 million (10.0%) for the same period last year. The year-over-year decrease in gross profit represents continued margin pressure in the Professional segment ($26 million), strong growth combined with lower margins in the Retail segment ($7.1 million), as well as decreased Direct business ($3.7 million).

Gross profit was $129 million (6.5%) in the first six months of 2006 as compared with $168 million (9.8%) for the same period last year. The year-over-year decrease in gross profit is largely attributable to continued margin pressure in the Professional segment ($41 million) and decreased Direct business ($7.0 million), partially offset by sales growth in the Retail segment ($10 million).

Selling, General and Administrative Expense

SG&A expense totaled $66 million, or 7.2% of net sales, in the second quarter of 2006 as compared with $85 million (including $0.9 million in restructuring expenses), or 9.7% of net sales for the same period last year. In addition to the decrease in restructuring expenses ($0.9 million), the reductions in SG&A expense in the second quarter of 2006 resulted from a decrease in the sales tax reserve ($8.4 million), reductions in marketing expense ($1.8 million), reductions in headcount costs ($5.8 million) and other cost controls ($1.8 million).

SG&A expense in the first six months of 2006 totaled $169 million (including $0.5 million in restructuring expenses), or 8.5% of net sales, as compared with $173 million (including $8.9 million in restructuring expenses), or 10.1% of net sales for the same period last year. In addition to the decrease in restructuring expenses ($8.5 million), the reductions in SG&A expense in the first half of 2006 resulted from a decrease in the sales tax reserve ($8.4 million), reductions in headcount costs ($4.0 million) and other cost controls ($4.3 million), partially offset by 2006 litigation settlement charges ($16.5 million), and increased marketing expense ($4.9 million).

Microsoft Agreement

In April 2005, we entered into the Microsoft Agreement that provides for Microsoft to make aggregate payments to us of $150 million (less $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. For the three and six months ended June 30, 2005, Gateway received and recognized a total of $15.1 million. In the first six months of 2006 we received and recognized $17.3 million. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	$3,157	$2,538	$5,834	$5,016
Gain (loss) on sales of investments	(30)	2,315	(66)	2,228
Gain on extinguishment of liabilities	—	—	—	1,229
Interest expense	(1,462)	(1,653)	(2,801)	(2,954)
Amortization of debt issuance costs	(398)	(413)	(795)	(826)
Foreign exchange gain (loss)	(2,270)	7	(1,282)	236
Other, net	(314)	(8)	30	(329)

Total	$(1,317)	$2,786	$920	$4,600

Other Income, net declined during the first three and six months of 2006 as compared with the same periods last year. The decline, which was primarily due to foreign exchange losses in the second quarter of 2006 and a $2 million gain on the sale of a single investment during the second quarter of 2005, was partially offset by higher interest income resulting from higher interest rates and reduced interest expenses attributable to early payment discounts.

Income Taxes

We recorded a net tax benefit of $0.6 million and $1.8 million in the first three and six months of 2006, compared to a net tax expense of $3.2 million and $2.5 million in the first three and six months of 2005. We are subject to ongoing audits from various taxing authorities and believe we have adequately provided for income tax issues not yet resolved. As of June 30, 2006, approximately $103 million has been accrued to provide for such matters. We are in the process of concluding a portion of these audits and believe a resolution will be reached in 2006. Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Segment Performance

The following table presents our net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Net sales:
Direct	$76,987	$111,085	(30.7)%	$185,671	$260,938	(28.8)%
Professional	249,942	272,478	(8.3)	452,152	484,045	(6.6)
Retail (including International)	592,383	489,549	21.0	1,359,311	965,910	40.7

	$919,312	$873,112	5.3	$1,997,134	$1,710,893	16.7

Segment contribution:
Direct	$9,273	$8,208	13.0	$18,796	$21,273	(11.6)
Professional	(8,260)	18,137	(145.5)	(20,488)	24,392	(183.9)
Retail (including International)	17,233	26,349	(34.6)	58,370	53,378	9.4

	18,246	52,694	(65.4)	56,678	99,043	(42.7)
Non-segment expenses and other charges	(33,819)	(50,143)	(32.6)	(96,620)	(104,253)	7.3
Microsoft benefit	8,625	15,069	(42.8)	17,250	15,069	14.5

Consolidated operating income (loss)	$(6,948)	$17,620	(139.4)	$(22,692)	$9,859	(330.2)

Direct

The Direct segment, comprised of sales to consumers and small businesses generated via our phone and web centers, delivered net sales of $77 million on PC unit shipments of 36,000 during the second quarter of 2006 compared to net sales of $111 million on unit sales of 48,000 for the same period last year. For the first six months of 2006, net sales totaled $186 million on unit shipments of 94,000 as compared with $261 million on unit shipments of 124,000 for the same period last year. The declines in net sales are primarily due to changes in marketing strategies as we transition from a focus on products with relatively low opening price points to more fully-featured solutions.

Direct segment contribution improved to $9 million in the second quarter of 2006 as compared with $8 million for the same period last year. This improvement stems from reduced selling costs. During the first six months of 2006, segment contribution declined to $19 million as compared with $21 million for the same period last year, primarily due to changes in product and marketing strategies.

Professional

The Professional segment, comprised of sales to educational institutions (K-12 and higher education), government entities (federal, state and local), medium-to-large businesses and third-party resellers, delivered net sales of $250 million on PC unit shipments of 186,000 during the second quarter of 2006 as compared with $272 million on unit shipments of 211,000 for the same period last year. For the first six months of 2006, net sales totaled $452 million on unit shipments of 344,000 as compared with $484 million on unit shipments of 359,000 for the same period last year. The declines were primarily due to greater selectivity in contract bidding as well as market share erosion.

Professional segment contribution loss totaled $8 million and $20 million during the first three and six months of 2006, respectively, as compared with contribution income of $18 million and $24 million for the same respective periods last year. The decreases reflect a $10 million increase in warranty and royalty reserves in the second quarter of 2006 as well as margin pressures.

Retail (including International)

The Retail segment, comprised of third-party domestic and international retail, delivered net sales of $592 million on PC unit shipments of 949,000 during the second quarter of 2006 as compared with $490 million on unit shipments of 750,000 for the same period last year. Retail segment net sales for the first six months of 2006 totaled $1,359 million on unit shipments of 2,112,000 as compared with $966 million on unit sales of 1,468,000 for the same period last year. The net sales increases reflect the continued success of Gateway-branded products as well as growth in our International business.

Retail segment contribution for the first three and six months of 2006 was $17 million and $58 million, respectively, as compared with $26 million and $53 million for the same respective periods last year. The declines reflect lower gross margins due to execution issues, offset by $4.8 million in net reduction of rebate and royalty reserves.

Non Segment Expenses and Other Charges

Non-segment expenses and other charges are the costs excluded from our operating segments and primarily consist of general and administrative expenses that are managed on a corporate-wide basis. Non-segment expenses and other charges for the first three and six months of 2006 decreased by $16 million and $8 million as compared with the same periods in the prior year, respectively, due primarily to reductions in sales tax reserves, reduced marketing spending and other cost controls.

Major Product Groups

The following table summarizes our net sales by major product group (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	As %	2005	As %	2006	As %	2005	As %
Desktops	$473,727	52%	$411,651	47%	$1,026,893	51%	$869,094	51%
Mobiles	285,739	31	275,160	32	622,071	31	484,078	28
Servers and other	8,838	1	17,554	2	18,352	1	28,477	2

Total personal computers (PC)	$768.304	84	$704,365	81	$1,667,316	83	$1,381,649	81
Non-PC	151.008	16	168,747	19	329,818	17	329,244	19

Total net sales	$919,312	100	$873,112	100	$1,997,134	100	$1,710,893	100

Sales of personal computer products represented approximately 84% and 81% of total net sales for the second quarters of 2006 and 2005, respectively, and 83% and 81% of total net sales for the first six months of 2006 and 2005, respectively. As a percentage of total net sales, sales of notebook computers increased three percentage points during the first six months of 2006 relative to the same period in the prior year due to our efforts to focus on the notebook computer market and acceptance of our Gateway-branded products in third-party retail.

Sales of non-PC products represented approximately 16% and 17% of total net sales during the first three and six months of 2006, as compared with 19% for the same periods in the prior year. These declines are primarily due to decreasing unit sales in Direct, which generally yields a higher percentage of non-PC sales than other segments. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system, networking products and services and consumer electronics products from prior periods.

Liquidity and Capital Resources

Our working capital requirements are satisfied from our available cash from operations, funds available to us under a revolving credit facility and trade credit provided by our suppliers. Our cash and marketable securities balance has decreased during the second quarter and the first half of 2006 due to operating losses and litigation settlements experienced during those periods. We ended the second quarter 2006 with $525 million in cash and marketable securities, a decrease of $61 million, as compared with $586 million at the end of 2005.

Our cash position varies during any particular period, but typically increases at quarter-end due to our focus on the management of our accounts receivable, inventory, accounts payable and credit facility balances. Over the past few quarters we have reduced, and we plan to continue to reduce, our days in accounts payable as part of an overall strategy to improve our supplier relations. Our efforts to reduce days in accounts payable, combined with possible lower credit facility borrowings will likely result in reduced cash balances in future quarters.

During the first six months of 2006, we liquidated a net $49 million in marketable securities to pay for litigation settlements in the first and second quarters of 2006. During the first six months of 2006, we received $4 million in proceeds from the sale of a facility. Approximately $41 million was used in operations during the six months ended June 30, 2006.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	June 30, 2006	December 31, 2005
Cash and marketable securities	$524,529	$585,688
Days of sales in accounts receivable (a)	32	28
Days inventory on hand (b)	16	19
Days in accounts payable (c)	(63)	(67)

Cash conversion cycle before days in supplier receivables	(15)	(20)
Days in supplier receivables (d)	15	19

Cash conversion cycle (e)	0	(1)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	We purchase selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resell the raw materials to original design manufacturers to incorporate into products being manufactured for us. The receivable from the sale of the raw materials to the original design manufacturer is recorded in other current assets as we do not currently have any contractual rights of offset between its payables and receivables from its original design manufacturers. Supplier receivables amounted to $146 million and $214 million at June 30, 2006 and December 31, 2005, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of sales divided by the number of days in the quarter.
(e)	The cash conversion cycle is the sum of days in accounts receivable, inventory on hand and in supplier receivables less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Our goal is to reverse the negative cash flows from operations through aggressive defense of litigation matters to minimize or avoid settlement charges, SG&A cost reductions, improving the financial results of the Direct and Professional business segments, in particular improving product sales and margins, and maintaining the profitability of the Retail and International business segments. In addition, we need to maintain good relations with our major suppliers as they provide a portion of liquidity through trade credit terms. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our sources of capital will be sufficient to fund anticipated working capital requirements, restructuring actions, capital expenditures and cash required for other activities for at least the next 12 months. However, our current revolving credit facility described above has certain covenants, which we are currently renegotiating, that may restrict how we are able to use our funds. Also, cash flow from future operations and investing activities and the precise amount and timing of our future financing needs are uncertain. Future cash flow will depend on a number of factors, including our ability to achieve the goals set forth in the preceding paragraph, and those factors set forth in Item 1A—Risk Factors of Part II of our 2005 Form 10-K. Should we be unable to meet our cash needs from our current sources of capital, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources, or maintain current credit lines with vendors.

Microsoft Agreement

In April 2005, we entered into the Microsoft Agreement that provides for Microsoft to make aggregate payments to us of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. As part of the Microsoft Agreement, we are required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development, and testing of our new products that run Microsoft products. We expect to receive $8.6 million quarterly through the end of 2008 in cash from Microsoft under this agreement.

Trade Credit

Our accounts payable balance owed to suppliers as of June 30, 2006 was $601 million, as compared to $762 million as of December 31, 2005. Our access to trade credit is, in part, dependent on our ability to operate profitably. A significant change in trade credit terms available from suppliers would require us to commit more of our cash reserves to support our working capital requirements. Further, a reduction of our cash reserves would reduce or eliminate the amount we are able to borrow under our revolving credit facility, which is described below.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. As of June 30, 2006, we had borrowings outstanding under this credit agreement of $50 million bearing interest at 7.25%, had utilized $16 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $65 million. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of certified cash and marketable securities. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable.

We issued $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 5 to the Consolidated Financial Statements.

Restructuring Obligations

We have approximately $17 million in remaining cash outlays (approximately $3 million on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring activities. These amounts primarily represent ongoing lease obligations associated with excess facilities and the retail stores closed in April 2004. The eventual timing and amounts of net restructuring outlays are dependent upon the timing and proceeds levels that may be generated through the sale of assets.

Income Taxes Payable

We are subject to ongoing audits from various taxing authorities and believe we have adequately provided for income tax issues not yet resolved. As of June 30, 2006, approximately $103 million has been accrued to provide for such matters. We are in the process of concluding a portion of these audits and believe a resolution will be reached in 2006. Based on a consideration of all relevant facts and circumstances, we do believe the ultimate resolution of tax issues for all open tax periods will not have a materially adverse effect upon its future results of operations. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2005 Annual Report on Form 10-K except for supplier purchase commitments. We utilize several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by us typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $173 million at June 30, 2006.

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

Related Party Transactions

We own preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to us and our customers. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as our Senior Vice President of Information Technology/Web. We implemented additional procedures to provide for independent senior management review of any commercial relationships between us and Alorica. We paid approximately $15 million and $27 million to Alorica for services during the first three and six months of 2006, respectively and $13 million and $29 million for the same respective periods of 2005.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on our consolidated results of operations and financial position.

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

ITEM 1A. RISK FACTORS

In addition to other information contained in this Quarterly Report, readers are directed to the “Risk Factors” section of our 2005 Annual Report on Form 10-K and the following factors for a description of material risks facing us. These factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report.

If we cannot return to profitability and we incur significant net losses or negative cash flows, the business could fail.

We experienced net losses in the years ended December 31, 2003 and 2004 of $515 million and $568 million, respectively, and net income of $6 million in 2005. We also experienced net losses of $7.7 million and $20.0 million in the three and six months ended June 30, 2006, respectively, and we cannot guarantee when or if we will return to profitability. Additional significant net losses would materially adversely affect Gateway’s financial condition, results of operations and cash flows.

Our cash and marketable securities balances have declined since the first quarter of 2004 from historically higher levels due to the eMachines acquisition, restructuring our company, working capital usage in support of expanding our Retail business, litigation costs and settlements, and other operating, investing and financing activities. We may be unable to generate positive cash flow, which would result in declining cash and marketable securities balances. While we believe we will have sufficient cash and financial flexibility to meet our operational cash needs for at least the next twelve months, if we are unable to maintain sufficient liquidity, our future results of operations and financial condition would be adversely impacted. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

Information technology systems integration issues could disrupt our internal operations, which could have significant adverse effects on our profitability and/or may have a material effect on our internal controls over financial reporting.

We are implementing a new enterprise resource planning (“ERP”) system, as well as order capture and customer service applications, and continue to develop and modify certain of our other systems. We have experienced development and implementation delays with certain projects, and we may experience interruptions in availability of portions of our information technology infrastructure, additional delays in development and implementation, or unanticipated system errors. We may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our financial operations and otherwise efficiently operate our business, which could have significant adverse effects on our profitability.

We plan to implement a significant portion of the ERP during the second half of 2006 which would impact a number of our internal and reporting controls. Due to the implementation taking place late in our reporting calendar it may not allow us enough time to test, correct and retest a certain number of these controls. While we believe we have adequately planned for the implementation and review of all noted controls, no assurance can be made that we will meet all the requirements of these controls prior to the filing of our 2006 annual financial reports. As such, it is very possible that we may report a significant deficiency or material weakness in our internal and reporting controls for our 2006 financials.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	—	—	—	—
May 1-31, 2006	—	—	—	—
June 1-30, 2006	167,665	$1.67	—	—

Total	167,665	$1.67	—	—

We repurchased 167,665 shares of common stock in a private transaction from a Gateway executive at a price equal to the market price on June 5, 2006, the date of purchase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) Our Annual Meeting of Stockholders was held on May 17, 2006 in Costa Mesa, California.

(b) At our 2006 Annual Meeting of Stockholders, an election of Class I directors was held with the following individuals being elected to our Board of Directors:

Name	Voted For	Votes Withheld
Janet M. Clarke	314,348,032	8,816,424
Quincy L. Allen	317,531,497	5,632,959

(c) At our 2006 Annual Meeting of Stockholders, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2006 was ratified. There were 320,671,811 votes cast for such ratification, 842,506 votes cast against and 1,650,139 abstentions.

ITEM 6. EXHIBITS

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

GATEWAY, INC.

Date: August 4, 2006	By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: August 4, 2006	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)