Form 10-Q
period 2006-09-30
GATEWAY INC
filed 2006-11-03
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006 there were 371,753,348 shares of our Common Stock, $.01 par value per share, outstanding. As of November 1, 2006 there were no shares of our Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended September 30, 2006

I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and nine months ended September 30, 2006 and 2005

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net sales	$963,162	$1,018,973	$2,960,296	$2,729,866
Cost of goods sold	889,792	934,280	2,757,622	2,477,394

Gross profit	73,370	84,693	202,674	252,472
Selling, general and administrative expenses	74,066	77,557	243,312	250,546
Microsoft benefit	8,625	11,629	25,875	26,698

Operating income (loss)	7,929	18,765	(14,763)	28,624
Other income net	2,086	323	3,007	4,923

Income (loss) before income taxes	10,015	19,088	(11,756)	33,547
Benefit (provision) for income taxes	8,155	(4,027)	9,910	(6,484)

Net income (loss)	$18,170	$15,061	$(1,846)	$27,063

Net income (loss) per share—basic and diluted (See Note 1)	$0.05	$0.04	$(0.00)	$0.07

Weighted average shares outstanding:
Basic	371,846	371,166	373,669	371,171

Diluted	407,612	406,354	373,669	372,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2006 and December 31, 2005

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$348,351	$422,488
Marketable securities	80,862	163,200
Accounts receivable, net of allowance for doubtful accounts of $2,428 and $2,252 at September 30, 2006 and December 31, 2005, respectively	287,439	345,288
Inventory	121,900	219,344
Receivables from suppliers	167,843	213,901
Other	244,472	209,851

Total current assets	1,250,867	1,574,072
Property, plant and equipment, net	94,266	83,156
Intangible assets, net	64,220	39,462
Goodwill and non-amortizable intangible assets	205,219	205,219
Other assets, net	27,623	19,156

	$1,642,195	$1,921,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$25,000	$50,000
Accounts payable	515,659	761,895
Accrued expenses	179,028	178,066
Warranty	46,341	34,615
Restructuring	15,251	25,897
Other accrued liabilities	15,210	10,533
Accrued royalties	77,456	68,216
Deferred revenue	33,174	57,834
Income taxes	109,273	113,918
Other current liabilities	2,193	3,993

Total current liabilities	1,018,585	1,304,967
Senior convertible notes	300,000	300,000
Deferred revenue	18,236	33,226
Warranty	13,644	2,425
Deferred tax liabilities	19,840	19,840
Other long-term liabilities	15,929	5,334

Total liabilities	1,386,234	1,665,792

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 377,101 and 377,239 shares issued at September 30, 2006 and December 31, 2005, respectively	3,771	3,773
Additional paid-in capital	973,209	971,761
Treasury stock, at cost 5,225 and 4,061 shares at September 30, 2006 and December 31, 2005, respectively	(26,223)	(23,253)
Deferred stock-based compensation	(3,675)	(6,352)
Accumulated deficit	(689,732)	(687,886)
Accumulated other comprehensive loss	(1,389)	(2,770)

Net stockholders’ equity	255,961	255,273

	$1,642,195	$1,921,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2006 and 2005

(in thousands)

	Nine months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,846)	$27,063
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-downs of property and equipment	1,176	11,608
Depreciation and amortization	20,443	31,558
Stock based compensation	4,119	10,545
Provision for doubtful accounts receivable	2,525	4,501
Gain (loss) on sale of investments	96	(1,725)
Other, net	149	1,287
Changes in operating assets and liabilities:
Accounts receivable	55,324	16,474
Inventory	97,444	3,749
Receivables from suppliers	46,058	(148,279)
Other assets	(66,195)	(49,846)
Accounts payable	(248,788)	194,982
Accrued liabilities	1,222	(68,741)
Accrued royalties	9,240	40,052
Other liabilities	(24,282)	(71,403)

Net cash provided by (used in) operating activities	(103,315)	1,825

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	150,497	138,425
Purchases of available-for-sale securities	(67,012)	—
Capital expenditures	(32,763)	(17,489)
Proceeds from sale of property, plant and equipment	3,731	13,875

Net cash provided by investing activities	54,453	134,811

Cash flows from financing activities:
Net payments on line of credit	(25,000)	—
Repurchase of treasury stock	(280)	—
Proceeds from common stock option exercises	5	696

Net cash provided by (used in) financing activities	(25,275)	696

Net increase (decrease) in cash and cash equivalents	(74,137)	137,332
Cash and cash equivalents, beginning of period	422,488	327,793

Cash and cash equivalents, end of period	$348,351	$465,125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of restricted shares not converted to unrestricted shares upon vesting (see Note 7)	$2,690	$7,489

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$151	$1,781
Cash paid for interest	$3,431	$4,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Gateway, Inc. (“Gateway”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments necessary to fairly state the condensed consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed below and restructuring charges. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Gateway and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in Gateway’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Marketable Securities

Included in marketable securities as of September 30, 2006 are unrealized losses of approximately $1.1 million related to securities that have been in an unrealized loss position for greater than 12 months. The underlying securities are primarily federal, state and municipal, mortgage-backed and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity and for this reason, no other-than-temporary impairment charge was recorded during the third quarter of 2006.

Revenue Recognition

Gateway recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from third party revenue

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sharing agreements is recognized as the services are provided based on subscriber counts as reported to Gateway by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

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

Adoption of New Accounting Pronouncement

SFAS No. 154, Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. Gateway adopted SFAS 154 during the first quarter of 2006 and such adoption did not impact Gateway’s consolidated results of operations or financial position.

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

Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Financial Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Gateway adopted FIN 47 during the first quarter of 2006 and such adoption did not impact Gateway’s consolidated results of operations or financial position.

SFAS No. 123-R, Share-Based Payment

Prior to January 1, 2006 Gateway accounted for share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” Gateway generally recorded no employee compensation expense for options granted prior to January 1, 2006 as options granted had exercise prices equal to the fair market value of the common stock on the date of grant. In accordance with SFAS No. 123, Gateway disclosed in its footnotes its net income and earnings per share as if Gateway had applied the fair value-based method in measuring compensation expense for its share-based incentive awards.

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

Gateway estimates the fair value of options granted using the Black-Scholes option valuation model. Gateway estimates the volatility of its common stock at the date of grant based on historical volatility rate, consistent with SFAS No. 123-R and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The dividend yield assumption is zero based on Gateway’s historical dividend payment patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of Gateway’s employee options. Gateway uses historical volatility and the availability and reliability of historical option exercise to estimate expected option term. Gateway uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, Gateway amortizes the fair value on a straight-line basis over the vesting period of the options. Gateway used the following assumptions to estimate the fair value of share-based payment awards for the three and nine months ended September 30, of 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free interest rate	4.9%	4.0%	4.8%	4.0%
Expected volatility	57%	61%	56%	68%
Expected option term	3.5 years	3.5 years	3.5 years	3.5 years

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway recorded $1.1 and $2.0 million in share-based compensation expense for stock options and $1.1 and $2.4 million in share-based compensation expense for restricted stock awards (see Note 7) for the three and nine months ended September 30, 2006, respectively. The following table illustrates the effect on Gateway’s net income and earnings per share for the three and nine months ended September 30, 2005 as if Gateway had applied the fair value recognition provisions of SFAS No. 123-R to share-based compensation using the Black-Scholes option valuation model (in thousands):

	Three Months Ended September 30, 2005	Nine months Ended September 30, 2005
Net income attributable to common stockholders—as reported	$15,061	$27,063
Add: compensation expense included in net income	2,785	10,545

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,118)	(35,162)

Net income (loss) attributable to common stockholders—pro forma	$9,728	$2,446

Net income per share—as reported:
Basic and diluted	$0.04	$0.07

Net income (loss) per share—pro forma:
Basic and diluted	$0.03	$0.01

The decrease in share-based compensation expense for stock options for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is primarily due to Gateway’s acceleration of the vesting of all stock options with an exercise price in excess of $2.84 in October 2005. In September 2006, Gateway issued 2.2 million stock options to the new Chief Executive Officer.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS Nos. 133 and 140”. This Statement amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has not yet completed its evaluation of the impact of adopting SFAS No. 155.

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

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material effect on its results of operations or financial position.

2. Comprehensive income

Comprehensive income for Gateway includes net income (loss), foreign currency translation adjustments and net unrealized losses on available-for-sale securities. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Comprehensive income:
Net income (loss)	$18,170	$15,061	$(1,846)	$27,063
Foreign currency translation adjustments	(535)	374	138	658
Unrealized gain (loss) on available-for-sale securities, net	595	(113)	1,243	(4,107)

	$18,230	$15,322	$(465)	$23,614

The components of other comprehensive loss as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
Accumulated other comprehensive loss:
Foreign currency translation	$(888)	$(1,025)
Unrealized loss on available for sale securities, net of tax	(501)	(1,745)

	$(1,389)	$(2,770)

GATEWAY, INC.

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

	September 30, 2006	December 31, 2005
Inventory:
Components and subassemblies	$47,548	$100,430
Finished goods	100,081	147,801
Inventory reserves	(25,729)	(28,887)

Total inventory	$121,900	$219,344

Receivables from suppliers	$167,843	$213,901

Other current assets:
Prepaid expenses	60,603	67,162
Assets held for sale	15,352	9,162
Vendor rebates	56,915	72,707
Financial instruments	61,514	12,272
Other	50,088	48,548

Other current assets	$244,472	$209,851

Property, plant and equipment, net:
Land	$1,904	$1,904
Leasehold improvements	6,574	6,344
Buildings	29,516	40,149
Construction in progress	50,562	23,103
Software	254,468	248,325
Office and production equipment	146,780	152,350
Furniture and fixtures	7,398	12,047
Vehicles	313	313

	497,515	484,535

Less: Accumulated depreciation and amortization	(403,249)	(401,379)

Property, plant and equipment, net	$94,266	$83,156

The decrease in inventory is attributable to better inventory management, seasonality and increased focus on refurbishment sales. The decrease in “Receivables from suppliers” as of September 30, 2006 is due to an increased focus on collecting balances due and reduced sales of components to suppliers. The increase in assets held for sale is primarily related to the reclassification of a facility from property, plant and equipment in the second quarter, offset by the sale of certain facilities during the first quarter of 2006. Additionally, impairment charges of $0.5 million were recorded during the first quarter of 2006, primarily related to a facility being actively marketed that has been classified as held for sale. The decrease in vendor rebates receivable is primarily due to effective collections and a lower level of related rebate activity. Financial instruments increased primarily due to increases related to international currency hedges ($49 million for the nine months ended September 30, 2006), for which there is a corresponding increase under the accrued expenses caption on the balance sheet.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total depreciation expense was $4.9 million and $14.9 million for the three and nine months ended September 30, 2006, respectively, and $6.5 million and $26.5 million for the same periods of 2005.

	September 30, 2006	December 31, 2005
Intangible assets (amortizable), net:
Customer relationships	$99,000	$99,000
License portfolio	30,277	—
Accumulated amortization	(65,057)	(59,538)

Intangible assets (amortizable), net	$64,220	$39,462

Goodwill and non-amortizable intangible assets:
Non-amortizable intangible assets (trademarks and tradenames)	$49,600	$49,600
Goodwill	155,619	155,619

Goodwill and non-amortizable intangible assets	$205,219	$205,219

During the second quarter of 2006, Gateway and Hewlett-Packard executed a definitive cross-license agreement of which $30.3 million applied to a seven year license. During the fourth quarter of 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the assets’ use, resulting in additional amortization expense of $1.1 million for the three and nine months ended September 30, 2005. Total intangible asset amortization expense was $2.3 million and $5.5 million for the three and nine months ended September 30, 2006, respectively and $1.2 million and $5.1 million (including the $1.1 million in accelerated amortization) for the same respective periods of 2005.

4. Warranty Liability and Deferred Revenue

Warranty Liability

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including actively monitoring and evaluating the quality of suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. During the second quarter, Gateway reviewed its assumptions including warranty relief rate patterns and modified its estimates of warranty liability, resulting in an aggregate $10 million of warranty obligation in the second and third quarters of 2006. The remaining increase in warranty accruals for the nine months ended September 30, 2006 as compared to 2005 is due to an increased number of units in warranty coverage due to increased sales volume. A summary of changes in Gateway’s accrued warranty liability, which is included in accrued liabilities and long-term liabilities, is as follows (in thousands):

	Nine months Ended September 30,
	2006	2005
Accrued warranty, beginning of the period	$37,040	$19,291
Accruals for warranties during the period	64,152	40,128
Settlements made	(41,207)	(28,587)

Accrued warranty, end of the period	$59,985	$30,832

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

A schedule of additions to extended warranty deferred revenue, which is included in other current liabilities and long-term liabilities, and recognition of extended warranty revenue is as follows (in thousands):

	Nine months Ended September 30,
	2006	2005
Extended warranty deferred revenue, beginning of the period	$87,806	$178,381
Additions to extended warranty deferred revenue	8,883	19,086
Extended warranty revenue recognition	(47,556)	(92,698)

Extended warranty deferred revenue, end of the period	$49,133	$104,769

5. Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation of Gateway to maintain at all times $150 million of certified cash and marketable securities. Gateway is currently renegotiating these covenants toward increasing financial flexibility and believes it will be successful in doing so. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable. During the second quarter of 2005, Gateway restructured approximately $51 million of its letters of credit, guarantees, and controlled accounts which had previously been secured by restricted cash on deposit with financial institutions to letters of credit and guarantees secured by a $46 million utilization of the letter of credit line under this revolving credit facility. As of September 30, 2006, Gateway had borrowings outstanding under this credit agreement of $25 million bearing interest at 7.25%, had utilized $16 million of borrowing capacity under the letter of credit line and had a remaining borrowing availability of $73 million.

In December 2004, Gateway completed the sale of $300 million aggregate principal amount of senior convertible notes through a private placement to institutional investors, including $150 million aggregate principal amount of 1.50% senior convertible notes due December 31, 2009 and $150 million aggregate principal amount of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of Gateway and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 principal amount of notes is convertible into 115.8749 shares of Gateway common stock based on a conversion price of $8.63, or approximately 34.8 million shares in aggregate, at any time prior to the close of business on the

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

business day immediately prior to scheduled maturity. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Gateway may deliver cash, common shares or a combination of both in settlement of its obligations upon conversion of notes. Noteholders who elect to convert upon the occurrence of a “fundamental change”, which is any transaction in which 90% or more of Gateway’s common stock is exchanged for, converted into, or acquired for consideration which is not at least 90% common stock that is listed on a United States national securities exchange. The conversion rate also may be adjusted upon the occurrence of a fundamental change. Gateway may not redeem the notes prior to maturity, but noteholders may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of a fundamental change or if Gateway’s common stock ceases to be listed on a United States national securities exchange. Interest is payable semi-annually each June 30 and December 31.

Interest expense (including amortization of debt issue costs and line of credit expenses) was $2.1 million and $6.1 million for the three and nine months ended September 30, 2006, respectively, and $2.2 million and $6.5 million for the same respective periods in 2005.

6. Income Taxes

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax benefit of $8.2 million and $9.9 million in the three and nine months ending September 30, 2006, primarily representing the reversal of previously accrued tax liabilities ($10.0 million and $21.0 million, respectively) resulting from tax authority settlements offset by foreign and state tax accruals, and interest accruals relating to previously accrued liabilities. The reversal of previously accrued tax liabilities represents a formal reduction in tax assessed by the Internal Revenue Service with respect to international issues under audit. This assessment is subject to review by the Joint Committee on Taxation. Gateway believes the review performed by the Joint Committee will not adversely impact the recognition of tax benefit recorded for this agreement. Gateway recorded a net tax expense of $4.0 million and $6.5 million in the three and nine months ending September 30, 2005, primarily representing accrued interest on income taxes payable related to certain tax matters that Gateway is contesting.

Gateway is subject to ongoing audits from various taxing authorities and believes it has adequately provided for income tax issues not yet resolved. As of September 30, 2006, approximately $95 million has been accrued to provide for such matters. Gateway is in the process of concluding a substantial portion of these audits and believes a favorable resolution will be reached for the majority of the accrual in the fourth quarter of 2006 or early 2007. Gateway anticipates that such resolution may benefit our reported net income for these periods and may increase our reported working capital. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

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

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net income (loss) attributable to common shareholders—basic	$18,170	$15,061	$(1,846)	$27,063
Interest expense on convertible debt	1,313	1,037	—	—

Net income (loss) attributable to common shareholders—diluted	$19,483	$16,098	$(1,846)	$27,063

Weighted average shares outstanding—basic	371,846	371,166	373,669	371,171
Shares issuable upon conversion of senior convertible notes	34,762	34,762	—	—
Employee and director stock options	1,004	426	—	831

Weighted average shares outstanding—diluted	407,612	406,354	373,669	372,002

Net income (loss) per share—basic	$0.05	$0.04	$(0.00)	$0.07
Net income (loss) per share—diluted	$0.05	$0.04	$(0.00)	$0.07

Weighted average shares outstanding—diluted for nine months ended September 30, 2006 excludes 34.8 million shares issuable upon conversion of the senior convertible notes. Gateway has also excluded from net income (loss) per share—diluted, 30.5 million shares and 52.9 million shares for the three months ended September 30, 2006 and 2005, respectively, and 29.7 million shares and 54.3 million shares for the nine months ended September 30, 2006 and 2005, respectively, related to employee and director stock options which have exercise prices greater than the average market price of the shares of common stock for those periods. These shares are excluded for these periods as their effect on net income (loss) per share—diluted is anti-dilutive.

Deferred Stock-Based Compensation

In March 2004, Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million in the quarter. Of the remaining 2.4 million shares, 2.1 million shares vested on January 1, 2006 and the remaining 0.3 million shares vest on January 1, 2007. Deferred stock-based compensation was $3.7 million as of September 30, 2006.

In March 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to an executive as a discretionary bonus. In September 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to Gateway’s new Chief Executive Officer as a sign-on bonus. These amounts were recorded as deferred stock-based compensation and will be amortized to compensation expense in accordance with their vesting schedules.

Treasury Stock

Gateway has repurchased shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. Upon vesting of these shares, Gateway issues shares of unrestricted stock (subject to certain limitations on disposition) and provides cash for the remaining shares to assist the executives in meeting certain tax liabilities associated with such vesting. As of September 30, 2006, approximately 5.0 million of these shares have vested, of which Gateway issued 2.8 million shares of unrestricted stock. Gateway provided the employees cash for the remaining 2.2 million shares to assist with their related tax liabilities. Shares held-back to cover tax liabilities totaling $10.2 million, the fair market value of such shares on their respective vesting dates, are included in treasury stock. In the second quarter of 2006, Gateway repurchased from a Gateway executive 0.2 million shares totaling $0.3 million, their fair market value at the date of repurchase. Treasury stock is accounted for under the cost method and is available for issuance.

8. Commitments and Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at September 30, 2006, amounting to $16 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily secured by Gateway’s revolving credit facility.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Rattner v. Snyder, et al. is a derivative action filed on September 6, 2006, in California State Superior Court, County of Orange, against Gateway as a nominal defendant and against individual members of Gateway’s board of directors. The suit alleges that Board members breached their fiduciary duties in connection with the Gateway’s September 1, 2006 announcement that it had rejected an earlier offer by shareholder Lap Shun “John” Hui to acquire Gateway’s retail operations for approximately $450 million. The complaint seeks unspecified damages and declaratory relief.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia, and which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, asserting the same patents against each company. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the Court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is complete. The three actions have been consolidated into five

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

separate trials, in which a different group of patents will be tried to each jury. The first trial that involves Gateway is scheduled to begin on March 19, 2007 (an earlier trial in January 2007 will involve only Dell and Microsoft and is related to audio patents not asserted against Gateway), and the last trial is scheduled to begin on July 16, 2007.

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

9. Restructuring Charges

In 2004 and prior years, Gateway adopted restructuring plans to, among other things, reduce its workforce and close certain facilities, including its retail stores. The following table summarizes the status of these restructuring plans as of September 30, 2006 (in millions):

	Accrued December 31, 2005	Charges	Cash Settlements	Non-Cash Settlements	Adjustments	Accrued September 30, 2006
Facilities/capital/operating assets	$26	—	$(10)	$—	$(1)	$15

Total	$26	$—	$(10)	$—	$(1)	$15

Approximate future cash outlays for all restructuring plans, representing primarily lease liabilities on closed facilities, are $15 million (approximately zero on a net basis after including anticipated proceeds from the sale of assets) and are projected to be paid as follows: $1 million for the remainder of 2006, $5 million in fiscal 2007 and $9 million thereafter.

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Segment and Concentration Data

Gateway’s sales and operations are delineated by operating segments as follows:

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as legacy revenue streams from Gateway’s closed retail stores;

•	Professional—includes sales to educational institutions (K-12 and higher education), government entities (federal, state and local), medium-to-large businesses, value-added resellers and certain other resellers;

•	Retail—includes sales through third-party retail channels of both eMachines and Gateway-branded products; and

•	International—includes international retail sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The following table sets forth summary information by segment (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net sales:
Direct	$74,553	$132,328	$260,224	$393,266
Professional	262,617	286,137	714,769	770,182
Retail (including International)	625,992	600,508	1,985,303	1,566,418

	$963,162	$1,018,973	$2,960,296	$2,729,866

Segment gross profit:
Direct	$12,547	$27,316	$53,644	$75,398
Professional	34,319	28,275	53,040	88,295
Retail (including International)	26,504	29,102	95,990	88,779

	$73,370	$84,693	$202,674	$252,742

Segment contribution:
Direct	$353	$14,672	$19,150	$35,945
Professional	18,158	7,840	(2,330)	32,232
Retail (including International)	20,893	26,569	79,263	79,947

	39,404	49,081	96,083	148,124
Non-segment expenses and other charges	(40,100)	(41,945)	(136,721)	(146,198)
Microsoft benefit (See Note 12)	8,625	11,629	25,875	26,698

Consolidated operating income (loss)	$7,929	$18,765	$(14,763)	$28,624

GATEWAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes Gateway’s net sales by major product group (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Desktops	$372,585	$503,714	$1,399,477	$1,372,808
Mobiles	426,094	330,211	1,048,166	814,289
Servers and other	7,723	15,577	26,075	44,054

Total personal computers (PC)	806,402	849,502	2,473,718	2,231,151
Non-PC	156,760	169,471	486,578	498,715

Total net sales	$963,162	$1,018,973	$2,960,296	$2,729,866

Best Buy accounted for approximately 42% and 38% of total net sales for the three and nine months ended September 30, 2006, respectively, and 31% and 31% for the same respective periods last year. Best Buy also accounted for approximately 42% of trade accounts receivable, net at September 30, 2006.

11. Related Party Transactions

Gateway owns preferred stock in Alorica, Inc., a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to Gateway and its customers, that is convertible into approximately 17% of the common stock of Alorica. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web. Gateway implemented additional procedures which were adhered to during his tenure to provide for independent senior management review of any commercial relationships between Gateway and Alorica. Gateway paid approximately $8.9 million and $35.9 million to Alorica for services during the three and nine months ended September 30, 2006, respectively and $10.0 million and $39.1 million for the same respective periods of 2005.

12. Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”). The Microsoft Agreement requires that Gateway use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Microsoft Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be definitively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. Gateway recognizes the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In the three and nine months ended September 30, 2006, Gateway received and recognized $8.6 million and $25.9 million, respectively. For the three and nine months ended September 30, 2005, Gateway recognized a total of $11.6 million and $26.7 million, respectively. Per the Microsoft Agreement, Gateway expects to receive in cash $8.6 million quarterly through the end of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) in March 2006.

This Quarterly Report includes forward-looking statements based on management’s current expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from our expectations include the factors described in Part 1, Item 1A “Risk Factors” of our 2005 Annual Report or that are otherwise described from time to time in our reports filed with the SEC after such Annual Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

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

Some recent key developments and achievements include:

•	PC Unit Volume—We sold 3,724,000 PC units in the first nine months of 2006, an increase of 20% over the same period of 2005. Gains were driven by growth in the Retail segment.

•	Gateway Configuration Center (“GCC”)—On September 28, 2006, we started production in our facility in Nashville, Tennessee, enabling the company to enhance its responsiveness to customer demands in the Professional and Direct segments.

•	Notebook and Monitor Sales Growth—In the third quarter, we continued to experience sales momentum with our notebook products and flat panel liquid crystal display (“LCD”) monitors. Notebook unit sales were up 58% in the third quarter of 2006 compared with the same period of 2005 and third quarter 2006 LCD monitor sales were up 36% over the third quarter of 2005.

•	Strong retail performance—Overall net sales for the Retail segment increased over $25 million in the third quarter of 2006 compared with the same period of 2005.

•	Continued International Expansion—We continued to add to the number of retail stores through which we sell our products in Japan, Mexico, France and the United Kingdom. Our products are now sold in over 3,000 international retail locations.

•

New Products—During the third quarter of 2006, we launched a number of new products and upgraded the existing line of notebook and desktop PCs with the latest technology. For our business and institutional customers, we introduced two high-performance, managed desktop PCs as well as three rack-mountable and tower servers, which are being built in our new GCC. We also enhanced several products in our notebook line with Intel’s new Core 2 Duo technology for improved battery life and performance. Our award-winning FX510 Series was also enhanced with Intel Core 2 Extreme and Core 2 Duo technology. We introduced the new value-based DX420 multimedia PC for consumers, incorporating high-performance features traditionally found in gaming PCs. We also expanded our line of back-to-school products with a special eMachines notebook and launched a complete new retail line of eMachines PCs in advance of the holiday season. During the fourth quarter, we unveiled the FX530 Series, our new flagship desktop line offering factory-warranted overclocking capabilities and cutting-edge technologies. In the fourth quarter, we will also be expanding our award-winning line of widescreen displays with larger sizes.

•	Best Practices Center—In July we announced the opening of our in-house technical customer support center. The center is located in our existing facility in North Sioux City, S.D. and will enable us to better serve our customers by bringing together state-of-the-art analytics, tools, technology and people to create service and support-related “best practices” that reinforce our long-standing commitment to continuous improvement on customer satisfaction. The center is expected to employ more then 130 people and in addition to enhancing our customer support services it will also provide our product development and quality assurance teams with field data and customer input that can be used to enhance current and future product offerings.

We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and maintaining and increasing gross profit percentages.

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

Revenue Recognition

We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is reasonably assured. Revenue from third party revenue sharing agreements is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers and suppliers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer or supplier accounts and includes consideration of the credit worthiness and financial condition of those specific customers and suppliers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers and suppliers, and the aging of such receivables. If there is a deterioration of a major customer’s or supplier’s financial condition or we become aware of additional information related to the credit worthiness of a major customer or supplier, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 42% of trade accounts receivable, net, as of September 30, 2006.

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

Microsoft Agreement

We receive funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Microsoft Agreement”). The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. Although the Microsoft Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be definitively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. We received and recognized $40.5 million in 2005 and $8.6 million and $25.9 million, respectively, in the three and nine months ended September 30, 2006. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008. If we fail to incur sufficient qualifying spend or if Microsoft fails to fund such spend on a timely basis, this could result in a material adverse impact to the financial results because we would not be able to record the benefit.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended September 30,			Nine months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Net sales	$963,162	$1,018,973	(5.5)%	$2,960,296	$2,729,866	8.4%
Gross profit	73,370	84,693	(13.4)	202,674	252,472	(19.7)
Percentage of net sales	7.6%	8.3%		6.8%	9.2%
Selling, general and administrative expenses	$74,066	$77,557	(4.5)	$243,312	$250,546	(2.9)
Percentage of net sales	7.7%	7.6%		8.2%	9.2%
Microsoft benefit	$8,625	$11,629	(25.8)	$25,875	$26,698	(3.1)
Percentage of net sales	0.9%	1.1%		0.9%	1.0%
Operating income (loss)	$7,929	$18,765	(57.7)	$(14,763)	$28,624	(151.6)
Percentage of net sales	0.8%	1.8%		(0.5)%	1.0%
Net income (loss)	$18,170	$15,061	20.6	$(1,846)	$27,063	(106.8)
PC units sold	1,175	1,167	0.7	3,724	3,117	19.5

Net Sales

Consolidated net sales of $963 million in the third quarter of 2006 represent a 6% decline from net sales of $1.019 billion for the same period last year. The year-over-year decline reflects declines in the Direct ($58 million) and Professional ($24 million) segments, partially offset by growth in the Retail segment ($25 million). We expect that fourth quarter sales will be negatively impacted by Microsoft’s launch of its new operating system, Vista, currently planned for the end of January 2007. As a result of the Vista launch, we expect retailers will seek to exit the quarter with unusually low inventory levels, which coupled with component supply constraints, will have a negative impact on sales in the Retail segment in the fourth quarter.

Consolidated net sales of $3.0 billion in the first nine months of 2006 represent an 8% increase over net sales of $2.7 billion for the same period last year. This year-over-year increase reflects growth in the Retail segment ($419 million) partially offset by declines in the Direct ($133 million) and Professional ($55 million) segments.

Total non-PC revenue, which includes the sale of stand-alone monitors, software, peripherals, services and accessories, represented 16% of revenue during both the three and nine months ended September 30, 2006, respectively, as compared with 17% and 18% for the same respective periods last year.

Unit shipments were flat during the third quarter and grew 20% during the first nine months of 2006 as compared to the same periods last year due to growth in the Retail segment partially offset by declines in the Direct and Professional segments.

Unit growth continues to outpace growth in net sales in 2006 due to the lower average unit prices for Gateway PCs in third-party retail channels. Average unit prices for PC hardware in the three and nine months ended September 30, 2006 were $687 and $664, respectively, as compared with $728 and $716 for the same respective periods last year.

According to preliminary International Data Corporation (“IDC”) market rankings, our U.S. market share was 6% for the third quarter of 2006, flat with the third quarter of 2005.

Gross Profit

Gross profit was $73 million (7.6% of net sales) in the third quarter of 2006 as compared with $85 million (8.3% of net sales) for the same period last year. The year-over-year decrease in gross profit reflects strong growth combined with lower gross profit in the Retail segment ($3 million) and decreased Direct business ($15 million), partially offset by gross profit improvement in the Professional segment ($6 million). We anticipate that gross profit will remain under pressure in the fourth quarter in light of price competition and anticipated component supply constraints.

Gross profit was $203 million (6.8% of net sales) in the first nine months of 2006 as compared with $252 million (9.2% of net sales) for the same period last year. The year-over-year decrease in gross profit is largely attributable to gross profit pressure in the Professional segment in the first two quarters of 2006 ($35 million), and decreased Direct business ($22 million), partially offset by sales growth in the Retail segment ($7 million).

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense totaled $74 million, (7.7% of net sales), in the third quarter of 2006 as compared with $78 million (including $1.4 million in restructuring expenses), (7.6% of net sales) for the same period last year. In addition to the decrease in restructuring expenses ($1.4 million), the reductions in SG&A expense in the third quarter of 2006 resulted from a decrease in the sales tax reserve ($1.8 million) due to the settlement of a sales, income and franchise tax dispute, and other cost controls ($0.2 million) partially offset by an increase in marketing expense ($1.3 million).

SG&A expense in the first nine months of 2006 totaled $243 million (including $0.5 million in restructuring expenses), (8.2% of net sales), as compared with $251 million (including $10.4 million in restructuring expenses), (9.2% of net sales) for the same period last year. In addition to the decrease in restructuring expenses ($9.9 million), the reductions in SG&A expense in the first nine months of 2006 resulted from a decrease in the sales tax reserve ($10.2 million) due to the settlement of a sales, income and franchise tax dispute, reductions in depreciation ($6.8 million) and headcount costs ($6 million), partially offset by 2006 litigation settlement charges ($16.5 million), increased marketing expense ($8.4 million), and other expenses ($0.6 million).

Microsoft Agreement

In April 2005, we entered into the Microsoft Agreement that provides for Microsoft to make aggregate payments to us of $150 million (less $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. We received and recognized a total of $25.9 million and $26.7 million in the nine months ended September 30, 2006 and 2005, respectively. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Interest income	$2,969	$2,528	$8,804	$7,544
Gain (loss) on sales of investments	(30)	(503)	(96)	1,725
Gain on extinguishment of liabilities	—	—	—	1,229
Interest expense	(1,568)	(1,579)	(4,369)	(4,533)
Amortization of debt issuance costs	(398)	(398)	(1,193)	(1,224)
Foreign exchange gain (loss)	1,046	370	(236)	606
Other, net	67	(95)	97	(424)

Total	$2,086	$323	$3,007	$4, 923

Other Income improved during the third quarter of 2006 as compared with the same period last year. The increase was primarily due to foreign exchange gains which reflect the weakening of the dollar versus foreign currencies in the third quarter of 2006 and higher interest income resulting from higher interest rates and reduced interest expenses attributable to early payment discounts.

Other income declined during the first nine months of 2006 as compared with the same period last year. The decline was primarily due to a $1 million gain on the sale of certain extended service liabilities in the first quarter of 2005 and a $2 million gain on the sale of a single investment during the second quarter of 2005, partially offset by higher interest income resulting from higher interest rates and reduced interest expenses attributable to early payment discounts.

Income Taxes

We recorded a net tax benefit of $8.2 million and $9.9 million for the three and nine months ended September 30, 2006, respectively, compared to a net tax expense of $4.0 million and $6.5 million for the same respective periods of 2005. We are subject to ongoing audits from various taxing authorities and believe we have adequately provided for income tax issues not yet resolved. As of September 30, 2006, approximately $95 million has been accrued to provide for such matters. We are in the process of concluding a substantial portion of these audits and believe a favorable resolution will be reached in he fourth quarter of 2006 or early 2007. We believe that such resolution may benefit our reported net income for these periods and may increase our reported working capital. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Segment Performance

The following table presents our net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended September 30,			Nine months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Net sales:
Direct	$74,553	$132,328	(43.7)%	$260,224	$393,266	(33.8)%
Professional	262,617	286,137	(8.2)	714,769	770,182	(7.2)
Retail (including International)	625,992	600,508	4.2	1,985,303	1,566,418	26.7

	$963,162	$1,018,973	(5.5)	$2,960,296	$2,729,866	8.4

Segment gross profit:
Direct	$12,547	$27,316	(54.1)	$53,644	$75,398	(28.9)
Professional	34,319	28,275	21.4	53,040	88,295	(39.9)
Retail (including International)	26,504	29,102	(8.9)	95,990	88,779	8.1

	$73,370	$84,693	(13.4)	$202,674	$252,742	(19.7)

Segment contribution:
Direct	$353	$14,672	(97.6)	$19,150	$35,945	(46.7)
Professional	18,158	7,840	131.6	(2,330)	32,232	(107.2)
Retail (including International)	20,893	26,569	(21.4)	79,263	79,947	(0.9)

	39,404	49,081	(19.7)	96,083	148,124	(35.1)
Non-segment expenses and other charges	(40,100)	(41,945)	(4.4)	(136,721)	(146,198)	(6.5)
Microsoft benefit	8,625	11,629	(25.8)	25,875	26,698	(3.1)

Consolidated operating income (loss)	$7,929	$18,765	(57.7)	$(14,763)	$28,624	(151.6)

Direct

The Direct segment delivered net sales of $75 million on unit shipments of 35,000 during the third quarter of 2006 as compared with net sales of $132 million on unit shipments of 71,000 for the same period last year. For the first nine months of 2006, net sales totaled $260 million on unit shipments of 129,000 as compared with $393 million on unit shipments of 194,000 for the same period last year. The net sales and unit declines were primarily due to marketing that did not drive demand to anticipated levels and our decision at the end of the second quarter of 2006 to shift away from emphasizing products with low opening price points in favor of offering more fully-featured solutions.

Direct segment gross profit was $12.5 million (16.8% of net sales) in the third quarter of 2006 as compared with $27.3 million (20.6% of net sales) for the same period last year. The declines are primarily due to reduced sales volume, reduced amortization of deferred extended warranty revenue ($5.7 million) and reduced revenue received from one of Gateway’s alliance partners as a result of its change in pricing strategy ($2.8 million). For the first nine months of 2006, gross profit was $53.6 million (20.6% of net sales) as compared with $75.4 million (19.2% of net sales) for the same period last year. The decline is primarily due to reduced amortization of deferred extended warranty revenue ($15.1 million).

Direct segment contribution was $0.4 million (0.5% of net sales) in the third quarter of 2006 as compared with $14.7 million (11.1% of net sales) for the same period last year. For the first nine months of 2006, contribution was $19.1 million (7.4% of net sales) as compared with $35.9 million (9.1% of net sales) for the same period last year. The differences are largely attributable to the same factors affecting gross profit described above and increased marketing expenses ($2.1 million and $2.7 million for the three and nine months ended September 30, 2006, respectively).

Professional

The Professional segment delivered net sales of $263 million on PC shipments of 194,000 during the third quarter of 2006 as compared with $286 million on unit shipments of 224,000 for the same period last year. For the first nine months of 2006, net sales totaled $715 million on unit shipments of 538,000 as compared with $770 million on unit shipments of 583,000 for the same period last year. The net sales and unit declines were primarily due to greater selectivity in contract bidding.

Professional segment gross profit was $34.3 million (13.1% of net sales) in the third quarter of 2006 as compared with $28.3 million (9.9% of net sales) for the same period last year. For the first nine months of 2006, gross profit was $53.0 million (7.4% of net sales) as compared with $88.3 million (11.5% of net sales) for the same period last year. The increase in the third quarter reflects management’s increased focus on gross profit management. The decrease in the first nine months is primarily attributable to an aggregate $10 million increase in warranty and royalty reserves during the second and third quarters of 2006.

Professional segment contribution was $18.2 million (6.9% of net sales) in the third quarter of 2006 as compared with $7.8 million (2.7% of net sales) for the same period last year. For the first nine months of 2006, contribution was $(2.3) million ((0.3)% of net sales) as compared with $32.2 million (4.2% of net sales) for the same period last year. The differences are largely attributable to the factors affecting gross profit described above, as well as management’s focus on reducing selling, general and administrative expenses in the third quarter of 2006.

Retail (including International)

The Retail segment delivered net sales of $626 million on PC shipments of 946,000 during the third quarter of 2006 as compared with $601 million on unit shipments of 871,000 for the same period last year. Retail segment sales for the first nine months of 2006 totaled $1.985 billion on unit shipments of 3,058,000 as compared with $1.566 billion on unit sales of 2,339,000 for the same period last year. The increases reflect the continued success of Gateway-branded products in the retail channel as well as growth in our International business. We expect that fourth quarter sales will be negatively impacted by Microsoft’s launch of its new operating system, Vista, currently planned for the end of January 2007. As a result of the Vista launch, we expect retailers will seek to exit the quarter with unusually low inventory levels, which coupled with component supply constraints, will have a negative impact on sales in the Retail segment in the fourth quarter.

Retail segment gross profit was $26.5 million (4.2% of net sales) in the third quarter of 2006 as compared with $29.1 million (4.8% of net sales) for the same period in 2005. The decline in gross profit reflected a $3.3 million reduced gross profit due to competitive pricing pressure and operational inefficiencies, partially offset by a $1.1 gross profit improvement from increased net sales. For the first nine months of 2006, retail segment delivered gross profit of $96.0 million (4.8% of net sales) as compared with $88.8 million (5.7% of net sales) for the same period of last year. The increase reflected a $23.6 million gross profit improvement due to increased net sales partially offset by a $16.4 million reduced gross profit due to competitive pricing pressure and operational inefficiency. We expect continued pressure on gross profit in the fourth quarter due to competitive pricing.

Retail segment contribution for the three and nine months ended September 30, 2006 was $20.9 million and $79.3 million, respectively, as compared with $26.6 million and $80.0 million for the same respective periods last year. The third quarter decline reflects the same factors present in the gross profit discussion above, as well as increased marketing expense.

Non Segment Expenses and Other Charges

Non-segment expenses and other charges are the costs excluded from our operating segments and primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

Non-segment expenses and other charges totaled $40 million in the third quarter of 2006 as compared with $42 million (including $1.4 million in restructuring expenses) for the same period last year. In addition to the decrease in restructuring expenses ($1.4 million), the decreases in non-segment expenses in the third quarter of 2006 resulted from a decrease in the sales tax reserve ($1.8 million) and decreased depreciation expense ($0.9 million), partially offset by increases in headcount-related expenses ($1.2 million), and other expenses ($1.0 million).

Non-segment expenses and other charges totaled $137 million (including $0.5 million in restructuring expenses) for the first nine months of 2006 as compared with $146 million (including $10.4 million in restructuring expenses) for the same period last year. In addition to the decrease in restructuring expenses ($9.9 million), the decreases in non-segment expenses for the first nine months of 2006 resulted from a decrease in the sales tax reserve ($10.2 million), decreased depreciation expense ($6.1 million) and decreased headcount-related expenses ($1.7 million) partially offset by 2006 litigation settlement charges ($16.5 million) and other expenses ($1.9 million).

Major Product Groups

The following table summarizes our net sales by major product group (in thousands):

	Three Months Ended September 30,				Nine months Ended September 30,
	2006	As %	2005	As %	2006	As %	2005	As %
Desktops	$372,585	39%	$503,714	49%	$1,399,477	47%	$1,372,808	50%
Mobiles	426,094	44	330,211	32	1,048,166	36	814,289	30
Servers and other	7,723	1	15,577	2	26,075	1	44,054	2

Total personal computers (PC)	$806,402	84	$849,502	83	$2,473,718	84	$2,231,151	82
Non-PC	156,760	16	169,471	17	486,578	16	498,715	18

Total net sales	$963,162	100	$1,018,973	100	$2,960,296	100	$2,729,866	100

Sales of personal computer products represented approximately 84% of total net sales for both the three and nine months ended September 30, 2006, respectively, as compared to 83% and 82% for the same respective periods in the prior year. As a percentage of total net sales, notebook computer sales increased 12 percentage points during the third quarter and 6 percentage points during the first nine months of 2006 relative to the same respective periods in the prior year, due to our continued efforts to focus on the notebook computer market and the continued success of our Gateway-branded products in third-party retail.

Sales of non-PC products represented approximately 16% of total net sales during both the three and nine months ended 2006, respectively, as compared with 17% and 18% for the same respective periods in the prior year. These declines are primarily due to the decreasing unit sales in Direct, which generally yields a higher percentage of non-PC sales than other segments. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, internet access, enterprise system, networking products and services and consumer electronics products from prior periods.

Liquidity and Capital Resources

Our working capital requirements are satisfied from our available cash from operations, funds available to us under a revolving credit facility and trade credit provided by our suppliers. During the three months ended September 30, 2006, our working capital (net current assets less net current liabilities) increased by $13 million from $219 million as of June 30, 2006 to $232 million, however, it is still down $36 million as compared with $269 million as of December 31, 2005. Net accounts receivable closed at $287 million (27 days sales outstanding) down from $320 million (32 days) at the end of the prior quarter and down from $345 million (28 days) as of December 31, 2005. Net inventory closed at $122 million (13 days inventory on hand) down from

$148 million (16 days) at the end of the prior quarter and from $219 million (19 days) as of December 31, 2005. Gateway’s inventory turns increased to 29 times during the quarter up from 24 times in the second quarter and up from 19 times in the fourth quarter of 2005. Accounts payable closed at $516 million (53 days payable outstanding) down from $601 million (63 days) at the end of the prior quarter and down from $762 million (67 days) a year ago.

Our cash and marketable securities balance decreased to $429 million at the end of the third quarter, a decrease of $157 million, as compared with $586 million at the end of 2005. The decrease in cash and marketable securities balance during the first nine months of 2006 is due to a reduction of accounts payable ($246 million), and notes payable ($25 million), offset by changes in other working capital accounts.

Our cash position varies during any particular period, but historically increased at quarter-end due to additional focus on the management of our accounts receivable, inventory, accounts payable and credit facility balances. Although our quarter-end cash balance is one analytical measure used by our suppliers in evaluating credit terms, we believe our payment performance also is a more important factor for our suppliers. Accordingly, over the past few quarters we have reduced our days in accounts payable as part of an overall strategy to improve our supplier relations. We also lowered credit facility borrowings by $25 million when comparing the third quarter 2006 to year-end 2005. During the fourth quarter, we expect our cash position to decline marginally, primarily as a result of seasonal increases in inventory and accounts receivable balances, and reduced borrowings under our credit facility. Looking to 2007, we expect our cash position to stabilize as our operating results improve over time.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	September 30, 2006	December 31, 2005
Cash and marketable securities	$429,213	$585,688
Days of sales in accounts receivable (a)	27	28
Days inventory on hand (b)	13	19
Days in accounts payable (c)	(53)	(67)

Cash conversion cycle before days in supplier receivables	(13)	(20)
Days in supplier receivables (d)	17	19

Cash conversion cycle (e)	4	(1)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)

We purchase selected raw materials from component suppliers and, where possible, in lieu of a consignment arrangement, resell the raw materials to original design manufacturers to incorporate into products being manufactured for us. The receivable from the sale of the raw materials to the original design manufacturer is recorded in other current assets as we do not currently have any contractual rights of offset between its payables and receivables from its original design manufacturers. Supplier receivables amounted to $168 million and $214 million at September 30, 2006 and December 31, 2005, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of sales divided by the number of days in the quarter.

(e)	The cash conversion cycle is the sum of days in accounts receivable, inventory on hand and in supplier receivables less days in accounts payable and effectively measures the number of days from raw material purchase to cash collection on customer sales.

Our goal is to reverse the negative cash flows from operations through improving our overall financial results through improving product sales and gross profit, SG&A cost reductions, improved management of working capital and aggressively defending litigation matters to minimize or avoid settlement charges. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our sources of capital will be sufficient to fund anticipated working capital requirements, restructuring actions, capital expenditures and cash required for other activities for at least the next 12 months. However, our current revolving credit facility described above has certain covenants that may restrict how we are able to use our funds. We are currently renegotiating these covenants toward increasing financial flexibility and believe we will be successful in doing so. Also, cash flow from future operations and investing activities and the precise amount and timing of our future financing needs are uncertain. Future cash flow will depend on a number of factors, including our ability to achieve the goals set forth in the preceding paragraph, and those factors set forth in Item 1A—Risk Factors of Part II of our Annual Report on Form 10-K for the year ended December 31, 2005. Should we be unable to meet our cash needs from our current sources of capital, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources, or maintain current credit lines with vendors.

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

Trade Credit

Our accounts payable balance owed to suppliers as of September 30, 2006 was $516 million, as compared to $762 million as of December 31, 2005. Our access to trade credit is, in part, dependent on our ability to operate profitably. A significant change in trade credit terms available from suppliers would require us to commit more of our cash reserves to support our working capital requirements.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to an aggregate of $200 million. As of September 30, 2006, we had borrowings outstanding under this credit agreement of $25 million bearing interest at 7.25%, had utilized $16 million of borrowing capacity under the letter of credit line, and had a remaining borrowing availability of $73 million. The agreement contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times $150 million of certified cash and marketable securities. We are currently renegotiating these covenants toward increasing financial flexibility and believe we will be successful in doing so. The agreement expires on October 31, 2009, at which time all amounts then outstanding will be due and payable.

We issued $300 million of senior convertible notes through a private placement to institutional investors, including $150 million aggregate principal amount at 1.5% per year due December 31, 2009 and $150 million aggregate principal amount at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 5 to the Consolidated Financial Statements.

Restructuring Obligations

We have approximately $15 million in remaining cash outlays (approximately zero on a net basis after including anticipated proceeds from the sale of assets) to be made in connection with our restructuring activities. These amounts primarily represent ongoing lease obligations associated with excess facilities and the retail stores closed in April 2004. The eventual timing and amounts of net restructuring outlays are dependent upon the timing and proceeds levels that may be generated through the sale of assets.

Income Taxes Payable

We are subject to ongoing audits from various taxing authorities and believe we have adequately provided for income tax issues not yet resolved. As of September 30, 2006, approximately $95 million has been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, we do believe the ultimate resolution of tax issues for all open tax periods will not have a materially adverse effect upon our cash position.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2005 Annual Report on Form 10-K except for supplier purchase commitments. We utilize several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by us typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $163 million at September 30, 2006.

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

Related Party Transactions

We own preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing and other related services to us and our customers. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as our Senior Vice President of Information Technology/Web. We implemented additional procedures which were adhered to during his tenure to provide for independent senior management review of any commercial relationships between us and Alorica. We paid approximately $8.9 million and $35.9 million to Alorica for services during the three and nine months ended September 30, 2006, respectively, and $10.0 million and $39.1 million for the same respective periods of 2005.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155_ Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not yet completed our evaluation of the impact of adopting SFAS No. 155.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. We continue to evaluate the effect that adoption of FIN 48 will have on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet completed our evaluation of the impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We do not expect that the adoption of SAB 108 will have a material effect on our results of operations or financial position.

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

Based on this evaluation, our CEO and CFO concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 8 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference. Readers are also directed to the “Legal Proceedings” section in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2006 and June 30, 2006.

ITEM 1A. RISK FACTORS

In addition to other information contained in this Quarterly Report, readers are directed to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and the following factors for a description of material risks facing us. These factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

We plan to implement a significant portion of the ERP during the first quarter of 2007 which would impact a number of our internal and reporting controls. While we believe we have adequately planned for the implementation and review of all noted controls, no assurance can be made that we will meet all the requirements of these controls. As such, it is very possible that we may report a significant deficiency or material weakness in our internal and reporting controls in the reporting period of implementation.

Risks and uncertainties associated with shareholder activism.

Recently a shareholder group announced that it had purchased in excess of ten percent of the company’s common stock and requested we appoint three of their designees to our Board of Directors, redeem the shareholder rights plan, and call a special meeting of shareholders to adopt an amendment to our certificate of incorporation to declassify the Board of Directors. Our Board of Directors has and will continue to evaluate and consider these matters in a manner that is in the best interests of all of our shareholders. These matters, however, may impose significant legal and other costs on the company, and cause uncertainty among our customers and suppliers.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation of Gateway, Inc., as amended. (Incorporated by reference to the exhibit to Gateway’s Annual Report on Form 10-K filed February 12, 2002.)

3.2	Amended and Restated Bylaws of Gateway, Inc. (Incorporated by reference to the exhibit to Gateway’s Current Report on Form 8-K filed October 31, 2005.)

3.3	Rights Agreement, dated as of January 19, 2000, between Gateway, Inc. and UMB Bank, N.A., as Rights Agent, including all exhibits thereto. (Incorporated by reference to the exhibit to Gateway’s Registration Statement on Form 8-A filed February 4, 2000.)

+10.1	Employment Offer Letter with J. Edward Coleman, dated September 1, 2006. (Incorporated by reference to the exhibit to Gateway’s Current Report on Form 8-K filed September 7, 2006.)

+10.2	Gateway, Inc. 2006 Change in Control Compensation Plan, effective September 29, 2006. (Incorporated by reference to the exhibit to Gateway’s Current Report on Form 8-K filed October 5, 2006.)

+10.3	Form of Individual Change in Control Agreement. (Incorporated by reference to the exhibit to Gateway’s Current Report on Form 8-K filed October 5, 2006.)

*31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: November 3, 2006	By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: November 3, 2006	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)