Form 10-K
period 2006-12-31
GATEWAY INC
filed 2007-02-26
CIK 895812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last sale price on the New York Stock Exchange as of such date) was approximately $705,003,902.

As of February 20, 2007 there were 371,517,940 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gateway’s Definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders subsequent to the date hereof are incorporated by reference in Part III of this Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s year end of December 31, 2006.

GATEWAY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

General

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”) and PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. Gateway offers its PCs under two brand names, Gateway and eMachines, and positions each of its products on the basis of relative value for money with eMachines systems being offered at lower price points and Gateway systems being offered with higher-end chipsets and richer features at attractive prices that represent value. PC-related products and services (“Non-PC”) consist of all products and services other than the PC, such as stand-alone displays, peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system and networking products and services. Gateway was the third largest PC company in the U.S. during calendar 2006 and among the top 10 worldwide, with an estimated U.S. market share of approximately 6.7% based on units shipped, according to the most recent data from International Data Corporation.

Gateway’s strategy is to profitably grow its core PC business by driving to be a low cost provider while improving operational execution and overall efficiency. Gateway is focused on growing its consumer business through both its Direct and Retail channels via product innovation, retail relationships, an enhanced web presence and leveraging its investments in the Professional business for profitable growth in targeted markets.

Business Segments

Gateway has three major business segments: Retail, Professional, and Direct. Further information on Gateway’s business segments can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements.

Retail (including International)

The Retail segment is Gateway’s largest segment. Gateway and eMachines products are sold in more than 7,000 retail locations in the U.S. and Canada. Gateway sells products directly to consumer electronics stores, computer superstores, and other major retailers such as Best Buy, Circuit City, CompUSA, Costco, Office Depot, Micro Center, Wal-Mart and many others, as well as selling select Gateway-branded products through television shopping retailers. Sales to Best Buy represented 39% of net sales in 2006 and 34% of net sales in 2005. The company’s eMachines-branded products are sold exclusively through the retail channel. Gateway participates in cooperative advertising and marketing programs with key retail customers, for which it receives marketing development funds from key suppliers to partially pay for advertising that features their brands.

Prior to the acquisition of eMachines in 2004, Gateway’s international sales were limited to Canada and Mexico while eMachines sold its products internationally in Japan and the United Kingdom. After the eMachines acquisition, Gateway took advantage of each company’s distribution channels and implemented common supply chain management techniques and service infrastructures to expand distribution within Canada, Japan, Mexico and the United Kingdom. Gateway and eMachines products are sold in more than 3,400 retail locations internationally.

Substantially all international sales are through third-party retailers and distributors. Gateway continues to evaluate opportunities to develop and grow the international business, currently focusing on Western Europe and Asia. Approximately 8% of net sales in 2006 and approximately 7% of net sales in 2005 came from sales to customers outside the U.S. and Canada.

Professional

The Professional segment’s sales and marketing activities focus on core market customers: small-to-medium businesses, educational institutions (K-12 and higher education) and government agencies (federal, state and local). Sales are conducted through telephone-based and field sales teams, complemented by local, regional and national value-added resellers. The company also sells its products to its Professional segment customers through customized websites.

Gateway’s custom integration solutions program is designed to accommodate the needs of large professional customers who require specialized hardware, software and services that are not available as part of standard offerings. The company’s custom integration solutions program accelerates technology deployment for clients through integration of unique hardware and software and development of customized services to meet the individual requirements of professional customers.

Direct

The Direct segment is focused on selling individually-customized, Gateway-branded products and services as well as complementary third-party products and services directly to U.S. consumers and small business customers. The company markets its Direct products through television and print advertising, e-mail, direct mail, Internet advertising, and its website at www.gateway.com.

Gateway sells its Direct products and services in the U.S. primarily through its www.gateway.com website and its U.S.-based call centers (1-800-GATEWAY).

PC Products, Servers and Storage

Gateway offers its customers a broad line of Gateway and eMachines-branded PCs and Gateway-branded servers. The company markets its PCs with recommended configurations, but its customers can also configure-to-order some Gateway-branded PCs with a choice of microprocessors, memory, storage and optical drives, as well as other options. The following are the key products within this class:

Desktop PCs.    Gateway offers a series of desktop PC products, developed to serve targeted customer segments. The company offers a range of standard models for consumers under the eMachines and Gateway brands and for professional customers under the Gateway brand, with each series having a number of recommended configurations with varying levels of technology and features. Customers can purchase certain models of Gateway-branded PCs that they customize for their particular needs. Desktops represented approximately 47% of net sales in 2006 and approximately 49% of net sales in 2005.

Notebook PCs.    Gateway offers a series of notebook PC products to provide mobile computing capabilities for both consumer and professional customers. The systems are generally available with docking stations, wireless enablement and various multimedia applications. As with desktops, notebooks have a range of standard model series, with each series having a number of recommended configurations. The systems range from convertible tablets to high-performance desktop replacement class notebooks. Notebook PCs represented approximately 36% of net sales in 2006 and approximately 31% of net sales in 2005.

Servers and Storage.    Gateway also offers Gateway-branded servers and storage products for professional and small business customers. Every Gateway server has an adaptable design and can be custom built with a variety of options to fit the customer’s needs. Gateway servers can be ordered in tower-based or rack-mounted configurations, with Microsoft Windows® operating software. Servers and storage products represented approximately 1% of net sales in 2006 and approximately 2% of net sales in 2005.

Non-PC Products and Services

Non-PC products and services consist of all products and services other than the PC, such as stand-alone displays, peripherals, software, accessories, extended warranty services, training, Internet access, and enterprise system and networking products and services. Non-PC products and services represented approximately 16% of net sales in 2006 and approximately 18% of net sales in 2005.

Stand-Alone Displays, Peripherals, Software and Other PC-Related Products.    Gateway markets stand-alone displays, printers, projectors, computer memory, scanners, PC accessories, CD and DVD burners, storage devices, surge protectors, and other PC accessories that are manufactured by leading companies in their respective markets. Gateway offers a complete line of thin film transistor and cathode ray tube displays. These displays are sold with desktop PCs through Gateway’s channels and are also available for stand-alone purchase. The company offers a limited number of Non-PC products under the Gateway brand. In addition, we market a broad range of third-party software offerings, from entertainment and productivity applications for the consumer market to vertical applications for various segments of the commercial and institutional markets.

Service Programs.    Gateway offers value-added, fee-based service and support consisting of Internet access, web portal, security, extended service plans, including extended technical support and warranty services, accidental damage programs, and learning and tutorial services sold mostly on behalf of third party service providers.

In addition, Gateway’s Professional segment offers value-added service and support offerings that are designed to satisfy the needs of businesses throughout the technology lifecycle. Gateway utilizes a network of third-party providers who work with our professional sales force to deliver local consultation and integration services to business, education and government customers in essentially all the top markets across the United States. In this segment, Gateway offers:

•	Technology planning services, such as on-site consultation and network design services;

•	Implementation services, such as custom installation and imaging, asset tagging, and hardware and network installation;

•	Productivity services, such as customized learning solutions, network and application support, and custom helpdesk solutions;

•	Maintenance services, such as on-site and product exchange services; and

•	End of life services, such as data migration, deinstallation and asset recovery services.

Multi-Channel Delivery.    Gateway delivers customer service and support at the customer’s location, at third-party locations and via telephone and the web. Gateway believes the availability of services through multiple channels benefits customers by providing them with a range of service options. Most support services are provided by third-party vendors, but the company also provides technical telephone support services through its U.S. based “Best Practices Center”. This Center is made up of Gateway employees who develop problem resolution procedures and technical solutions for Gateway products which are then distributed to the third-party service providers.

Financing Programs.    Gateway has arrangements with third-party financing institutions that provide financing to Direct and Professional customers for the purchase or lease of the company’s products.

Cooperative Product Development

The PC industry is characterized by rapid technological advances. Gateway’s ability to compete successfully is heavily dependent upon the ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The company’s focus is primarily on coordinating and leveraging the development activities of a number of key technology partners, original design manufacturers and product or component providers. Gateway’s product development efforts are focused on designing and developing competitively priced PC systems and Non-PC products that adhere to industry standards and incorporate the technologies and features that Gateway believes are most desired by its customers.

Gateway relies on cooperative relationships with a range of suppliers and other technology developers for engineering, product development and production support in the fulfillment of its desktop and notebook computer and server product lines. Working with these companies, Gateway’s engineers manage quality, integrate technologies and design product and system architecture. Gateway believes that these relationships, together with market information obtained from its customer relationships, allow it to rapidly introduce and deliver appealing new products, software and services to the marketplace.

Manufacturing

Gateway’s product needs are fulfilled through original design manufacturing and distribution relationships in Asia, Europe, Mexico and the United States to meet the needs of key market segments. The company’s manufacturing and distribution supply base operates under Gateway work instructions to assure the functional specifications and quality. In addition, engineering and quality assurance teams help ensure that products meet Gateway specifications and applicable regulatory requirements.

To better serve its Professional and Direct customers, Gateway opened a dedicated U.S. final assembly facility in 2006 at which Gateway assembles configure-to-order desktops, notebooks and servers according to customer specifications. Gateway also provides custom imaging services and government compliance certification.

Patents, Trademarks and Licenses

Gateway, including AD Technologies LLC (formerly known as Amiga Development LLC), has over 400 U.S. utility patents and a number of related foreign patents, and Gateway has a significant number of pending U.S. and foreign patent applications. Gateway has a majority equity interest in AD Technologies LLC, a holding company for intellectual property, which is controlled by Gateway’s founder, Ted Waitt. A majority of the patents in the portfolio were issued in the last five years. The company’s patent strategy focuses on building a broad portfolio of patents in the areas of computer related and information processing technologies, consumer electronics and manufacturing processes for defensive purposes. Generally, Gateway’s products incorporate industry standard technology rather than proprietary technology it develops.

Gateway owns and uses a number of trademarks, brands and service marks on or in connection with its products and services, including Gateway, eMachines and the “Black-and-White Spot” design, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries. The company believes these trademarks have strong brand name recognition in the United States marketplace and in many countries throughout the world.

Gateway also licenses technologies and software from third parties for integration into its products. Some of these technologies are industry standard technologies which are licensed by many of its competitors. In addition, certain companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as Gateway, and some of its direct and indirect competitors seek to license their technology. As a result, Gateway may incur license costs that its competitors do not incur. Gateway generally does not own the software used on its PCs and has entered into software licensing arrangements with a number of software developers, including Microsoft Corporation for Windows® and Microsoft Office software products, among others.

Competition

The PC industry is characterized by a handful of large competitors, numerous smaller competitors, aggressive pricing, short product life cycles, and price sensitivity by customers. The level of pricing aggressiveness continues to be intense, particularly in the low-price end of the market. In addition, some of Gateway’s current and potential partners, including original design manufacturers, design, manufacture and often market their products under their own or third-party brand names. Many of Gateway’s competitors are larger and better funded than Gateway.

Gateway’s primary competitors in the PC area are Dell Inc., Hewlett-Packard Company, Apple Inc., Lenovo Group Limited, Sony Corporation, Acer Inc. and Toshiba Corporation. In particular regions and outside of the U.S., Gateway faces additional competition from companies such as Fujitsu Limited and Packard Bell. Gateway also faces competition from generically-branded or “white box” manufacturers.

Gateway competes primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support and by maintaining strategic supplier relationships that enable it to bring products to market quickly.

Historically, Gateway and many of its competitors have regularly lowered prices. Gateway expects these competitive pressures to continue in 2007 and that average sales prices for PCs and Non-PC products will continue to decline.

Environment

Certain of Gateway’s operations involve the use of substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Certain of Gateway’s products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. Gateway also faces increasing complexity in its product design, procurement and operations as it adjusts to new and upcoming requirements relating to the composition of its products, including restrictions on the use of lead and other substances in electronics that apply to products sold in the European Union after July 1, 2006. In addition,

Gateway is subject to costs and liabilities in connection with product take-back legislation in certain jurisdictions that impose financial responsibility on producers of electrical goods for specified collection, recycling, treatment and disposal of covered products. Gateway currently has an incentive program to encourage its PC customers to recycle or donate their old PCs and displays, regardless of brand, and Gateway is working with its original design manufacturers and suppliers to reduce the use of hazardous substances in its products. Environmental costs are presently not material to Gateway’s operations or financial position; however, such costs may become material in the future as compliance obligations continue to increase.

Employees

As of December 31, 2006, Gateway had approximately 1,700 employees, a reduction from approximately 1,800 employees as of December 31, 2005 and from 1,900 employees as of December 31, 2004, substantially all of whom are located in the United States. Gateway believes it has generally good relationships with its employees.

Backlog

The backlog of unfilled orders was approximately $98 million at December 31, 2006 and approximately $73 million at December 31, 2005. Gateway does not believe that backlog is a meaningful indicator of sales that can be expected for any period. There can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of the company’s policy, which allows customers to cancel or reschedule orders.

Seasonality

Historically, revenues in the Retail segment are higher during the second half of the year. Gateway’s Professional segment revenues are traditionally stronger in the second and third quarters. However, these patterns are subject to overall general economic market conditions, large bulk buys and technology transitions.

Available Information

You can access additional information about Gateway and its products and services at www.gateway.com and www.emachines.com. You can also access Gateway’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, free of charge, on Gateway’s website at www.gateway.com, after the company files the reports with or furnishes them to the Securities and Exchange Commission. Gateway will also provide these reports in printed form to any stockholder who requests them from Gateway. The information on the website is not incorporated into this Annual Report.

The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Gateway, that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov.

Corporate Governance

Gateway’s Board of Directors is elected by Gateway’s stockholders and is responsible for directing the management of business and affairs of Gateway. Gateway’s Chief Executive Officer and senior management run Gateway’s day-to-day business operations. The Board has adopted formal Corporate Governance Guidelines which are available at www.gateway.com and will be provided in printed form to any stockholder who requests a copy from Gateway. The guidelines provide that the principal responsibilities of the Board, in addition to its general oversight responsibilities, include the: (a) selection, evaluation and compensation of the Chief Executive Officer and oversight of the selection and compensation of Gateway’s senior executive management; (b) oversight of succession plans for the Chief Executive Officer and key executive positions; (c) review and evaluation and, as appropriate, approval of Gateway’s financial and business performance, operations, key objectives, strategies, plans and actions; and (d) review of the processes in place to ensure the integrity of Gateway’s financial, accounting and control systems and the accounting principles and practices used to prepare the financial statements.

The current Board consists of nine directors, eight of whom are independent directors under the rules of the New York Stock Exchange. The other director, Ed Coleman, is Gateway’s Chief Executive Officer. In addition, as required by New York Stock Exchange rules, the Board of Directors has affirmatively determined that each independent director has no material relationship with Gateway (directly or as a partner, stockholder, or officer of any organization that has a relationship with Gateway). The Board meets in regularly scheduled meetings as well as in special meetings. All independent directors meet without management present during each regularly scheduled Board meeting, with a designated independent Board member chairing that segment of the meeting.

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

The Audit Committee represents the Board in its general oversight of Gateway’s financial reporting, internal controls and audit functions. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of Gateway’s independent registered public accounting firm. For both 2005 and 2006, Deloitte & Touche LLP was appointed the independent registered public accounting firm of Gateway. This appointment was also ratified by Gateway’s stockholders. The Audit Committee has again appointed Deloitte & Touche LLP as Gateway’s independent registered public accounting firm for 2007, subject to stockholder approval. The Audit Committee also pre-approves any non-audit services by the independent registered public accounting firm. The Audit Committee meets regularly in separate sessions with senior management, internal audit staff and Gateway’s independent registered public accounting firm.

The Compensation Committee reviews and approves salaries, bonuses and other compensation for the Chief Executive Officer and other senior executive management. In addition, the Compensation Committee administers the 2000 Equity Incentive Plan, including reviewing and granting equity awards to officers and other employees.

The Corporate Governance and Nominating Committee reviews and reports to the Board concerning corporate governance matters, conducts an annual evaluation of the performance of the Board, and reviews and reassesses the adequacy of the Corporate Governance Guidelines. In addition, the Corporate Governance and Nominating Committee recommends to the Board the size and composition of the Board, establishes procedures for consideration of candidates for the Board and recommends specific candidates for election to the Board.

As part of Gateway’s corporate governance practices, the company maintains a Code of Ethics that is applicable to all employees, including the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, and the Board of Directors. Gateway provides ethics training to new employees when they are hired and to existing employees periodically. An Ethics Council, consisting of senior executive officers appointed by the Board, reviews reported ethical issues, including complaints through Gateway’s confidential ethics hotline. The Ethics Council advises the Audit Committee with respect to ethical matters. The Audit Committee must evaluate actual or potential waivers of conflicts-of-interest for all executive officers and directors and make recommendations to the Board concerning any action to be taken. The Board conducts an annual review of the Code of Ethics. Gateway’s Code of Ethics is available at www.gateway.com and will be provided in printed form to any stockholder who requests it from Gateway.

In addition, stock ownership guidelines have been established for directors and senior executive officers to better ensure that they maintain an equity stake in Gateway, and by doing so appropriately link their interests with those of the other stockholders. The Board guidelines provide that directors should hold Gateway common stock equal to the lesser of (a) the number of shares having a value of three times the Board member’s annual cash retainer, and (b) the number of unrestricted shares granted to the director during the preceding six years. The executive officer guidelines provide that, absent unusual personal circumstances, Gateway’s Chief Executive Officer and each Senior Vice President should retain 30 percent of all after tax profit shares from stock options exercised and stock grants (restricted or otherwise) for at least 3 years (from exercise or vesting date) unless the value of his or her ownership in Gateway securities exceeds five times the base salary for the Chief Executive Officer or two and a half times the base salary for Senior Vice Presidents.

Gateway continues to evaluate its corporate governance practices in light of best practices and changing regulatory requirements and anticipates additional changes as necessary or appropriate. In 2006, Gateway filed with the New York Stock Exchange an executed certification from its then interim Chief Executive Officer stating that he was not aware of any violation by Gateway of the New York Stock Exchange’s corporate governance rules with respect to the 2005 fiscal year.

Item 1A.    Risk Factors

In addition to other information contained in this Annual Report, the following factors could affect Gateway’s future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Annual Report.

The PC industry is extremely competitive and pricing pressures have reduced Gateway’s gross profits and challenge its ability to maintain profitability.

Consolidation in the PC industry has resulted in larger and stronger competitors in many of Gateway’s markets and it continues to experience increased competition in certain of its business segments. Gateway competes primarily on the basis of customer satisfaction, price, product value, technology, product offerings with innovative performance features, quality, reliability, brand recognition, customer service and support, and by maintaining strategic supplier relationships that enable it to bring products to market quickly. Gateway’s management expects these competitive pressures to continue into the foreseeable future. Gateway’s management also expects that average sales prices of its PCs will continue to decline, although this may be partially offset by an increased product mix of relatively higher priced notebook PCs, Gateway branded PCs in Retail and liquid crystal displays. If Gateway continues to reduce PC prices in response to competition, Gateway may be unable to maintain or improve gross profits through cost reductions or offsetting sales of higher margin Non-PC products. Its overall gross profit as a percentage of sales has declined due to its shift in overall distribution to third party retail and competitive pressures. To the extent Gateway is unable to maintain or grow its revenues and market share and maintain or improve its gross profits, its business prospects and financial condition would be adversely affected.

Reliance upon third-party patents and intellectual property licensing could limit Gateway’s ability to innovate and exposes it to actual and potential litigation, which could adversely impact operating results.

There is no assurance that Gateway will continue to have access to existing or new third-party technology for use in its products. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, Gateway’s management believes that based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. However, there is no assurance that the necessary licenses would be available on acceptable terms. If Gateway or its suppliers are unable to obtain such licenses, Gateway may be forced to market products without certain desirable technological features. Gateway could also incur substantial costs to redesign its products around other parties’ protected technology.

Because of technological changes in the PC industry and the convergence of PCs with Non-PC products, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Gateway’s products and business methods may unknowingly infringe upon existing patents of others. For example, Gateway is a party to various lawsuits and claims, including assertions of patent infringements and intellectual property-related administrative proceedings that arise in connection with its business. Gateway cannot predict the outcome of these matters with certainty. Some of these lawsuits allege substantial damages and also seek injunctive relief to stop it from selling products alleged to infringe patents of others. If such relief was granted or substantial damages were incurred, Gateway’s business and results of operations would be materially adversely affected. In addition, responding to such claims, regardless of their merit, is time consuming, results in significant expenses, and diverts the attention of management and technical personnel.

Gateway attempts to transfer the risk of inadvertent patent infringement to its original design manufacturers and suppliers via contract. Gateway is not always successful in contractually transferring such risk to its original design manufacturers and suppliers, and even when it does so it may be unable to enforce their obligations or they may be unable to adequately defend any patent infringement claims against its PCs and Gateway-branded Non-PC products. If Gateway is unable to impose upon its original design manufacturers and suppliers the costs of patent infringement claims, its future operating results and financial condition could be materially adversely affected.

Because one customer accounts for a substantial portion of Gateway’s revenues, the loss of this customer would cause a significant decline in its revenues.

A single customer, Best Buy, accounted for approximately 39% of total revenues for 2006, up from 34% of total revenues for 2005, and is expected to continue to be a significant customer in the future. Although Gateway works to expand and diversify its customer base, reductions or terminations of product purchases by, or pricing pressures from, this customer or other major third-party retailers without an offsetting increase in new sales to other customers, would result in a substantial decline in revenue and operating results.

Failure to develop and maintain relationships with several key third-party retailers could adversely affect revenues.

Gateway’s products are sold primarily through direct channels and third-party retailers. Third-party retail sales have expanded significantly since early 2004. Gateway’s management expects a substantial portion of its future sales will be to a small number of key third-party retailers. Additionally, third-party retailer orders may vary considerably from quarter to quarter. If the financial condition of these retailers weakens or if they were to cease or significantly reduce the distribution of Gateway’s products, Gateway’s business and financial results could be adversely affected. If significant variability is experienced, Gateway’s business and financial results for a particular quarter could be adversely affected. In addition, failure to foster and maintain strategic relationships with these retailers could have a significant adverse impact on Gateway’s revenues and operating results.

If Gateway fails to attract new customers, retain its existing customers and/or replace revenues associated with its higher-margin service revenues, its operating results will be adversely impacted.

The success of Gateway’s business depends on increasing the overall number of customer transactions in a cost-effective manner. To do this, Gateway must attract new and repeat customers through its various marketing channels, including its website, its telephone call centers, its professional sales force, and its third-party retail partners, and then convert these interactions into sales transactions. Gateway’s reduced marketing expenditures have contributed in part to reduced demand within its Direct and Professional segments and Gateway’s ability to successfully bid on future public sector business could be negatively impacted if Gateway fails to perform under any of its existing public sector contracts. Furthermore, some of its third-party retail partners sell or may sell private label PCs at competitive prices and these sales have the potential to adversely affect Gateway’s market share. In addition, a portion of Gateway’s revenue and profit is derived from higher-margin Internet access services and extended warranties sold in prior periods and recognized over time under its revenue recognition policy, which Gateway expect to decline in the future. If Gateway does not achieve increased transaction volume, or replace its higher margin service revenues with alternative sources of profit margin, its ability to grow and maintain profitability will be adversely impacted.

Information technology systems integration issues could disrupt Gateway’s internal operations, which could have significant adverse effects on its profitability and/or may have a material effect on its internal controls over financial reporting.

Gateway is implementing a new enterprise resource planning (“ERP”) system, as well as order capture and customer service applications, and continues to develop and modify certain of its other systems. Gateway has experienced development and implementation delays with certain projects, and may experience interruptions in availability of portions of its information technology infrastructure, additional delays in development and implementation, or unanticipated system errors. Gateway may not be successful in implementing these new systems, and transitioning data and other aspects of the process could be expensive, time consuming and disruptive. Any disruptions that may occur in the implementation of these new systems or any future systems could adversely affect Gateway’s ability to report in an accurate and timely manner the results of its financial operations and otherwise efficiently operate its business, which could have significant adverse effects on its profitability.

Gateway started implementing a significant portion of the ERP during December of 2006 which will impact a number of its internal and reporting controls. While Gateway believes it has adequately planned for the implementation and review of all noted controls, no assurance can be made that it will meet all of its financial control requirements. Gateway is reporting a material weakness in its design of internal controls in this reporting period related to its receiving and selling of components with its original design manufacturers (see Item 9A).

Gateway is dependent on manufacturing and services provided by a limited number of third parties and failure to properly manage these relationships could significantly impact its results of operations.

Gateway is dependent upon third-party providers of manufacturing and support services. Gateway currently outsources a substantial portion of its manufacturing operations, a significant portion of its service and support functions, and some administrative and operational services to third-party providers under contract. Although Gateway has partnered with certain vendors, Gateway has no assurance that business interruptions will not occur or that these third parties will meet the needs of its business. If Gateway is unable to properly manage its relationships with these third-party providers or accurately forecast its demand requirements for them, its revenues and gross profits may be adversely affected. Similarly, if its third-party providers do not comply with their contractual obligations, Gateway’s results of operations could be adversely impacted.

Gateway requires a high volume of quality products and components for its PC and Non-PC offerings, substantially all of which are obtained from a limited number of original design manufacturers and suppliers. In some circumstances Gateway maintains single or dual-source vendor relationships, such as with Microsoft for operating system software and Intel and AMD for PC microprocessors. There currently is a lawsuit between AMD and Intel, the outcome of which could impact Gateway’s results of operations. If the supply of a key material product or component were delayed or curtailed, Gateway’s ability to ship the related product in a timely and cost-effective manner could be adversely affected. Gateway seeks to mitigate a portion of these risks in some cases by maintaining insurance to protect itself against loss of profits due to a vendor’s inability to perform due to an insurable property loss. In addition, Gateway seeks to mitigate such risks by having dual sources of supply where appropriate. However, even where multiple vendors are available, Gateway may source from a single vendor to take advantage of volume discounts, for product technical or quality reasons, or to maintain access to certain key components that are at times subject to industry-wide availability and pricing pressures. In cases where Gateway needs to switch to another original design manufacturer or supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable new or additional production with such original design manufacturers or suppliers could result in delays and possible reductions in net sales or increases in cost of goods sold. Gateway also receives market development funding from a few of these suppliers in order to promote or develop markets for computers featuring the supplier’s products. If the amount of market development funding were to significantly decline, Gateway’s results of operations could be adversely affected.

To minimize some of these risks, Gateway monitors the financial status of certain key original design manufacturers, suppliers and service providers and assesses the likelihood of disruption to the supply of products, components, or services. Certain of its commercial partners are financially weak, and Gateway has established contingency plans to mitigate its financial and operating exposure. However, such plans for any key commercial partner that experiences financial instability may not prevent delays or curtailments of deliveries of key products, components or services, or eliminate Gateway’s financial exposure to future costs such as warranty claims or the write-off of receivables from the sale of components to original design manufacturers, which could adversely affect Gateway’s future operating results and financial condition.

Many of Gateway’s competitors obtain products or components from the same original design manufacturers and suppliers that Gateway utilizes. Gateway’s competitors may obtain better pricing and other terms, more favorable allocations of products and components during periods of limited supply, and could limit Gateway’s ability to engage in relationships with certain original design manufacturers and suppliers. In addition, certain of Gateway’s original design manufacturers and suppliers could decide in the future to not continue conducting business with it. Any of these actions by Gateway’s competitors, original design manufacturers or suppliers could adversely affect its future operating results and financial condition.

Gateway is dependent on suppliers for trade credit. If such credit is not available, Gateway’s liquidity could be adversely affected.

Gateway’s ability to obtain trade credit from its suppliers is necessary for its ongoing business operations. Some of its suppliers have restricted the amount and terms of trade credit available to Gateway in response to continued operating losses and the decline in its cash and marketable securities balances. If Gateway continues to experience net losses and see further erosion of its cash balances, trade credit from suppliers could be further limited. While Gateway believes it will have sufficient cash and financial flexibility to meet its operational cash needs for at least the next twelve months, if it is unable to maintain sufficient liquidity, its future results of operations and financial condition would be adversely impacted. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

Gateway opened a final assembly facility during 2006 which exposes it to additional financial and operational risk.

To better serve its Professional and Direct customers, Gateway opened a dedicated U.S. final assembly facility in 2006. Gateway assembles configure-to-order desktops, notebooks and servers according to customer specifications at this facility, as well as providing custom imaging services and government compliance certification. This facility is expected to increase Gateway’s ability to serve its Professional and Direct customers and improve its cost efficiency. The facility increases Gateway’s fixed costs, requires additional systems and controls, and requires additional management oversight and expertise. Should any of these costs or requirements escalate or should anticipated volumes fall below expectations, Gateway’s results of operations and financial condition could be adversely impacted.

Gateway’s reliance on original design manufacturers or suppliers of key products and components exposes it to potential product quality issues and unanticipated warranty costs that could affect the on-time delivery and performance of its products and services, which could adversely impact operating results.

While outsourcing arrangements may lower its product and operating costs, they also reduce its direct control over production and distribution. If Gateway is unable to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues arise due to faulty products or components manufactured by original design manufacturers or suppliers, the market for its products or services could be adversely affected with a resulting reduction in revenues. Gateway’s estimated warranty and extended warranty costs are affected by ongoing product failure rates and specific product class failures. If product failure rates, material usage or service delivery costs exceed its estimates due to faulty products or components manufactured by original design manufacturers or suppliers, warranty expenses may increase. In many instances Gateway relies on offshore suppliers, particularly from Asia, for product assembly and manufacturing, and risks associated with transportation, including timely delivery to its primary ports of Los Angeles and Long Beach, California, and other natural or human factors may disrupt the flow of product. If for any reason manufacturing or logistics in any of these locations or the subsequent transportation to the U.S. or other customer locations were disrupted by economic, business, environmental, political, medical, military or terrorist events, Gateway’s operations and financial condition could be adversely affected. In addition, Gateway may experience production and financial difficulties if any of its significant original design manufacturers or suppliers suffer financial instability. This includes its likely inability to obtain reimbursement for prepaid warranty costs from certain original design manufacturers, should their financial condition deteriorate. Should such original design manufacturers or suppliers fail to either produce or deliver products as scheduled or to provide prepaid warranty coverage, Gateway’s operations and financial condition may be adversely affected.

Failure to develop and introduce new and technologically advanced products in an industry characterized by short product life cycles could adversely affect Gateway’s growth and efforts to sustain profitability.

Gateway’s business model depends on bringing new and innovative products to market quickly. The success of its product introductions depends on many factors including the availability of new products, successful quality control and launch readiness efforts, its ability to successfully forecast product demand, training of sales and support personnel, and customer acceptance of new technology. In addition, the introduction of certain new technologies, such as the Microsoft Windows® Vista™ operating system, presents Gateway with uncertainties regarding the speed of customer acceptance, software and hardware compatibility, and manufacturing schedules. If Gateway is unable to successfully forecast demand for new products, it may not properly manage its inventory levels and may have increased exposure to supply shortages, product obsolescence and other supply-related risks.

Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry. Gateway’s internal engineering personnel work closely with product and component suppliers and other technology developers to evaluate the latest developments in PC and Non-PC products. There is no assurance that Gateway will continue to have access to or the right to use new technology, or be successful incorporating such new technology in its products in a timely manner.

The failure to properly manage inventory could adversely affect operating results.

By distributing many of its products directly to its customers prior to its acquisition of eMachines, Gateway historically avoided the need to maintain high levels of finished goods inventory. This minimized costs and allowed Gateway to respond more quickly to changing customer demands and reduced its exposure to the risk of finished product obsolescence. As Gateway increases sales volume into third-party retail channels, managing its inventory effectively has become increasingly important. Third-party retailers may quickly increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Orders also may be adjusted in response to the supply of Gateway’s competitors’ products and seasonal fluctuations in end-user demand. In addition, Gateway maintains certain component products in inventory. If Gateway is not successful in forecasting component prices or component or product demand, its product costs could be impacted or it could have excess or insufficient inventory of certain components or products and any excess inventory may result in reduced prices and inventory write-downs, which in turn could result in lower gross profits. A decrease in market demand or a decision to increase supply, among other factors, could result in higher finished goods and component inventory levels, and a decrease in value of this inventory could have a negative effect on Gateway’s results of operations. Although Gateway’s management believes the company’s inventory and related reserve provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the PC industry, no assurance can be given that Gateway will not incur significant additional inventory and related charges. In addition, by purchasing component parts on behalf of original design manufacturers, Gateway has increased its credit risk with these original design manufacturers.

The failure to attract, retain and motivate key personnel could have a significant near-term adverse impact on Gateway’s operations.

Gateway’s ability to attract, retain and motivate employees and maintain employee morale has been adversely impacted by a number of factors, including workforce reductions, the closure of facilities and a competitive PC business environment. Gateway has experienced, and may continue to experience, turnover in senior management and in the general workforce, which may disrupt business operations, internal controls, and relationships with commercial partners and customers. Turnover, particularly among senior management, can also create distractions and cause operational inefficiencies as replacement personnel become familiar with its business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. There can be no assurance that Gateway will continue to successfully attract or retain the management it needs, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect its future operating results, internal controls and financial condition.

Gateway has outsourced operations in countries outside of the U.S. and changes in the political environment, economic policies and other factors within those countries or the U.S. could adversely affect its business.

Gateway has outsourced a substantial portion of its manufacturing operations to countries in Asia, Eastern Europe, and Mexico. A change in these countries’ economic or regulation policies could adversely affect business and economic conditions in the affected country generally and could negatively impact the cost-saving benefits of Gateway’s outsourced operations overseas. While Gateway’s contract obligations are typically in U.S. dollars, changes in currency exchange rates could impact its suppliers and increase prices. Changes in Chinese Yuan remnimbi to United States dollar exchange rate could increase its costs for products and components sourced from China. Any political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like. Further, risks associated with transportation and other natural or human factors, including disease epidemics, may disrupt operations in and the flow of products from certain countries. Gateway also has outsourced workers in countries outside of the U.S. in technical support call centers, repair centers, and refurbishment centers. These outsourced operations present Gateway with similar economic and political risks. The political climate in the U.S. also could change, which could adversely affect Gateway’s ability to maintain or create low-cost operations outside the U.S.

Environmental laws and regulations and unforeseen costs could impact Gateway’s future earnings.

Production and marketing of products in certain states and countries may subject Gateway to environmental and other regulations. Gateway also could face significant costs and liabilities in connection with product take-back legislation, which provides customers the ability to return product at the end of its useful life and places financial and other responsibility for environmentally safe collection, recycling, treatment and disposal with Gateway. Gateway also faces increasing complexity in its product design and procurement and operations as Gateway adjusts to new and upcoming requirements relating to the materials composition of its products, including the restrictions on lead and certain other substances that apply to specified electronics products marketed in the European Union as of July 1, 2006. The European Union has also finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. There is substantial complexity associated with compliance with these new regulations and the costs of implementation are not easily quantifiable. Compliance also necessitates its reliance on the representations made by suppliers as to material composition; while such representations are believed to be accurate, Gateway could face significant costs and liabilities if the representations prove to not be accurate. Furthermore, Gateway must rely on its suppliers’ ability to respond to environmental requirements with compliant products and documentation in a timely manner.

Similar laws and regulations have been or may be enacted in other states and countries. Other environmental regulations may require Gateway to reengineer its products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to Gateway. Although Gateway does not anticipate any material adverse effects based on the nature of its operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on Gateway.

Gateway is subject to seasonality which can make it difficult to forecast results of operations and anticipate near term developments.

Gateway’s revenues and operating margins vary among products, distribution channels and the seasonal buying habits of its customers. Historically revenues in the Retail segment are seasonally higher during the second half of the year, and Professional segment revenues are seasonally higher in the second and third quarters. Consequently, the overall operating margins of Gateway in any given period will depend, in part, on the product, geographic and channel mix reflected in that period’s net sales, as well as seasonality factors related to the time of the year. In addition, Gateway typically experiences an increase in sales activity near quarter-end. Developments late in a quarter, such as lower-than-anticipated demand for Gateway’s products or late arriving components and scheduling/production delays at its manufacturing or logistics partners, fluctuations in product, geographic and channel mix, and the effect of seasonality on its sales and operating margins can have significant adverse impacts on Gateway and its results of operations and financial condition for a given reporting period.

Expansion into international markets exposes Gateway to increased risks, which could adversely impact operating results.

Gateway has expanded sales of PCs and certain Non-PC products into international markets. International sales are subject to certain inherent risks including unexpected changes in regulatory requirements and tariffs, including antidumping penalties, risks in hedging for foreign currency fluctuations for non-U.S. dollar sales, difficulties in managing foreign operations, legal remedies that can affect accounts receivable collection and potentially adverse tax consequences. In addition, given that its products in international markets are sold primarily through a small number of third-party retail partners, Gateway’s business and financial results could be adversely affected if the financial condition of any of these retailers weakens or if they were to cease or significantly reduce the distribution of its products. For those international sales not denominated in U.S. dollars, any strengthening of the U.S. dollar relative to the currencies of other countries into which Gateway sell its products and services could make its products and services more expensive, thereby reducing the price-competitiveness of its products. Should any of these difficulties arise, its results of operations and financial condition could be adversely impacted.

War, terrorist acts and other political and economic uncertainties may adversely affect Gateway’s operating results.

War and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of hostility could materially adversely affect demand for Gateway’s products and disrupt its supply chain or customer fulfillment logistics or operations, resulting in an adverse impact on its future operating results and financial condition.

If Gateway cannot sustain profitability and Gateway incurs significant net losses or negative cash flows, the business could fail.

Gateway experienced net losses in the years ended December 31, 2003 and 2004 of $515 million and $568 million, respectively. While Gateway reported net income of $9.6 million for the year ended December 31, 2006 and $6.1 million for the year ended December 31, 2005, approximately $35 million and $41 million, respectively, was attributable to the Marketing, Development and Settlement Agreement with Microsoft, which expires in the fourth quarter of 2008 and Gateway cannot guarantee its future profitability, and additional significant net losses would materially adversely affect Gateway’s financial condition, results of operations and cash flows.

Its cash and marketable securities balances have declined since the first quarter of 2004 from historically higher levels due to the eMachines acquisition, restructuring its company, working capital usage in support of expanding its Retail business, and other operating, investing and financing activities. Cash and marketable securities balances declined materially from December 31, 2005 to December 31, 2006. Gateway may be unable to generate positive cash flow, which would result in declining cash and marketable securities balances. Gateway may be required to raise additional cash through additional debt or equity instruments. Gateway’s management believes Gateway will have sufficient cash and financial flexibility to meet its operational cash needs for the next twelve months. If it is unable to maintain sufficient liquidity or raise additional capital, its future results of operations and financial condition would be adversely impacted.

Gateway’s failure to protect customer data could adversely affect our sales and reputation.

There have been a number of instances in which personal information maintained by companies has been lost or stolen. Gateway collects and maintains large amounts of customer data in the normal course of its business, and Gateway’s service providers collect and maintain customer data in the course of providing services to customers on Gateway’s behalf. Gateway has policies and procedures in place to protect against inadvertent disclosure of customer data by it and its suppliers. It also proactively searches and seeks to protect against intrusions into its infrastructure to prevent the theft of customer data. Although Gateway believes it has effective policies, procedures and technology to prevent the disclosure of customer data, the loss or theft of customer data could adversely affect Gateway’s sales and reputation with its customers, as well as expose Gateway to potential damages and costs that could be material.

If Gateway does not maintain its reputation and expand its name recognition, Gateway may lose customers which would adversely impact its financial results.

Developing and maintaining awareness of its Gateway and eMachines brand names is critical to achieving widespread acceptance of its PC and Non-PC offerings. Promotion and enhancement of its brand will depend largely on whether Gateway cost-effectively provides reliable and desirable products and services to customers and the effectiveness of its marketing efforts. Currently, third-party retailers are often its first points of contact with consumers and these retailers provide much of its product advertising as Gateway has reduced its internal spending on marketing. If these retailers reduce or cease advertising its products, Gateway may need to increase its own sales and marketing expenses to create and maintain brand awareness among potential consumers. If customers do not perceive Gateway’s products to be of high quality, its brand names and reputation could be harmed, which could adversely impact its financial results.

Gateway’s internal control over financial reporting could be adversely affected by a material weakness in its internal controls. If not corrected, its operating results and stock price could be adversely affected.

During the course of the 2006 year-end close process, Gateway’s management examined Gateway’s processes relating to its receipt of components from original equipment manufacturers (OEMs) and sale of components to original design manufacturers (ODMs). As a result of that evaluation, management concluded that Gateway did not adequately design controls to ensure the timely accrual of liabilities to OEMs, recording of receivables from ODMs and receipt of inventory (see Item 9A). While Gateway continues to take steps to remediate this material weakness, there can be no assurance that Gateway will be able to completely remediate it such that management will be able to conclude that its internal control over financial reporting is effective. The existence of a significant deficiency or a material weakness could result in errors in Gateway’s financial statements that could result in a restatement, cause Gateway to fail to timely meet its reporting obligations and cause investors to lose confidence in its reported financial information, leading to a decline in Gateway’s stock price.

Item 1B.    Unresolved Staff Comments

None.

Item  2.    Properties

The following are Gateway’s principal administrative and sales offices, operational facilities and support centers in the following locations:

Facilities	Square Footage	Owned or Leased	Description / Property Use	Segment Use
Irvine, California	98,000	Leased	Corporate headquarters	All segments

Irvine, California	147,000	Leased	Warehouse and office space	All segments

North Sioux City, South Dakota	352,000	Owned	Customer sales and support center; administration	All segments

North Sioux City, South Dakota	15,000	Leased	Records storage	All segments

La Vergne, Tennessee	94,000	Leased	Assembly	Professional, Direct

Gateway continues to sublease or actively market to sublease or terminate approximately 22 remaining retail locations throughout the United States, as a result of the closure of all of its retail stores in April 2004. Gateway also continues to lease, sublease and actively market for sale, lease, or sublease office and distribution facilities in Lake Forest, San Diego and Poway, California; Lakewood and Colorado Springs, Colorado; Kansas City, Missouri, North Sioux City, South Dakota, and Hampton, Virginia.

Gateway believes that its administrative and sales offices, operational facilities and support centers will be adequate for its business needs in the foreseeable future.

Item  3.    Legal Proceedings

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Litigation

Rattner v. Snyder, et al. is a derivative action filed on September 6, 2006, in California State Superior Court, County of Orange, against Gateway as a nominal defendant and against individual members of Gateway’s board of directors. The suit alleges that Board members breached their fiduciary duties in connection with the Gateway’s September 1, 2006 announcement that it had rejected an earlier offer by shareholder Lap Shun “John” Hui to acquire Gateway’s retail operations for approximately $450 million. The complaint seeks unspecified damages and declaratory relief. On November 13, 2006, Gateway filed a motion for an order compelling plaintiff to furnish a bond, pursuant to California Corp. Code § 800(c), and the court has yet to rule on Gateway’s motion. The parties have stipulated that the director defendants need not appear in the matter or otherwise respond to the complaint until after a demand-futility motion to be filed by Gateway is resolved.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia, which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, asserting the same patents against each company. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the Court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is complete. The three actions have been consolidated into five separate trials, in which a different group of patents will be tried to each jury. The first of those trials involved Microsoft only, and was related to audio patents not asserted against Gateway. On February 22, 2007, a jury returned a verdict of approximately $1.5 billion against Microsoft. Microsoft is expected to appeal. The first trial that involves Gateway is scheduled to begin on March 19, 2007, with three additional trials expected to occur in 2007 and possibly 2008.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August 2004 and August 2005. No trial date has been set, but the trial is currently anticipated to occur sometime in 2007.

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

Market Information

Gateway common stock is listed on the New York Stock Exchange under the trading symbol “GTW.” The following table sets forth the quarterly high and low closing prices per share for Gateway’s common stock in 2005 and 2006:

	High	Low
2005:
1st quarter	$5.85	$3.95
2nd quarter	$4.16	$2.85
3rd quarter	$4.08	$2.44
4th quarter	$3.16	$2.48
2006:
1st quarter	$2.93	$2.15
2nd quarter	$2.36	$1.53
3rd quarter	$2.09	$1.30
4th quarter	$2.17	$1.60

Holders of Record

As of February 20, 2007, there were 6,862 holders of record of our common stock. There were no issued and outstanding shares of the Class A Common Stock as of such date.

Dividends

Gateway’s management believes the best use of cash is to fund internal growth and for general corporate purposes. As a result, it has not declared any cash dividends on its common stock since it was first publicly registered and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, Gateway’s credit agreement restricts its ability to pay dividends on its common stock.

Stock Performance Graph

The following graph shows the cumulative total return assuming the investments of $100 from December 31, 2001 through December 31, 2006 (and the reinvestment of dividends thereafter) in each of our common stock, the S&P 500 Index and the S&P Computer Hardware Index. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Gateway of its equity securities registered pursuant to Section 12 of the Exchange Act during 2006:

Period	(a) Total Number of Shares of Common Stock Acquisition	(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	996,383	$2.70	—	—
February 1-28, 2006	—	—	—	—
March 1-31, 2006	—	—	—	—
April 1-30, 2006	—	—	—	—
May 1-31, 2006	—	—	—	—
June 1-30, 2006	167,665	$1.67	—	—
July 1-31, 2006	—	—	—	—
August 1-31, 2006	—	—	—	—
September 1-30, 2006	—	—	—	—
October 1-31, 2006	122,224	1.84	—	—
November 1-30, 2006	—	—	—	—
December 1-31, 2006	—	—	—	—

Total	1,286,272	$2.48	—	—

The 996,383 shares of common stock represents the value of taxes withheld on the aggregate vesting of 2,146,426 shares of restricted stock originally issued in connection with the eMachines’ acquisition in March 2004. Gateway repurchased 167,665 shares of common stock in a private transaction from a Gateway executive at a price equal to the market price on June 5, 2006, the date of purchase. The 122,224 shares of common stock represents the value of taxes withheld on the vesting of employee restricted stock on October 4, 2006.

Item 6.    Selected Consolidated Financial Data

The following historical data was derived from Gateway’s audited consolidated financial statements. This financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report and in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The information below is not necessarily indicative of the results of future operations.

	For the years ended December 31,
	2006	2005	2004 (a)	2003	2002
Consolidated Statements of Operations Data (in thousands, except per share data):
Net sales	$3,980,803	$3,854,061	$3,649,734	$3,402,364	$4,171,325
Net income (loss) (b)	$9,643	$6,161	$(567,618)	$(514,812)	$(297,718)
Net income (loss) attributable to common shareholders	$9,643	$6,161	$(475,476)	$(525,950)	$(309,041)
Net income (loss) per common share:
Basic	$0.03	$0.02	$(1.31)	$(1.62)	$(0.95)
Diluted	$0.03	$0.02	$(1.45)	$(1.62)	$(0.95)

	As of December 31,
	2006	2005	2004 (a)	2003	2002
Consolidated Balance Sheet Data (in thousands):
Cash and marketable securities	$416,335	$585,688	$588,330	$1,051,456	$1,021,847
Total assets	$1,656,235	$1,921,066	$1,771,787	$2,028,438	$2,509,407
Senior convertible notes	$300,000	$300,000	$300,000	$—	$—
Series C redeemable convertible preferred stock	$—	$—	$—	$197,720	$195,422
Stockholders’ equity	$269,008	$255,274	$245,037	$722,018	$1,246,518

(a)	Results for 2004 reflect the inclusion of eMachines’ activity subsequent to March 11, 2004.
(b)	Net income (loss) includes certain restructuring, transformation, integration and other charges of $0.5 million, $13 million, $478 million, $192 million, and $99 million for 2006, 2005, 2004, 2003, and 2002, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Annual Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from Gateway’s expectations include the factors described in Item 1A “Risk Factors” of this Annual Report or that are otherwise described from time to time in our reports filed with the Securities Exchange Commission after this Annual Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

Management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has focused on marketing PCs and related products and services at a price that represents value to consumers, businesses, government offices and educational institutions.

We manage our business through our three major business segments: Retail (including International), Professional and Direct. Our strengths include our strong brand name recognition, our value-based product lines, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Some of the key developments and achievements for 2006 include:

•	Net income and PC unit sales—we posted net income of $9.6 million or $0.03 per share for the year ended December 31, 2006. Total PC unit sales of five million were up 12% over 2005.

•

Continued Cost Structure Improvements—SG&A expenses for the year were $309 million (including $0.5 million in restructuring, transformation and integration expenses), compared with $364 million in 2005 (including $13 million in restructuring, transformation and integration expenses). In the fourth quarter we announced plans to further reduce corporate SG&A through a cost reduction program that will yield $30-35 million in 2007. As a result of further activities, we believe we will achieve cost reductions that will exceed $30-35 million.

•

Notebook and Display Sales Growth—in 2006, we continued to experience sales momentum with our notebook products and flat panel displays. Notebook unit sales were up 48% in 2006 compared with 2005 and display sales were up 13% over 2005 sales.

•

Continued Retail and International Expansion—2006 saw continued strong contributions from U.S. Retail as PC unit sales were up by 22% overall, paced by surging notebook and display sales. Notebook unit sales were up 63% and flat panel display sales were up by nearly 60% over 2005. Based on NPD data, Gateway was the fastest growing notebook brand in U.S. Retail among the top-five vendors. International retail sales were up in 2006 as well. Gateway exited the year with more than 3,400 stores carrying Gateway and eMachines products in France, Japan, Mexico and the United Kingdom.

•

New Products—Gateway introduced a number of new products during 2006, including its flagship Gateway FX530 desktop PC line for digital enthusiasts, which has been widely acclaimed for delivering maximum performance and setting new standards for value in this high-end category. With this platform, Gateway became the first major PC OEM to offer warranty support for factory over-clocked processors. Gateway also built on the success of its award-winning 21-inch wide LCD display with a complete line of wide displays at 19-, 22- and 24-inches. Gateway also introduced a number of new notebook products for all sales channels featuring the latest mobile technology. For Professional customers, Gateway’s server line-up was redesigned, offering a new industrial design, enhanced serviceability and remote system management. The company also introduced a new storage area network (SAN) product, which provides enterprise-class storage at an entry-level price without sacrificing performance or reliability.

•

New CEO—in September 2006, Gateway named Ed Coleman as CEO, replacing Chairman Rick Snyder, who served as interim CEO for most of 2006. A 30-year veteran of the technology industry, Coleman has broad-based experience that includes sales and marketing, operations, IT services and finance roles with some of the world’s most successful technology companies.

•

Board of Directors—in December 2006, Gateway enhanced its Board of Directors by appointing Scott Galloway to the Board. Mr. Galloway, a clinical associate professor at NYU’s Stern School of Business and managing member of Firebrand Partners, brings a strong marketing perspective to the Board.

•

Award-winning North America-based Tech Support—in 2006, Gateway transitioned all of its customer care operations and support for customers in the U.S. and Canada to North America. As evidenced by the company’s improved performance in a number of third-party service-related studies, this move is paying off. In fact, in the two most recent Technology Business Research (TBR) Corporate IT Buying Behavior and Customer Satisfaction Studies for both desktop and notebook PCs, Gateway earned the number one designation and our “North America-based” approach to customer care was cited as a key factor in both studies.

We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and increasing gross profit. See Item 1A “Risk Factors”.

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

Revenue Recognition

Gateway recognizes revenue on PCs, servers and Non-PC products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services is recognized as the services are provided. Revenue from Internet access, web portal, and security services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, we may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to us. We disputed AOL’s retroactive adjustment and reached a settlement in November 2004 for $2.5 million related to the contested period and an additional $1.6 million for subsequent periods through 2004. This was recognized as revenue in 2004. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

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

Gateway records revenue net of sales or valued added taxes levied by governmental authorities. Such taxes are considered current liabilities and included within accrued expenses until paid.

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

Receivables from Suppliers

Gateway purchases selected components from suppliers and resells the components to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable from these sales of the components is recorded as “Receivables from suppliers”. If substantial uncertainty regarding the collectibility of these receivables is noted, an appropriate reserve may be required, which would affect earnings in the period the uncertainty is identified.

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

Long-lived Asset Impairments

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This process requires management to make assumptions and estimates related to estimated future net cash flows to be generated and used by an asset or asset group as well as the expected or future use of such assets and/or their estimated future useful lives. Actual results could differ from the assumptions and estimates used and a significant change to the planned use of an asset or asset group could result in a change of the useful life in a given reporting period.

Taxes on Earnings

Gateway records a tax provision or benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carry back historical losses, cumulative losses in recent years, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. If we determine that it is more likely than not that our net deferred tax assets will be realized, our valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

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

Non-Amortized Intangible Assets Including Goodwill

On March 11, 2004, Gateway acquired eMachines, a privately-held PC company, in a transaction valued at approximately $262 million. The acquisition combined Gateway’s Professional and Consumer (now called “Direct”) businesses, scale and cash availability with eMachines’ low cost structure, profitability, PC market strength, third-party retail network, and international presence. These factors contributed to a purchase price in excess of the fair value of eMachines’ net tangible and intangible assets acquired and, as a result, Gateway recorded goodwill of $156 million. Gateway also recorded $50 million in intangible assets related to the eMachines trade name. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicate an event of impairment may have occurred or exist. Gateway’s fourth quarter review process utilizes multiple methods to estimate fair value based on a discounted future cash flow approach that relies on estimates about Gateway’s future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on Gateway’s weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. Gateway’s fourth quarter of 2006 assessment supported the conclusion that no impairment of non-amortized intangible asset, including goodwill, existed as of December 31, 2006. A significant change in Gateway’s Retail business could result in a material impairment of these assets.

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

Results of Operations

The following table summarizes Gateway’s consolidated results of operations and net sales for the past three years (in thousands):

	2006	Percentage Change	2005	Percentage Change	2004
Net sales	$3,980,803	3.3%	$3,854,061	5.6%	$3,649,734
Gross profit	$255,361	(20.8)%	$322,438	5.0%	$307,072
Percentage of net sales	6.4%		8.4%		8.4%
Selling, general and administrative expenses	$308,738	(15.1)%	$363,578	(60.0)%	$909,050
Percentage of net sales	7.8%		9.4%		24.9%
Microsoft benefit	$34,500	(14.8)%	$40,500	100.0%	—
Percentage of net sales	0.9%	—	1.1%	—	—
Operating loss*	$(18,877)	(2,849.5)%	$(640)	99.9%	$(601,978)
Percentage of net sales	(0.5)%		(0.0)%		(16.5)%
Net income (loss)	$9,643	56.5%	$6,161	101.1%	$(567,618)
Units shipped	5,013	12.0%	4,476	26.8%	3,530

*	Includes $0.5 million, $13 million, and $478 million in 2006, 2005, and 2004, respectively, of restructuring, transformation and integration charges. See the “Restructuring Activities” section below for additional information.

Net Sales

2006 vs. 2005

The $127 million increase in 2006 net sales as compared to 2005 was primarily due to growth in our Retail segment ($381 million), which includes international, partially offset by sales declines in the Direct segment ($163 million) and Professional segment ($91 million).

See “Segment Performance” below for further discussion of net sales performance on a segment basis.

2005 vs. 2004

The $204 million increase in 2005 net sales compared to 2004 was primarily due to growth in our Retail segment ($873 million), partially offset by net sales declines in the Direct segment ($541 million) primarily resulting from the closure of our Gateway retail stores in April 2004 (which contributed $391 million to net sales in 2004), in addition to less promotion and advertising of low-end opening price points in Direct and our move away from Gateway-branded consumer electronic products, as well as declines in the Professional segment ($128 million) primarily due to weaker performance in the business sector and a trend towards large consolidated discounted purchases in the public sector.

Major Product Groups

The following table summarizes our net sales by major product or service group for the past three years (in thousands):

	2006	As %	2005	As %	2004	As %
Desktops	$1,868,312	46.9%	$1,894,172	49.2%	$1,982,141	54.3%
Notebooks	1,437,016	36.1%	1,191,898	30.9%	790,159	21.7%
Servers and other	32,129	0.8%	57,392	1.5%	54,474	1.5%

Total personal computers (PC)	3,337,457	83.8%	3,143,462	81.6%	2,826,774	77.5%
Non-PC	643,346	16.2%	710,599	18.4%	822,960	22.5%

Consolidated net revenues	$3,980,803		$3,854,061		$3,649,734

Sales of personal computer products represented approximately 84% of total net sales during 2006, as compared to 82% in 2005. As a percentage of total net sales, notebook computer sales increased 5 percentage points during 2006, due to our continued efforts to focus on the notebook computer market and the continued success of our Gateway-branded products in third-party retail. Notebook unit sales increased 48% worldwide compared with a 26% worldwide market unit increase based on the most recent International Data Corporation data.

Sales of non-PC products represented approximately 16% of total net sales during 2006, as compared to 18% in 2005. The decline is primarily due to decreasing unit sales in Direct, which generally yields a higher percentage of non-PC sales than other segments. Non-PC offerings include all products and services other than the PC, including stand-alone displays, peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system, networking products, web portal, and security services. In 2004, we discontinued sales of Gateway branded consumer electronic products.

Net sales of PCs increased in 2004 due to the addition of eMachines PC unit sales subsequent to March 11, 2004 offset by declines in Gateway PC sales due to the closure of the retail stores in April 2004 and lower average selling prices, as well as market share losses in the Professional and Direct segments.

Gross Profit

2006 vs. 2005

Gross profit was $255 million in 2006 compared with $322 million in 2005. This decrease in gross profit is largely attributable to lower margins due to competitive pricing pressures in the Retail segment ($19 million), margin pressure in the Professional segment ($29 million), and decreased Direct business ($19 million). As a percentage of net sales, gross profit for 2006 was 6.4%, compared with 8.4% in 2005. Non-PC sales accounted for 73% and 76% of gross profit during 2006 and 2005, respectively.

See “Segment Performance” below for further discussion of gross profit performance on a segment basis.

2005 vs. 2004

Gross profit was $322 million in 2005 compared with $307 million in 2004. This increase in gross profit is largely attributable to declines in restructuring, transformation and integration charges ($86 million) and improvements in Retail segment gross profit ($79 million) based on increased Retail unit volumes and sales revenues, and favorable resolution of a royalty cost dispute ($6 million), partially offset by gross profit declines in the Direct segment ($100 million) due to the closure of our Gateway retail stores in April 2004 ($33 million) and the discontinuation of sale of Gateway-branded consumer electronics, and gross profit declines in the Professional segment ($50 million) primarily due to price competition. Additionally in 2005, gross profit across all segments was favorably impacted by a change in cost estimate of a certain royalty obligation ($4 million), offset by the February 2006 Hewlett-Packard agreement related to patent infringement and royalties ($17 million). As a percentage of net sales, gross profit for 2005 was 8.4% the same amount as 2004. Non-PC sales accounted for approximately 76% and 67% of gross profit during 2005 and 2004, respectively.

Selling, General and Administrative Expenses

2006 vs. 2005

SG&A expenses were $309 million (including $0.5 million in restructuring expenses) in 2006 (7.8% of net sales) compared to $364 million (including $13 million in restructuring expenses) in 2005 (9.4% of net sales). In addition to the decrease in restructuring expenses ($13 million), the decrease in SG&A expense is attributable to an increase in 2005 in the sales tax reserve for a tax dispute related to prior years ($25 million), a 2006 adjustment to the sales tax reserve ($10 million) due to a favorable settlement from prior year sales tax dispute, decreased headcount-related expenses ($9.7 million) due to reduced headcount, decreased depreciation expense ($8.9 million), and other SG&A cost savings ($3.9 million), partially offset by increases in litigation settlements and professional fees ($7.8 million) and marketing expense due to increased brand awareness promotions ($7.7 million).

2005 vs. 2004

SG&A expenses were $364 million in 2005 (9.4% of net sales) compared to $909 million in 2004 (24.9% of net sales). The significant decrease in SG&A expense is attributable to a decrease in restructuring, transformation and integration charges ($379 million), closure of our Gateway retail stores in April 2004 ($60 million), reduced direct marketing costs partially related to the shift to third-party retail to reduce channel conflict ($47 million), rationalization of IT expenses ($32 million), and reductions in corporate overhead, headcount costs and other SG&A cost savings ($64 million), partially offset by a reserve increase for a sales tax dispute related to prior years ($25 million) and increased legal spending ($12 million) during 2005.

Restructuring Activities

We have engaged in several restructuring efforts, including actions related to the closure of our Gateway retail stores, outsourcing of certain processes, workforce reductions and plant closures. We have also incurred costs in connection with certain transformation efforts and our integration with eMachines in 2004. See also Note 13 to the consolidated financial statements. The following table summarizes restructuring, transformation and other charges recorded by Gateway, by income statement classification, for the past three years (in thousands):

	2006	2005	2004
Restructuring:
Cost of goods sold	$—	$—	$74,735
Selling, general and administrative	479	13,555	336,888

Total	$479	$13,555	$411,623

Transformation and Integration:
Cost of goods sold	$—	$(86)	$11,251
Selling, general and administrative	—	(411)	54,816

Total	$—	$(497)	$66,067

During the first quarter of 2004, Gateway adopted a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce, consolidate facilities and outsource certain operating activities. This plan was in addition to previous restructuring plans that were adopted in 2003, 2002 and 2001. All significant restructuring actions are now substantially complete. For all restructuring plans, approximate future cash outflows of $13 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $15 million from related sublease recoveries and asset dispositions.

Microsoft Agreement

In April 2005, Gateway entered into a Marketing, Development and Settlement Agreement with Microsoft Corporation that provides for Microsoft to make aggregate payments to Gateway of $150 million (including $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. As part of the agreement, Gateway is required to use the remaining $144 million to fund various marketing and promotional initiatives including advertising, sales training and consulting, as well as the research, development and testing of new Gateway products that run Microsoft products. In 2006 we received and recognized $34.5 million, compared to $40.5 million in 2005. Per the agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Hewlett-Packard Agreement

Following the signing of a binding term sheet in February 2006, Gateway and Hewlett-Packard executed a definitive agreement during the second quarter of 2006, licensing certain portions of their respective patent portfolios to each other. Under the license agreement, Gateway agreed to pay a total of $47 million, of which Gateway attributed $16.7 million to resolving, without admission of fault, allegations of past patent infringement, recognizing such cost as a component of cost of goods sold in 2005. The remaining $30.3 million is attributable to the value of the future seven year cross-licensing agreement.

Operating Income (Loss)

2006 vs. 2005

Operating loss for 2006 totaled $19 million compared with a loss of $1 million in 2005. This reflects a decline in gross profit dollars ($67 million) and benefits related to the April 2005 agreement with Microsoft as discussed in the “Microsoft Agreement” section above ($6 million), partially offset by an overall focus on SG&A cost savings ($55 million).

2005 vs. 2004

Operating loss for 2005 totaled $1 million compared with a loss of $602 million in 2004. This reflects restructuring, transformation and other special charges discussed in the “Restructuring Activities” section above of $13 million and $478 million in 2005 and 2004, respectively. In addition to the significant decline in restructuring, transformation and other special charges, the improvement in 2005 operating income reflects $40.5 million of benefits related to the April 2005 agreement with Microsoft discussed in the “Microsoft Agreement” section above, as well as the continued positive impact of 2004 initiatives including focus on overall SG&A cost savings, offset by a reserve increase for a prior years sales tax dispute ($25 million) and the entering into an agreement with Hewlett-Packard in February 2006, related to patent infringement and royalties ($17 million).

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	2006	2005	2004
Interest income	$11,871	$10,560	$14,257
Gain (loss) on sales of investments	(195)	1,392	(44)
Gain on extinguishment of liabilities	—	1,229	6,886
Interest expense	(5,720)	(6,116)	(823)
Amortization of debt issuance costs	(1,591)	(1,622)	—
Other, net	(227)	1,348	(29)

Total	$4,138	$6,791	$20,247

Other income, net includes primarily interest income and expense, and gains and losses of investments, amortization of debt issuance costs and gain from the extinguishment of liabilities. Other income decreased $3 million in 2006 primarily due to a $1 million gain on the sale of certain extended service liabilities in the first quarter of 2005 and a $2 million gain on the sale of a single investment during the second quarter of 2005, partially offset by higher interest income resulting from higher interest rates.

Other income decreased $13 million in 2005 primarily due to an increase in interest expense, including the amortization of debt issuance costs, as a result of the issuance of $300 million in senior convertible notes in December 2004 and utilization of the revolving credit facility in 2005, a decrease in interest income and a decrease on gain on extinguishment of liabilities.

Income Taxes

In 2006, we recorded a tax benefit of $24 million primarily representing a change in tax accrual of $25 million, together with foreign tax refunds recognized of $2.1 million, offset by foreign and state tax accruals from operations of $2.8 million. The change in tax accrual consists primarily of the reversal of previously accrued tax liabilities resulting from various tax authority settlements of $27 million and recognition of domestic tax refunds of $6.0 million. The benefit was offset by $6.2 million of interest accruals relating to previously accrued liabilities, and $1.5 million of current year accruals established for anticipated tax liabilities. The domestic tax refunds and accrued tax liability reversals represent various settlements between Gateway and the Appeals Office of the Internal Revenue Service with respect to multiple domestic and international issues under audit. These agreements are still subject to review of the Joint Committee on Taxation. We believe the review of the Joint Committee will not adversely impact the recognition of the benefit recorded for these agreements.

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

•

International—includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information;

•

Professional—includes sales to educational institutions (K-12 and higher education), government entities (federal, state and local), small-to-medium businesses, value-added resellers and certain other resellers; and

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as legacy revenue streams from Gateway’s closed retail stores.

Revenues from these segments are derived from sales of PC and Non-PC products and services. We evaluate segment performance based on sales, gross profit and segment contribution, but do not allocate segment assets or other income and expense items for management reporting purposes. Segment contribution includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring, transformation and integration charges discussed in “Restructuring Activities” above.

The following table presents key segment performance indicators for the past three years (in thousands):

	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Net sales:
Retail (including International)	$2,739,884	16.2%	$2,358,669	58.8%	$1,485,715
Professional	895,774	(9.2)%	986,943	(11.4)%	1,114,493
Direct	345,145	(32.1)%	508,449	(51.6)%	1,049,526

	$3,980,803	3.3%	$3,854,061	5.6%	$3,649,734

Segment gross profit:
Retail (including International)	$118,050	(13.9)%	$137,076	137.5%	$57,712
Professional	62,189	(32.0)%	91,399	(35.3)%	141,301
Direct	75,122	(20.1)%	93,962	(51.6)%	194,049

	$255,361	(20.8)%	$322,437	(18.0)%	$393,062

Segment contribution:
Retail (including International)	$96,350	(20.1)%	$120,536	179.3%	$43,161
Professional	(6,509)	(138.4)%	16,937	(71.0)%	58,356
Direct	35,379	(15.0)%	41,601	65.9%	25,070

	$125,220	(30.1)%	$179,074	41.5%	$126,587
Non-segment expenses and other charges	(178,607)	(18.9)%	(220,214)	(69.8)%	(728,565)

Microsoft benefit	34,500	(14.8)%	40,500	100%	—
Consolidated operating loss	$(18,887)	(2,851.1)%	$(640)	(99.9)%	$(601,978)

Retail (including International)

The Retail segment delivered net sales of $2.7 billion on shipments of 4,171,000 PC units in 2006 as compared with $2.4 billion on shipments of 3,474,000 PC units in 2005. The increases reflect strong segment performance in the first half of the year due to the continued success of Gateway-branded products in the retail channel as well as growth in our International business. The fourth quarter was negatively impacted by component shortages and softer than normal fourth quarter retail demand in the U.S. and Japan due to Microsoft’s launch of its new Vista operating System in January 2007. Channel inventories closed the quarter at unusually low levels as retailers managed down their inventories of Microsoft XP products in anticipation of the January launch of Microsoft Vista.

Retail segment gross profit was $118 million (4.3% of sales) in 2006 as compared with $137 million (5.8% of sales) in 2005. The decline reflects competitive pricing pressures in the second half of the year ($18 million), higher than expected costs due in part to component price increases ($17 million), and additional expedited freight and other costs ($2 million), partially offset by gross profit from increased revenue ($16 million) and other savings ($2 million).

Retail segment contribution was $96 million (3.5% of sales) in 2006 as compared with $121 million (5.1 % of sales) in 2005. The decline reflects the same factors present in the gross profit discussion above, as well as increased selling, general and administrative expenses ($5.2 million).

Professional

The Professional segment generated net sales of $896 million on shipments of 673,000 PC units in 2006 compared with $987 million on shipments of 749,000 PC units in 2005. The $91 million decrease in net sales is the result of greater selectivity in contract bidding ($44 million), declining extended warranty deferred revenue amortization ($10 million), and competitive pricing ($37 million).

Professional segment gross profit was $62 million (6.9% of net sales) in 2006 compared with $91 million (9.3% of net sales) in 2005. The $29 million decrease in segment gross profit was attributable to reduced sales volume ($9 million), declining extended warranty deferred revenue amortization ($10 million) as stated above, and increases in warranty and royalty expenses ($10 million).

Professional segment contribution was a loss of $7 million (0.7% of net sales) in 2006 compared with a $17 million profit (1.7% of net sales) in 2005. The decline in segment contribution of $24 million is attributable to the $29 million decrease in gross profit noted above, partially offset by cost savings from headcount reductions ($5 million).

Direct

The Direct segment generated net sales of $345 million on shipments of 169,000 PC units in 2006 compared with $508 million on shipments of 253,000 PC units in 2005. The decrease in revenue and unit sales is due to a sharp volume decline in telephone based orders ($134 million), declining extended warranty deferred revenue recognition ($18 million), and declining Internet access subscription revenue ($17 million), partially offset by increased average unit prices ($6 million). The net sales and unit declines were primarily due to marketing that did not drive demand to anticipated levels and our decision at the end of the second quarter of 2006 to shift away from emphasizing products with low opening price points in favor of offering more fully featured solutions The decline in extended warranty deferred revenue recognition is due to some extended warranty revenue streams reaching full amortization during the year. Similarly, the decline in Internet access subscription revenue is the result of a shrinking subscriber base.

Direct segment gross profit was $75 million (21.9% of net sales) in 2006 compared with $94 million (18.5% of net sales) in 2005. The decrease in gross profit of $19 million is primarily attributable to reduced sales volume.

Direct segment contribution was $35 million (10.3% of net sales) in 2006 compared to $42 million (8.2% of net sales) in 2005. The decrease in contribution of $7 million is attributable to the $19 million decrease in gross profit noted above partially offset by cost savings in variable sales expenses ($8 million), headcount reductions ($2 million), and other expenses ($2 million).

Non-Segment Expenses

Non-segment expenses and other charges are the costs excluded from our operating segments and primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

Non-segment expenses and other charges totaled $179 million in 2006 (including $0.5 million) in restructuring expenses) as compared with $220 million in 2005 (including $13 million in restructuring expenses). The $41 million decrease consists primarily of changes in the sales tax reserve for a tax dispute related to prior years ($25 million), a 2006 adjustment to the sales tax reserve ($10 million) due to a favorable settlement from prior year sales tax dispute, reductions in restructuring expenses ($13 million), decreased depreciation expense ($8.2 million), decreased headcount-related expenses ($1.6 million) due to reduced headcount, and other cost savings ($1.1 million), partially offset by increases in litigation settlements and professional fees ($7.8 million), marketing expense ($6.9 million), and relocation and recruiting costs ($2.4 million).

Liquidity and Capital Resources

As of December 31, 2006, Gateway had approximately $416 million in cash and marketable securities as compared with $586 million at the end of 2005.

The following table presents selected financial statistics and information related to cash as of December 31 for the periods indicated (dollars in thousands):

	For each of the quarters ending December 31
	2006	2005	2004
Cash and marketable securities	$416,335	$585,688	$588,330
Days of sales in accounts receivable (a)	25	28	30
Days inventory on hand (b)	9	19	19
Days in accounts payable (c)	(58)	(67)	(51)

Cash conversion cycle before days in supplier receivables	(24)	(20)	(2)
Days in supplier receivables (d)	23	19	8

Cash conversion cycle (e)	(1)	(1)	6

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days of inventory from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	Gateway purchases selected components from suppliers and, where possible, in lieu of a consignment arrangement, resells the components to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable from the sale of the components to the original design manufacturer is recorded in “Receivables from suppliers”. Supplier receivables amounted to $247 million, $214 million, and $79 million at December 31, 2006, 2005, and 2004, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of goods sold divided by the number of days in the quarter. The increase in days in receivables from suppliers in 2006 is due to the inclusion of three additional original design manufacturers in Gateway’s buy-sell program.
(e)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand and in supplier receivables less days in accounts payable and effectively measures the number of days from component purchases to cash collection on customer sales.

We used $69 million in cash in support of operating activities in 2006. Significant factors affecting cash used in operations included net income adjusted for non-cash items of $48 million, and a net decrease in accounts receivable and inventory of $190 million offset by an increase in other assets of $72 million, and a net decrease in accounts payable, accrued liabilities, accrued royalties and other liabilities of $236 million. The decrease in accounts receivable was due to lower sales activity in the fourth quarter of 2006 as compared to the fourth quarter of 2005 and an increased focus by management to reduce aged accounts receivables. The decrease in inventory was driven primarily by management’s focus on reducing remanufactured units held for sale and “in-transit” finished goods, while Other Assets increased primarily due to increased Receivable from suppliers. Accounts payable decreased in connection with management’s desire to improve relations with its key vendors by shortening its days in accounts payable. Accrued Liabilities and Royalties decreased due to reduced sales activity in fourth quarter 2006 as compared to the fourth quarter 2005. Other Liabilities decreased due to a reduction of deferred revenue. We used approximately $55 million in cash for capital expenditures primarily for the development of our new ERP system and $128 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $222 million. From a financing perspective, we paid $50 million on our line of credit.

We used $25 million in cash in support of operating activities in 2005. Significant factors affecting cash used in operations included a net increase in accounts receivable, inventory and other assets of $238 million, offset by a net income adjusted for non-cash items of $83 million, and a net increase in accounts payable, accrued expenses and other liabilities of $130 million. The increase in accounts receivable was driven by an increased mix of Retail sales. The increase in inventory was driven primarily by the increased level of finished products for Retail as well as an increase in component inventories, while accounts payable increased in connection with new supply and manufacturing agreements. The increase in days in accounts payable of 16 days from 2004 to 2005 was due to changed supplier terms and conditions. Other assets increased due to the increased sale of components to original design manufacturers to incorporate into products being manufactured for us. We used approximately $40 million in cash for capital expenditures and $45 million to purchase marketable securities, offset by proceeds from sales of marketable securities of $190 million.

We used $434 million in cash in support of operations during 2004, including $271 million of net loss adjusted for non-cash items. Other significant factors affecting cash used in operations include a net increase in accounts receivable of $59 million (after giving effect for the $120 million in accounts receivable assumed through acquisition of eMachines) due to the shift in our business model from our former retail stores to third party retail and decreases in current and other liabilities of $209 million (including settlement of most of the $277 million in current liabilities assumed in connection with the eMachines’ acquisition), partially offset by declines in inventory and other assets of $104 million (after giving effect for the $153 million in inventory and other assets assumed through acquisition of eMachines). From an investing perspective, we generated proceeds of approximately $485 million through the liquidation of marketable securities and the sale of an idled facility and used $41 million in acquisition of eMachines, $22 million to settle a shareholder note payable and approximately $35 million in acquisition of capital assets. From a financing perspective, we generated a net $291 million through a $300 million convertible debt offering, $50 million through borrowings against our credit facility, and $12 million through employee stock option exercises while using $280 million to purchase treasury stock and redeem the Series A and C Preferred Stock held by AOL and $9 million to pay preferred stock dividends.

Our cash position varies during any particular period, but historically increases at quarter-end due to additional focus by management on accounts receivable, inventory, accounts payable and credit facility balances. Although our quarter-end cash balance is one analytical measure used by our suppliers in evaluating credit terms, we believe our payment performance is a more important factor to our suppliers. Accordingly, over the past few quarters we have reduced our days in accounts payable as part of an overall strategy to improve our supplier relations. We also lowered our credit facility borrowings by $50 million during 2006.

Looking to 2007 our goal is to reverse the negative cash flows from operations through improving our overall financial results by improving product sales and gross profit, reducing SG&A costs, improving management of working capital, and aggressively defending litigation matters to minimize or avoid settlement charges. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our sources of capital will be sufficient to fund anticipated working capital requirements, restructuring actions, capital expenditures and cash required for other activities for at least the next twelve months. However, cash flows from future operations and investing activities and the precise amount and timing of our future financing needs are uncertain. Future cash flow will depend on a number of factors, including our ability to achieve the goals set forth in the preceding paragraph, and those factors set forth in Item 1A—Risk Factors. Should we be unable to meet our cash needs from our current sources of capital, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources including additional equity offerings. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources, or maintain current credit lines with vendors.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to $200 million. Our borrowing base fluctuates primarily as a function of our outstanding accounts receivable. Borrowings under this agreement bear interest at variable-term LIBOR or prime rates, at our election. As of December 31, 2006 and December 31, 2005, we had $0 and $50 million, respectively in borrowings outstanding under this agreement. The interest rate as of December 31, 2006 was 7.25%. This interest rate adjusts with changes in the prime rate. We also utilized the credit agreement to support $36 million of stand-by letters of credit and had borrowing availability of $35 million. In addition to usual and customary covenants for an arrangement of its type, the credit agreement includes certain financial covenants. Gateway renegotiated the credit agreement as of December 26, 2006 to replace the financial covenant that we maintain a certified cash balance of $150 million with covenants that we maintain a liquidity position of $100 million and negative cash flow not to exceed $40 million and $57 million for the fourth quarter of 2006 and the first quarter of 2007, respectively, and $60 million for each quarter thereafter, with cumulative negative cash flow not to exceed $120 million. Further, once we have achieved 3 consecutive quarters of positive excess cash flow, the amended credit agreement requires that we maintain positive cash flow in each quarter thereafter. The agreement expires on October 31, 2010, at which time all amounts then outstanding will be due and payable.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 3 to the Consolidated Financial Statements.

Restructuring Obligations

During the first quarter of 2004, Gateway adopted a restructuring plan to, among other things, close its remaining 188 retail stores, reduce its workforce, consolidate facilities and outsource certain operating activities. This plan was in addition to previous restructuring plans that were adopted in 2003, 2002 and 2001. All significant restructuring actions are now substantially complete. For all restructuring plans, approximate future cash outflows of $13 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $15 million from related sublease recoveries and asset dispositions. These amounts are included in the Operating lease category in the Contractual Obligations table below. See also Note 13 to the Consolidated Financial Statements.

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

Contractual Obligations

The cash impact of our contractual obligations associated with operating leases, royalty and licensing agreements, purchase obligations and announced restructurings is as follows:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$14,904	$7,659	$12,645	$1,739	$(7,139)
Royalty/Licensing agreements (2)	34,710	25,525	5,652	3,533	—
Debt, including estimated interest obligations	321,750	5,250	160,500	156,000	—
Estimated purchase obligations (3)	107,270	107,270	—	—	—

Total	$478,634	$145,704	$178,797	$161,272	$(7,139)

(1)	Represents lease obligations, net of anticipated sublease cash receipts, including amounts that have been accrued in connection with certain restructuring actions. See Notes 5 and 13 to the Consolidated Financial Statements for additional information.
(2)	Includes $22 million payment due to Hewlett-Packard pursuant to the cross-licensing agreement.
(3)	Purchase obligations include agreements to purchase goods or services (such as minimum levels of outsourced support services) that are enforceable, legally binding and specify all significant terms, including: the quantity to be purchased, the price to be paid and the timing of the purchase. These figures exclude agreements or amounts that are cancelable without penalty. The materials purchase obligation portion of this amount represents approximately six weeks of supply in our manufacturing channel.

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

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position, which is incorporated herein by reference.

Subsequent Event

On February 13, 2007, Gateway received notification from Revenue Ireland, the Irish taxing authority, that it had waived all further consideration related to possible capital gains treatment resulting from the dissolution and liquidation of certain Gateway entities in Europe. These entities ceased operations in 2001 and have been in the process of liquidation since then. Based on this notification, Gateway reduced its income taxes payable and increased the related income tax benefit as of and for the year ended December 31, 2006 by $2.7 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are generally not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated value. Regarding long-term investments, Gateway holds and may continue to consider investments in minority interests in companies having operations or technology in areas within Gateway’s strategic focus. Adverse changes in market conditions such as occurred in the years starting in 2000, and poor operating results of certain of these underlying investments, have resulted and may in the future result in Gateway incurring losses or an inability to recover the original carrying value of our investments. As of December 31, 2006, we held long term investments of approximately $3 million.

In October 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to an aggregate of $200 million. Borrowings under this agreement bear interest at variable-term LIBOR or prime rates, at Gateway’s election. As of December 31, 2006 and December 31, 2005, Gateway had $0 and $50 million, respectively in borrowings outstanding under this agreement. The interest rate as of December 31, 2006 was 7.25%. This interest rate adjusts with changes in the prime rate. We also utilized the credit agreement to support $36 million of stand-by letters of credit and had borrowing availability of $35 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

We have audited the accompanying consolidated balance sheets of Gateway, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years ended December 31, 2006. Our audit also included the accompanying financial statement schedule for the years ended December 31, 2006, 2005, and 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gateway, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123(R), Share-based Payment, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2007

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006, 2005 and 2004

(in thousands, except per share amounts)

	2006	2005	2004
Net sales	$3,980,803	$3,854,061	$3,649,734
Cost of goods sold	3,725,442	3,531,623	3,342,662

Gross profit	255,361	322,438	307,072
Selling, general and administrative expenses	308,738	363,578	909,050
Microsoft benefit	34,500	40,500	—

Operating loss	(18,877)	(640)	(601,978)
Other income, net	4,138	6,791	20,247
Minority interest	(18)	—	—

Income (loss) before income taxes	(14,757)	6,151	(581,731)
Income tax benefit	24,400	10	14,113

Net income (loss)	9,643	6,161	(567,618)
Preferred stock dividends and accretion	—	—	(7,991)
Gain on redemption of preferred stock	—	—	100,133

Net income (loss) attributable to common stockholders	$9,643	$6,161	$(475,476)

Net income (loss) per common share:
Basic	$0.03	$0.02	$(1.31)

Diluted (Note 1)	$0.03	$0.02	$(1.45)

Weighted average shares outstanding:
Basic	373,001	371,661	363,708

Diluted (Note 1)	374,023	372,167	391,115

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(in thousands, except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$345,677	$422,488
Marketable securities	70,658	163,200
Accounts receivable, net of allowance for uncollectible accounts of $2,218 and $6,092 at December 31, 2006 and 2005, respectively	274,782	345,288
Inventory:
Components and subassemblies	18,181	71,163
Finished goods	79,006	148,181

Total inventory	97,187	219,344
Receivables from suppliers	247,207	213,901
Other	215,582	209,851

Total current assets	1,251,093	1,574,072
Property, plant and equipment, at cost	341,576	484,535
Less: Accumulated depreciation and amortization	(230,645)	(401,379)

Property, plant and equipment, net	110,931	83,156
Intangible assets, at cost	129,277	99,000
Less: Accumulated amortization	(67,377)	(59,538)

Intangible assets, net	61,900	39,462
Goodwill and non-amortizable intangible assets	205,219	205,219
Restricted cash	3,266	3,754
Long-term investments	3,159	3,159
Deferred debt issue costs	6,010	7,600
Other assets, net	14,657	4,643

	$1,656,235	$1,921,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$50,000
Accounts payable	612,639	761,895
Accrued expenses	159,199	178,066
Warranty	46,616	34,615
Restructuring	13,046	25,897
Other accrued liabilities	11,254	10,533
Accrued royalties	54,521	68,216
Deferred revenue	27,701	57,834
Income taxes payable	91,213	113,918
Other current liabilities	2,745	3,993

Total current liabilities	1,018,934	1,304,967
Senior convertible notes	300,000	300,000
Deferred revenue	14,895	33,226
Warranty	18,223	2,425
Deferred tax liabilities	19,840	19,840
Other long-term liabilities	12,917	5,334

Total liabilities	1,384,809	1,665,792

Minority interest	2,418	—

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 376,989 and 377,239 shares issued in 2006 and 2005, respectively	3,770	3,773
Additional paid-in capital	973,895	971,761
Common stock in treasury, at cost, 5,347 and 4,061 shares for 2006 and 2005, respectively	(26,448)	(23,253)
Deferred stock-based compensation	(2,746)	(6,352)
Accumulated deficit	(678,243)	(687,886)
Accumulated other comprehensive loss	(1,220)	(2,770)

Net stockholders’ equity	269,008	255,273

	$1,656,235	$1,921,065

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005, and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,643	$6,161	$(567,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-down of long-lived assets	1,270	16,101	156,710
Depreciation and amortization	27,578	38,816	112,225
Provision for doubtful accounts receivable	2,540	5,529	11,198
Stock-based compensation	5,732	13,663	13,617
Loss on sales of investments	118	519	46
(Gain) loss on sale of property, plant and equipment	(23)	—	2,500
Other, net	1,591	1,874	643
Changes in operating assets and liabilities, net of the effects of the eMachines’ acquisition:
Accounts receivable	67,966	(8,696)	(59,316)
Inventory	122,157	(23,020)	63,512
Other assets	(72,197)	(205,825)	40,793
Accounts payable	(152,067)	222,595	(94,685)
Accrued expenses	(23,472)	(24,721)	(32,284)
Accrued royalties	(13,695)	26,420	(19,289)
Other liabilities	(46,616)	(94,143)	(62,250)

Net cash used in operating activities	(69,475)	(24,727)	(434,198)

Cash flows from investing activities:
Purchases of available-for-sale securities	(127,813)	(44,993)	(113,199)
Sales of available-for-sale securities	221,683	189,874	586,176
Purchases of property, plant and equipment	(55,435)	(40,427)	(34,467)
Proceeds from sale of property, plant and equipment	4,504	13,875	12,086
Cash paid in acquisition of eMachines, net of cash acquired	—	—	(41,350)
Payment of shareholder note payable	—	—	(22,448)

Net cash provided by investing activities	42,939	118,329	386,798

Cash flows from financing activities:
Payment of preferred dividends	—	—	(8,840)
Proceeds from stock option exercises	5	1,093	11,668
Proceeds from the issuance of senior convertible notes, net	—	—	290,862
Proceeds from revolving credit facility	—	—	50,000
Payment from revolving credit facility	(50,000)	—	—
Purchase of Series A and C preferred stock	—	—	(264,253)
Purchase of treasury stock	(280)	—	(15,764)

Net cash provided by (used in) financing activities	(50,275)	1,093	63,673

Net increase (decrease) in cash and cash equivalents	(76,811)	94,695	16,273
Cash and cash equivalents, beginning of year	422,488	327,793	311,520

Cash and cash equivalents, end of year	$345,677	$422,488	$327,793

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,533	$6,858	$476
Cash received during the period for income taxes	$3,957	$2,257	$2,144
Supplemental disclosure of non cash investing and financing activities:
Minority interest in earnings	$18	$—	$—
Value of common stock issued in acquisition of eMachines	$—	$—	$214,623
Accretion of Series C preferred stock	$—	$—	$2,280
Value of restricted shares withheld for taxes	$3,195	$7,489	$—
Preferred stock surrendered in payment of receivable due from AOL	$—	$—	$35,614

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005, and 2004

(in thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock- Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Net Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount
Balance, January 1, 2004	50	$200,000	324,392	$3,244	—	$—	$734,550	$—	$(218,571)	$2,795	$722,018
Net loss									(567,618)		(567,618)
Foreign currency translation										(1,643)	(1,643)
Net unrealized loss on available for sale securities, net of tax										(728)	(728)
Total comprehensive loss											(569,989)
Issuance of stock in acquisition of eMachines			42,281	423			190,266				190,689
Issuance of restricted stock in acquisition of eMachines			5,307	53			27,491	(27,544)			—
Issuance of stock through option exercises, including tax benefit of $ 656			2,959	29			12,295				12,324
Redemption of Series A preferred stock	(50)	(200,000)									(200,000)
Acquisition of treasury stock					2,725	(15,764)					(15,764)
Gain on redemption of Series A and C preferred stock									100,133		100,133
Dividends declared and accretion of redeemable preferred stock									(7,991)		(7,991)
Compensation expense on stock options and restricted stock							512	13,105			13,617

Balance, December 31, 2004	—	$—	374,941	$3,749	2,725	$(15,764)	$965,114	$(14,439)	$(694,047)	$424	$245,037

Net income									6,161		6,161
Foreign currency translation										517	517
Net unrealized loss on available for sale securities, net of tax										(3,711)	(3,711)
Total comprehensive income											2,967
Cancellations of restricted stock			(99)	(1)			(237)	238			—
Issuance of stock, including tax benefit of $ 227			2,397	25			6,884	(5,589)			1,320
Acquisition of treasury stock					1,336	(7,489)					(7,489)
Compensation expense on stock options and restricted stock								13,438			13,438

Balance, December 31, 2005	—	$—	377,239	$3,773	4,061	$(23,253)	$971,761	$(6,352)	$(687,886)	$(2,770)	$255,273

Net income									9,643		9,643
Foreign currency translation										104	104
Net unrealized loss on available for sale securities, net of tax										1,446	1,446
Total comprehensive income											11,193
Cancellations of restricted stock			(583)	(6)			(1,667)	1,673			—
Issuance of stock, including tax benefit of $ 313			333	3			668	(353)			318
Acquisition of treasury stock					1,286	(3,195)					(3,195)
Compensation expense on stock options and restricted stock							3,133	2,286			5,419

Balance, December 31, 2006	—	$—	376,989	$3,770	5,347	$(26,448)	$973,895	$(2,746)	$(678,243)	$(1,220)	$269,008

The accompanying notes are an integral part of the consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Summary of Significant Accounting Policies:

Gateway directly and indirectly sells its desktop and notebook computers and servers (“PCs”), PC-related products and services that are enabled by or connect with PCs to third-party retailers, consumers, businesses, government agencies and educational institutions. PC-related products and services (“Non-PC”) consist of all products and services other than the PC, including stand-alone displays, peripherals, software, accessories, extended warranty services, training, Internet access, web portals, security services, enterprise system and networking products and services.

On March 11, 2004, Gateway completed its acquisition of eMachines, Inc., a privately-held computer company. These consolidated financial statements include eMachines’ results of operations subsequent to March 11, 2004 (see Note 10).

During 2006, Gateway entered into a joint venture agreement with a significant original design manufacturer to provide a dedicated U.S. final assembly facility in LaVergne, Tennessee. Beginning in June 2006 and continuing through October 2006, Gateway invested $5.6 million in this joint venture, known as Gateway Pro Partners, LLC (“GCC”). Gateway holds the majority ownership interest in GCC and accounts for this entity as a consolidated subsidiary. GCC assembles configure-to-order desktops, notebooks and servers according to Gateway customer specifications. GCC also provides custom imaging services and government compliance certification.

The significant accounting policies used in the preparation of the consolidated financial statements of Gateway are as follows:

(a)    Basis of Presentation:

The consolidated financial statements include the accounts of Gateway and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Gateway records minority interest expense related to its consolidated subsidiaries which are not wholly owned.

(b)    Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair values ascribed to severable contract elements, provisions for sales returns, bad debts in accounts receivable, excess and/or obsolete inventory, product warranty costs, customer incentive programs including rebates, employee incentive programs including bonus and options, restructuring activities, deferred tax assets, and litigation matters.

(c)    Cash and Cash Equivalents:

Gateway considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value because of their short maturities.

(d)    Marketable Securities:

Marketable securities consist of investments in commercial paper, debt securities, mutual funds, and equity securities with readily determinable fair values and are classified as available for sale and carried at fair market value based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive loss. The specific identification method is used to determine the cost basis in computing realized gains or losses on dispositions of marketable securities.

Gateway regularly monitors and evaluates the realizable value of its investments. When assessing investments for other-than-temporary declines in value, Gateway considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been below original cost, Gateway’s ability and intent to continue holding the investment. If events and circumstances indicate that an other-than-temporary decline in the value of an investment has occurred, Gateway records an impairment charge to income in that period.

Included in marketable securities as of December 31, 2006 and 2005 are unrealized losses of approximately $0.3 million and $1.7 million, respectively. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity and for this reason; no other-than-temporary impairment charge was recorded during either 2006 or 2005.

(e)    Inventory:

Inventory, which is comprised of component parts, both owned and consigned, subassemblies and finished goods, including refurbished PCs, is valued at the lower of weighted average cost or market. Component parts and subassemblies consist of raw materials and products other than the PC such as stand-alone displays, peripherals, software not included with the PC, and accessories. Gateway performs an assessment of its inventories quarterly, reviewing the amounts of inventory on hand and under commitment against its latest forecasted demand requirements to determine whether excess or obsolescence write-downs are required.

Inventory-in-transit balances were approximately $9 million and $67 million as of December 31, 2006 and 2005, respectively.

(f)    Receivables from Suppliers:

Gateway purchases selected components from suppliers and resells the components to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable from these sales of the components is recorded as “Receivables from suppliers”. If substantial uncertainty regarding the collectibility of these receivables is noted, an appropriate reserve may be required, which would affect earnings in the period the uncertainty is identified. As of December 31, 2006 and 2005, reserve balances were $0.

(g)    Internal-use Software:

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, as follows:

Estimated Useful Life (Years)
Office and Production Equipment	1-7
Furniture and Fixtures	7-10
Internal-use Software	3-7
Vehicles	3
Leasehold Improvements	Lesser of 10 or Lease Life
Buildings	35

Upon sale or retirement of property, plant and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of net income (loss).

As part of Gateway’s 2003 and 2004 restructuring efforts, the estimated useful lives of certain assets were shortened. These revisions to estimated useful lives resulted in additional depreciation expense of $0, $5 million ($.01 per share), and $31 million ($ .08 per share) for 2006, 2005, and 2004, respectively.

(i)    Intangible Assets and Goodwill:

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally four to ten years. Intangible assets with indefinite lives such as trade names and goodwill are not amortized. Intangible assets are reviewed for impairment whenever events or circumstances indicate an event of impairment may exist. During 2004, Gateway revised the estimated useful lives of certain intangible assets based on planned changes in the asset’s use, resulting in additional amortization expense of $0, $1.1 million and $3.3 million in 2006, 2005 and 2004, respectively (see Note 13). Non-amortizable intangible assets, including goodwill, are reviewed for impairment annually during the fourth quarter (based on a discounted cash flow model under the income approach) or whenever events or circumstances indicate an event of impairment may exist. Management’s fourth quarter 2006 analysis concluded that no condition of non-amortizable intangible asset impairment existed as of December 31, 2006.

Intangible assets with finite lives acquired through the acquisition of eMachines, including customer-related assets, were assigned useful lives of ten years. Amortization expense related to these assets approximates $4.8 million annually.

Total intangible asset amortization expense was $7.8 million, $6.3 million (including $1.1 million in accelerated amortization), and $16.6 million (including $3.3 million in accelerated amortization) for 2006, 2005, and 2004, respectively.

(j)    Long-lived Assets:

Gateway reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted net future cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value based on appraised or other estimated values. For the years ending December 31, 2006, 2005 and 2004, Gateway recorded $1.3 million, $20 million, and $162 million for impairment of long-lived assets, respectively.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)    Royalties:

Gateway has royalty-bearing license agreements that allow Gateway to sell certain hardware and software which are protected by patent, copyright or license. Royalty costs are accrued and included in cost of goods sold when products are shipped or amortized over the period of benefit when the license terms are not specifically related to the units shipped.

(l)    Warranty:

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

	2006	2005
Accrued warranty, beginning of the year	$37,040	$19,291
Accruals for warranties issued during the year	80,697	58,746
Change in management estimate	12,000	—
Settlements made	(64,898)	(40,997)

Accrued warranty, end of the year	$64,839	$37,040

(m)    Trade Payables Program:

During 2005 and 2006, Gateway had an accelerated supplier payment program through which certain suppliers could elect to receive advance payment from a designated finance company on invoices due to them by Gateway. Any difference between the original amount due to the supplier for the goods and/or services received and the amount ultimately required to be repaid by Gateway to the finance company, including fees and interest, is recorded as interest expense (or income, if applicable) for the period. Included in accounts payable is approximately $44 million and $30 million that was advanced to suppliers and outstanding to the finance company as of December 31, 2006 and 2005, respectively. On January 7, 2007 this program was discontinued.

(n)    Deferred Stock-Based Compensation:

Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.1 million and 2.5 million shares vested on January 1, 2006 and 2005, respectively. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million. The remaining 0.3 million shares vested on January 1, 2007. Deferred stock based compensation was $2.7 million as of December 31, 2006.

(o)    Revenue Recognition:

Gateway recognizes revenue on PCs, servers and Non-PC products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services are recognized as the services are provided. Revenue from Internet access, web portals, and security services provided by third parties is recognized as the services are

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided based on subscriber counts reported to us by the service providers. If the actual subscriber counts or the economics associated with these subscriber counts prove to be more or less than originally reported by the service providers, Gateway may be required to adjust revenue. In the fourth quarter of 2002, America Online, Inc. (“AOL”) unilaterally recomputed payments it had made in 2001 and the first half of 2002 and withheld the claimed overpayments from amounts currently owed to Gateway. Gateway disputed AOL’s retroactive adjustment and reached a settlement in November 2004 for $2.5 million related to the contested period and an additional $1.6 million for subsequent periods through 2004. This was recognized as revenue in 2004. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. If actual returns exceed estimated returns or if actual rebate redemptions exceed estimates, we would be required to record additional reductions to revenue which would affect earnings in the period the adjustments are made. Gateway also records reductions to revenue for estimated commitments related to other customer and sales incentive programs. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered, which would affect earnings in the period the adjustments are made. Gateway recorded the following amounts against revenue for rebates for 2006, 2005, and 2004 of $16 million, $69 million, and $105 million, respectively. Gateway recorded the following amounts against revenue for returns for 2006, 2005, and 2004 of $188 million, $186 million, and $226 million, respectively.

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

	2006	2005
Extended warranty deferred revenue, beginning of the period	$87,806	$178,381
Additions to extended warranty deferred revenue	10,885	23,193
Extended warranty revenue recognized	(58,652)	(113,768)

Extended warranty deferred revenue, end of the period	$40,039	$87,806

Gateway records revenue net of sales taxes or valued-added taxes levied by governmental authorities. Such taxes are considered current liabilities and included within accrued expenses until paid.

(p)    Market Development Funds:

Gateway receives funding from various suppliers generically known as market development funds (“MDF”) to encourage it to utilize certain components in the design or manufacture of its products, provide pass-through sales incentives to Gateway’s customers, or reimburse Gateway for a portion of its qualifying advertising or sales

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

efforts. Typically the vendor allocates these funds to Gateway based on purchase volumes. Gateway considers these funds earned and recognizes these arrangements when substantially all of the vendors’ requirements for funding have been satisfied and collection is assured. If the underlying vendor requirement specifies that Gateway incur or spend for qualifying advertising or sales efforts, these funds are offset against selling, general, and administrative expense, otherwise they are offset against cost of goods sold in the period earned.

(q)    Shipping and Handling:

Shipping and handling costs are included in costs of sales for all periods presented. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

(r)    Advertising Costs:

Advertising costs, net of market development funds reimbursement, are charged to expense as incurred and are included within selling, general and administrative expenses. Net advertising expenses were approximately $41 million, $57 million, and $79 million for 2006, 2005, and 2004, respectively.

(s)    Income Taxes:

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

(t)    Net Income (Loss) Per Share:

Basic income (loss) per common share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share (if applicable) is computed using net income (loss) attributable to common stockholders, as adjusted, and the combination of the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding during the period unless the inclusion of such shares is anti-dilutive.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted income (loss) per share for 2006, 2005, and 2004 (in thousands, except per share amounts):

	2006	2005	2004
Basic net income (loss) per share calculation:
Net income (loss) attributable to common stockholders—basic	$9,643	$6,161	$(475,476)
Weighted average shares outstanding—basic	373,001	371,661	363,708

Basic net income (loss per) share	$0.03	$0.02	$(1.31)

Diluted net income (loss) per share calculation:
Net income (loss) attributable to common stockholders—basic	$9,643	$6,161	$(475,476)
Preferred stock dividends and accretion	—	—	7,991
Gain on redemption of preferred stock	—	—	(100,133)

Net income (loss) attributable to common stockholders—diluted	$9,643	$6,161	$(567,618)

Weighted average shares outstanding—basic	373,001	371,661	363,708
Series A preferred stock	—	—	21,631
Series C preferred stock	—	—	5,776
Stock options	1,022	506	—

Weighted average shares outstanding—diluted	374,023	372,167	391,115

Diluted net income (loss) per share	$0.03	$0.02	$(1.45)

The 2004 gain on redemption of the Series A and C preferred stock is included in net income attributable to common shareholders in accordance with EITF Topic D-42 but excluded from the calculation of diluted earnings per share under the “if-converted” method of SFAS 128, “Earnings Per Share”. Diluted shares for 2004 excludes 3,145 weighted average incremental shares related to employee and director stock options despite their exercise prices being below the average market price of Gateway common stock as their effect on loss per share is anti-dilutive. Diluted shares also excludes 34,762 shares related to the senior convertible notes in 2006, 2005 and 2004, as their effect is anti-dilutive. Gateway has also excluded from diluted loss per share 26,942 shares, 51,509 shares, and 52,112 shares for 2006, 2005, and 2004, respectively, related to employee and director stock options and non-employee warrants which have exercise prices greater than the average market price of the common shares for those periods.

(u)    Stock-based Compensation:

Gateway’s Compensation Committee of the Board of Directors approved the accelerated vesting on October 4, 2005 of all unvested options held by then employees, directors and officers which had exercise prices greater than $2.84 per share. Because these options had exercise prices significantly in excess of Gateway’s stock price of $2.84 on the date of approval, Gateway believed that these options did not provide sufficient incentive to the employees when compared with the potential future compensation expense that would have been attributable to these options. The acceleration resulted in the recognition of an additional $54 million pro-forma pre-tax stock based compensation in 2005. In accordance with current accounting guidance, this acceleration eliminated the compensation expense Gateway would otherwise recognize in its statement of operations with respect to these options with the implementation of SFAS 123-R in 2006.

On October 4, 2005, 2.0 million shares of restricted stock were granted to employees. These shares vest in four equal annual installments. A deferred compensation liability of $5.6 million was recorded in the fourth quarter of 2005 balance sheet in association with this restricted stock grant.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 3, 2006, an executive received a grant of 93,023 shares of restricted stock which vests in 1 year. On September 18, 2006, an executive received a grant of 79,275 shares of restricted stock which vests in 3 equal installments. A deferred compensation liability of $0.4 million was recorded in the 2006 balance sheet in association with these restricted stock grants.

Prior to the adoption of SFAS 123-R in 2006, Gateway measured compensation expense for its employee and non-employee director stock-based compensation using the intrinsic value method. Compensation charges related to other non-employee stock-based compensation are measured using fair value methods. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Dividend yield	—	—	—
Risk-free interest rate	5%	4%	4%
Expected volatility	56%	67%	80%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years

Had compensation expense for employee and director stock options been determined based on the fair value of the options on the date of the grant based on the assumptions outlined in Note 8 and applying graded vesting, net income (loss) and net income (loss) per share for 2005 and 2004 would have resulted in the following pro forma amounts (in thousands, except per share amounts):

	2005	2004
Net income (loss) attributable to common stockholders—as reported	$6,161	$(475,476)
Add: compensation expense included in net income, net of related tax effects	13,438	13,617
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,278)	(46,937)

Net income (loss) attributable to common stockholders—pro forma	$(54,679)	$(508,796)

Basic net income (loss) per share—as reported	$0.02	$(1.31)

Basic net income (loss) per share—pro forma	$(0.15)	$(1.40)

Diluted net income (loss) per share—as reported	$0.02	$(1.45)

Diluted net income (loss) per share—pro forma	$(0.15)	$(1.54)

(v)    Treasury Stock:

Gateway has acquired shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. In January 2005, approximately 2.5 million of these shares vested and Gateway issued 1.4 million shares of unrestricted stock (subject to certain limitations on disposition) and withheld the remaining 1.1 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. During the second quarter of 2005, vesting on approximately 0.4 million restricted shares was accelerated for a departing executive. Approximately 0.2 million shares of these 0.4 million shares were withheld to assist the executive in meeting certain tax liabilities associated with vesting. During 2006, approximately 2.1 million of the originally issued shares of restricted stock vested and Gateway

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued 1.1 million shares of unrestricted stock (subject to certain limitations on disposition) and withheld the remaining 1.0 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. In June 2006, Gateway repurchased approximately 0.2 million shares of common stock in a private transaction from a Gateway executive at a price equal to the market price as of the date of purchase. In October 2006, Gateway withheld approximately 0.1 million shares on the vesting of employee restricted stock. All shares withheld to cover tax liabilities are valued at their fair market value on the vesting date and are included in treasury stock. Treasury stock is accounted for under the cost method and is available for issuance. Gateway acquired treasury stock for the above noted purchases and withholdings in the amount of $7.5 million and $3.2 million in 2005 and 2006, respectively.

(w)    Foreign Currency:

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

(x)    Derivatives and Hedging:

All derivative transactions are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that the Company recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company’s derivative financial instruments consist of forward currency contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market rates. Unless special hedge accounting is applied, under SFAS No. 133, the gains and losses do not qualify for hedge accounting. As such, all gains and losses on these contracts are reported in earnings as Other income, net. As of December 31, 2006, the Company had several of these contracts all scheduled to mature before March 31, 2007.

(y)    Segment Data:

Gateway reports segment data based on the internal reporting that is used by senior management for making operating decisions and assessing performance. Gateway’s operating segments are Retail (including International), Professional, and Direct. The International segment currently meets the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is included in the Retail segment for external reporting purposes. See Note 11.

(z)    New Accounting Pronouncements:

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by Gateway in the fourth quarter of fiscal 2006. The adoption of SAB 108 did not have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by Gateway in the first quarter of fiscal 2009. Management does not believe the adoption of SFAS 157 will have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by Gateway in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will generally be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Gateway is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to finalize its determination of such effects.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS Nos. 133 and 140”. This Statement amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS 155 will have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Since Gateway does not currently have a defined benefit postretirement plan, the adoption of SFAS 158 did not have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

2.    Selected Balance Sheet Information (in thousands except where otherwise noted):

Gateway purchases selected components from suppliers and, where possible, in lieu of a consignment arrangement, resells the components to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the components is recorded as “Receivables from suppliers”, thus, such arrangements have the effect of increasing other current assets and decreasing inventory. The increase in “Receivables from suppliers” is attributable to Gateway using “buy-sell” arrangements with three additional original design manufacturers. Gateway has now moved all their original design manufacturers to this model.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $28 million increase in property plant, and equipment, net is due to $52 million of additions in construction in progress (primarily major software projects placed in service in early 2007), and $8 million of other equipment additions offset by $19 million of depreciation expense, $178 million of disposals of fully depreciated assets, and $13 million of disposals related to the Kansas City facility closure (carrying value of $25 million net of accumulated depreciation of $12 million).

The $27 million decrease in prepaid expenses consists of decreased prepaid royalties ($15 million), decreased prepaid warranty expense ($6 million), and other prepaid expenses ($6 million).

The $27 million increase in other assets consists of increased vendor rebate receivables ($11 million), increased forward currency contracts ($20 million), partially offset by a decrease in other current assets ($4 million).

	2006	2005
Receivables from suppliers	$247,207	$213,901

Other current assets:
Prepaid expenses	40,299	67,162
Assets held for sale	14,774	9,162
Other	160,509	133,527

	$215,582	$209,851

Property, plant and equipment, net:
Land	$1,904	$1,904
Leasehold improvements	5,819	6,344
Buildings	26,746	40,149
Construction in progress	61,834	23,103
Internal-use software	205,848	248,325
Office and production equipment	32,290	152,350
Furniture and fixtures	7,090	12,047
Vehicles	45	313

	341,576	484,535

Less: Accumulated depreciation and amortization	(230,645)	(401,379)

Property, plant and equipment, net	$110,931	$83,156

Accumulated other comprehensive loss:
Foreign currency translation	$(921)	$(1,025)
Unrealized loss on available-for-sale securities, net of taxes	(299)	(1,745)

	$(1,220)	$(2,770)

3.    Financing Arrangements:

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. In addition to usual and customary covenants for an arrangement of its type, the credit agreement includes certain financial covenants. Gateway renegotiated the credit agreement as of December 26, 2006 to

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

replace the financial covenant that Gateway maintain a certified cash balance of $150 million with covenants that Gateway maintain a liquidity position of $100 million and negative cash flow not to exceed $40 million and $57 million for the fourth quarter of 2006 and the first quarter of 2007, respectively, and $60 million for each quarter thereafter, with cumulative negative cash flow not to exceed $120 million. Further, once Gateway has achieved 3 consecutive quarters of positive excess cash flow, the amended credit agreement requires that Gateway maintain positive cash flow in each quarter thereafter. The agreement expires on October 31, 2010, at which time all amounts then outstanding will be due and payable. During the second quarter of 2005, Gateway restructured approximately $51 million of its letters of credit, guarantees, and controlled accounts which had previously been secured by restricted cash on deposit with financial institutions to letters of credit and guarantees secured by a $47 million utilization of the letter of credit line under this revolving credit facility. As of December 31, 2006 and December 31, 2005, Gateway had $0 and $50 million, respectively in borrowings outstanding under this agreement. The interest rate as of December 31, 2006 was 7.25%. This interest rate adjusts with changes in the prime rate. We also utilized the credit agreement to support $36 million of stand-by letters of credit and had borrowing availability of $35 million.

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

Gateway recorded interest expense of $5.7 million, $6.1 million, and $0.8 million for 2006, 2005, and 2004, respectively.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable Securities and Long-Term Investments:

As of December 31, 2006 and 2005, the carrying value of Gateway’s marketable securities and long-term investments is as follows (in thousands):

	2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses—Less Than 1 Year	Gross Unrealized Losses—More than 1 Year	Other than Temporary Charges	Carrying Value
State and municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
U.S. Government and agencies	31,775	—	(27)	(188)	(81)	31,479
Corporate debt securities	39,210	12	(35)	(61)	53	39,179

Total marketable securities	$70,985	$12	$(62)	$(249)	$(28)	$70,658

Long-term investments, at cost	$3,159	$—	$—	$—	$—	$3,159

	2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses—Less Than 1 Year	Gross Unrealized Losses—More than 1 Year	Other than Temporary Charges	Carrying Value
State and municipal securities	$10,950	$—	$—	$—	$—	$10,950
Mortgage-backed securities	29,071	1	(330)	(30)	(220)	28,492
U.S. Government and agencies	74,306	1	(833)	(39)	(91)	73,344
Corporate debt securities	52,787	6	(513)	(15)	(1,851)	50,414

Total marketable securities	$167,114	$8	$(1,676)	$(84)	$(2,162)	$163,200

Long-term investments, at cost	$3,159	$—	$—	$—	$—	$3,159

Unrealized losses in mortgage-backed, U.S. government and agency and corporate debt securities are largely due to recent interest rate increases. Management continues to monitor its marketable security portfolio but does not believe the unrealized losses as of December 31, 2006 and 2005 are other-than-temporary. As a result, no other-than-temporary impairment charges were recorded in 2006 or 2005. The following table summarizes debt maturities, excluding mortgage-backed securities which are not due on a single maturity date, at December 31, 2006 (in thousands):

	Amortized Cost	Carrying Value
Less than one year	$20,034	$20,315
Due in 2-3 years	32,596	32,214
Due in 4-5 years	13,375	13,271
Due after 5 years	4,980	4,858

	$70,985	$70,658

Gateway held no auction rate securities at December 31, 2006. At December 31, 2005, Gateway held approximately $16 million in auction rate securities.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments, Contingencies and Concentrations:

Commitments

Gateway leases certain operating facilities and equipment under non-cancelable operating leases expiring at various dates through 2012. Rent expense excluding closed facilities under restructuring plans was approximately $3 million, $3 million, and $11 million for 2006, 2005, and 2004, respectively. Gateway also subleases certain closed facilities.

Gateway has entered into licensing and royalty agreements that allow it to use certain hardware and software intellectual properties in its products. Total royalty expense in many cases is based on the number of units sold and actual amounts to be paid will be greater than the minimum amount stated in the table below.

Future minimum lease expense and sublease income under terms of non-cancelable operating lease and sublease agreements, including lease and sublease amounts associated with closed facilities which are included in restructuring liabilities, and minimum royalty expense under royalty agreements as of December 31, 2006 are as follows (in thousands):

Years Ending December 31:	Lease Obligations	Sublease Income	Net Leases	Royalty Agreements
2007	$22,848	$15,189	$7,659	$7,850
2008	21,236	13,446	7,790	7,152
2009	18,443	13,588	4,855	7,152
2010	16,578	14,021	2,557	7,152
2011	13,308	14,126	(818)	5,032
Thereafter	5,177	12,316	(7,139)	5,767

Total	$97,590	$82,686	$14,904	$40,105

Certain of Gateway’s operating lease commitments have been accrued for in connection with its restructuring actions. See Note 13 for further information.

Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at December 31, 2006 and 2005, amounting to $36 million and $47 million, respectively. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily issued through Gateway’s revolving credit facility.

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Litigation

Rattner v. Snyder, et al. is a derivative action filed on September 6, 2006, in California State Superior Court, County of Orange, against Gateway as a nominal defendant and against individual members of Gateway’s board of directors. The suit alleges that Board members breached their fiduciary duties in connection with the Gateway’s September 1, 2006 announcement that it had rejected an earlier offer by shareholder Lap Shun “John” Hui to acquire Gateway’s retail operations for approximately $450 million. The complaint seeks unspecified damages and declaratory relief. On November 13, 2006, Gateway filed a motion for an order compelling plaintiff

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to furnish a bond, pursuant to California Corp. Code § 800(c), and the court has yet to rule on Gateway’s motion. The parties have stipulated that the director defendants need not appear in the matter or otherwise respond to the complaint until after a demand-futility motion to be filed by Gateway is resolved.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent Technologies, Inc. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell Inc. in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, asserting the same patents against each company. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The Court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the Court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is complete. The three actions have been consolidated into five separate trials, in which a different group of patents will be tried to each jury. The first of those trials involved Microsoft only, and was related to audio patents not asserted against Gateway. On February 22, 2007, a jury returned a verdict of approximately $1.5 billion against Microsoft. Microsoft is expected to appeal. The first trial that involves Gateway is scheduled to begin on March 19, 2007, with three additional trials expected to occur in 2007 and possibly 2008.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, which was then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. Dispositive motions filed by the defendants were heard and denied by the Court in August 2004 and August 2005. No trial date has been set, but the trial is currently anticipated to occur sometime in 2007.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Gateway’s retail segment sells its products to a limited number of third-party retailers. One retailer, Best Buy, accounted for 36%, 37% and 30% of accounts receivable, net as of December 31, 2006, 2005 and 2004, respectively, and 39%, 34% and 23% of consolidated net sales in 2006, 2005 and 2004, respectively.

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

6.    Income Taxes:

The components of the income tax benefit are as follows (in thousands):

	2006	2005	2004
Current
United States	$(24,856)	$(10)	$(14,113)
Foreign	456	—	—
Deferred	—	—	—

Income tax benefit	$(24,400)	$(10)	$(14,113)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the income tax benefit and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	2006	2005	2004
Federal income tax at statutory rate	$(5,165)	$2,153	$(203,665)
Increase (decrease) in valuation allowance	3,108	(523)	215,514
State income tax, net of federal benefit	318	298	(11,638)
Change in tax accrual	(25,174)	(185)	(14,113)
Foreign provision with rate differential	1,596	—	—
Other, net	917	(1,753)	(211)

Income tax benefit	$(24,400)	$(10)	$(14,113)

In 2006, Gateway recorded a tax benefit of $24 million primarily representing a change in tax accrual of $25 million, together with foreign tax refunds recognized of $2.1 million, offset by foreign and state tax accruals from operations of $2.8 million. The change in tax accrual consists primarily of the reversal of previously accrued tax liabilities resulting from various tax authority settlements of $27 million and recognition of domestic tax refunds of $6.0 million. The benefit was offset by $6.2 million of interest accruals relating to previously accrued liabilities, and $1.5 million of current year accruals established for anticipated tax liabilities. The domestic tax refunds and accrued tax liability reversals represent various settlements between Gateway and the Appeals Office of the Internal Revenue Service with respect to multiple domestic and international issues under audit. These agreements are still subject to review of the Joint Committee on Taxation. Gateway believes the review of the Joint Committee will not adversely impact the recognition of the benefit recorded for these agreements.

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts (in thousands):

	2006	2005	2004
Deferred tax assets:
Inventory	$7,397	$8,278	$7,051
Accounts receivable	3,008	4,595	6,353
Accrued liabilities	74,557	74,085	56,155
Operating loss carryforwards	366,251	364,559	396,853
Property, plant and equipment	23,891	23,201	15,583
Intangible assets	9,154	—	—
Capital loss carryforwards	77,474	—	—
Investments	7,055	92,337	94,166
Other	13,617	13,617	13,617

Total deferred tax assets	582,404	580,672	589,778
Deferred tax liabilities:
Intangible assets	—	(43,715)	(47,139)
Prepaid expenses	(3,939)	(3,939)	(12,419)
Other	(22,620)	(36,033)	(32,712)

Total deferred tax liabilities	(26,559)	(83,687)	(92,270)
Valuation allowance	(575,685)	(516,825)	(517,348)

Net deferred tax liabilities	$(19,840)	$(19,840)	$(19,840)

Gateway has federal and state net operating loss carryforwards of approximately $816 million and $1.8 billion, respectively. The federal net operating loss carryforwards begin to expire in 2023 and the state net operating loss carryforwards expire between 2007 and 2021, depending on each state’s law.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway has capital loss carryforwards in the amount of $209 million. The capital loss carryforwards will begin to expire in 2007.

Gateway is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2006, approximately $90 million had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

Gateway has a valuation allowance of approximately $576 million as of December 31, 2006 for net deferred tax assets because of the uncertainty regarding their realization. Gateway expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is sustained, Gateway does not expect to recognize any significant tax benefits from future results of operations.

Gateway reviewed its deferred tax asset and liability balances in connection with the preparation of the 2006 consolidated financial statements and in preparation for the adoption of FIN 48. This review resulted in a change in estimates related to certain deferred tax assets and liabilities. Because the company has a valuation allowance, the change in estimate had no effect on the consolidated financial statements as of December 31, 2006.

Also included in Gateway’s deferred tax asset and liability schedule above are excess tax deductions relating to stock options. When the benefit of the net operating losses containing these excess tax deductions are realized, the benefit will not affect the Statement of Operations, but rather additional paid in capital. For the year ended December 31, 2006 the excess tax deductions amount to $5.3 million. These amounts have been excluded from the net operating loss carryforward. The cumulative amount of excess tax deductions presented in the net operating loss carryforward above from years 2001 through 2005 is $8.2 million. To the extent that such excess tax deductions are realized in the future by virtue of reducing income taxes payable, the Company would expect to increase additional paid in capital by approximately $4.7 million.

Undistributed earnings of the Company's foreign subsidiaries for which no U.S. federal or state liability has been recorded are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings.

7.    Preferred Stock and Preferred Share Purchase Rights Plan:

Gateway has 5,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the distribution of Preferred Share Purchase Rights, Gateway’s Board of Directors designated 1,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. As of December 31, 2006, 2005 and 2004 no shares of Series B Junior Participating Preferred Stock were outstanding.

On January 19, 2000, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed non-consensual takeover of Gateway believed not to be in the stockholders’ best interests. Under the Rights Plan, Gateway declared a dividend of one preferred share purchase right (a Right) for each share of Gateway’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from Gateway one one-thousandth of a share of Series B Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $350. In general, with certain exceptions, the Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of Gateway’s outstanding shares of common stock. Upon exercise, holders, other than

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Acquiring Person, will have the right, subject to termination, to receive Gateway’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on January 18, 2010, are redeemable in whole, but not in part, at Gateway’s option for a price of $0.001 per Right. Under an agreement with a stockholder group, the Board of Directors agreed to review the Rights Plan before the 2007 annual meeting of stockholders.

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

On December 22, 2004, Gateway repurchased from AOL all of the outstanding Series A and Series C Preferred Stock plus 2.7 million shares of common stock for $316 million. Consideration included $280 million in cash to AOL and the application of a $36 million credit towards amounts due to Gateway from AOL. The Company recognized a $100 million gain available for common shareholders on the repurchase of the preferred stock. This gain was included in net income attributable to common shareholders in accordance with EITF Topic D-42 but excluded from the calculation of diluted earnings per share under the “if-converted” method of SFAS 128, “Earnings Per Shares.” As of December 31, 2004, the Series A and C preferred shares were cancelled and the 2.7 million shares of common stock are held in treasury.

8.    Stock Option Plans, Employee Stock Purchase Plan, Restricted Stock and Warrants:

Gateway maintains various stock option plans for its employees. Employee options are granted at the fair market value of the common stock at the date of grant. These options generally vest over a four-year period from the date of grant. In addition, these options generally expire, if not exercised, ten years from the date of grant. Gateway also maintains option plans for non-employee directors. Option grants to non-employee directors generally have an exercise price equal to the fair market value of the common stock on the date of grant. These options generally vest over one to three-year periods and generally expire, if not exercised, ten years from the date of grant.

Gateway’s Compensation Committee of the Board of Directors approved the accelerated vesting on October 4, 2006 of all unvested options held by then employees, directors and officers which had exercise prices greater than $2.84 per share. Because these options had exercise prices significantly in excess of Gateway’s stock price of $2.84 on the date of approval, Gateway believed that these options did not provide sufficient incentive to the employees when compared with the potential future compensation expense that would have been attributable to these options. The acceleration resulted in the recognition of an additional $54 million pro-forma pre-tax stock based compensation in 2005.

For all of Gateway’s stock option plans, options for 24,441,000 shares, 51,226,000 shares, and 21,933,000 shares of common stock were exercisable as of December 31, 2006, 2005 and 2004, respectively, with a weighted-average exercise price of $11.57, $9.76, and $20.53, respectively. There were 40,468,000 shares, 24,489,000 shares, and 21,113,000 shares of common stock reserved and available for future grant under Gateway’s stock option plans as of those dates, respectively.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the stock option plans for 2006, 2005 and 2004 (in thousands, except per share amounts):

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term	Aggregate intrinsic value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2004	52,730	$15.29
Granted	35,092	5.07
Exercised	(2,959)	3.94
Forfeited	(21,258)	14.18

Outstanding, December 31, 2004	63,605	10.50	4.33	$—

Granted	9,172	4.24
Exercised	(380)	2.88
Forfeited	(16,518)	11.60

Outstanding, December 31, 2005	55,879	9.20	3.16	$—

Granted	12,276	1.91
Exercised	(38)	2.46
Forfeited	(30,800)	7.41

Outstanding, December 31, 2006	37,317	$8.28	6.26	$—

Vested or expected to vest, December, 31, 2006	34,599	$8.77	6.05	$—

Options exercisable, December, 31, 2006	24,441	$11.57	4.89	$—

The weighted average fair value of options granted during 2006, 2005, and 2004 is $0.87, $2.15, and $2.90 respectively. The aggregate intrinsic value of options outstanding at December 31, 2006 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 37.3 million shares that had exercise prices that were lower than the $2.01 market price of our common stock at December 31, 2006. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $0, $0.4 million, and $4.4 million respectively, determined as of the date of exercise.

The following table summarizes information about Gateway’s Common Stock options outstanding as of December 31, 2006 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00-$ 8.25	31,306	7.00	$3.69	18,430	$4.85
$ 8.25-$16.50	670	0.64	14.67	670	14.67
$16.50-$24.75	2,217	2.78	20.02	2,217	20.02
$24.75-$33.00	1,534	2.06	31.17	1,534	31.17
$33.00-$41.25	10	2.28	35.81	10	35.81
$41.25-$49.50	297	2.87	44.63	297	44.63
$49.50-$57.75	699	2.72	55.02	699	55.02
$57.75-$66.00	9	3.18	63.95	9	63.95
$66.00-$74.25	575	3.31	67.38	575	67.38

Totals	37,317	6.26	8.28	24,441	11.57

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was estimated on the date of grant, with the following assumptions used under the Black-Scholes option pricing model:

	For the Year Ended December 31,
	2006	2005	2004
Dividend yield	—	—	—
Risk-free interest rate	5%	4%	4%
Expected volatility	56%	67%	80%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years

Gateway offered eligible employees the opportunity to acquire shares under an employee stock purchase plan. Under the plan, shares of Gateway’s common stock may be purchased at 100% of fair market value around the last business day of each month. Employees could purchase shares having a value up to 20% of their salary, subject to certain statutory limits. Total shares purchased for participating employees under the plan were 4,359 shares, 38,740 shares, and 65,894 shares for 2006, 2005, and 2004, respectively. Employee withholdings under the plan were terminated effective December 31, 2005 and the plan was terminated effective October 24, 2006.

On October 4, 2005, 2.0 million shares of restricted stock were granted to employees. These shares vest in four equal annual installments.

On March 3, 2006, an executive received a grant of 93,023 shares of restricted stock which vests in 1 year. On September 18, 2006, an executive received a grant of 79,275 shares of restricted stock which vests in 3 equal installments. A deferred compensation liability of $0.4 million was recorded in the 2006 balance sheet in association with these restricted stock grants.

The following table summarizes information about Gateway’s restricted stock outstanding as of December 31, 2006 and 2005 (in thousands, except per share amounts):

	Number of shares	Price per share	Grant value	Weighted average remaining contractual term	Aggregate intrinsic value
	(in thousands)				(in thousands)
Outstanding, January 1, 2004	—	$—	$—	—	$—

Granted	5,307	5.19	27,544
Restriction Lapse	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2004	5,307	5.19	27,544	1.16	31,896

Granted	1,982	2.84	5,629
Restriction Lapse	(2,904)	5.19	(15,069)
Forfeited	(103)	2.84	(294)

Outstanding, December 31, 2005	4,282	4.16	17,810	1.74	10,748

Granted	172	2.05	353
Restriction Lapse	(2,499)	4.86	(12,143)
Forfeited	(583)	2.84	(1,656)

Outstanding, December 31, 2006	1,372	$3.18	$4,364	2.06	$2,757

Vested or expected to vest, December 31, 2006	6,540	$4.73	$30,936	0.34	$24,998

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway issued warrants to purchase 850,191 shares of common stock at $5.97 per share in exchange for certain consulting services during 2002. These warrants expired unexercised on April 5, 2006. Prior to 2002, Gateway had issued warrants to purchase 624,750 shares of common stock at $8.92 per share. These warrants expired on September 4, 2005.

9.    Retirement Savings Plan:

Gateway has a 401(k) defined contribution plan, which covers employees who have attained 18 years of age. Employees are eligible to participate on the first day of employment and may contribute up to 50% of their compensation to the plan in any plan year, subject to certain tax limitations. Participants receive a 50% matching employer contribution of up to 6% of their annual eligible compensation which vests over two years. Gateway made matching contributions of $2.8 million, $2.7 million, and $3.6 million during 2006, 2005, and 2004, respectively.

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

The total purchase price of $262 million consisted of $41 million of cash, approximately $215 million in common stock and direct transaction costs of approximately $6 million. The consideration included approximately 5.3 million shares of restricted common stock issued to certain members of eMachines’ management and contingent upon continued employment of five of these executives through 2005 and two of these executives through 2006. The value of the common stock was determined based on the average market price of Gateway’s common stock over the 2-day period prior to and 2-day period following January 30, 2004, the date the acquisition was announced. The value assigned to the restricted shares was approximately $27 million and will continue to be amortized to operating expense through 2007. The unamortized balance as of December 31, 2006 associated with the restricted shares is shown in Deferred stock-based compensation in the accompanying consolidated balance sheet.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the fair value of eMachines’ assets and liabilities as follows (in thousands):

Cash acquired	$3,589
Tangible assets acquired	304,524
Amortizable intangible assets (customer relationships)	48,450
Indefinite-lived intangible assets (trademarks/trade names)	49,600
Goodwill	155,619
Liabilities assumed	(300,064)

Total consideration	$261,718

The amortizable intangible assets consisting of customer-related intangible assets were assigned an estimated useful life of 10 years which will create approximately $4.8 million in additional amortization expense annually through 2014. Goodwill represents the excess of the purchase price over the fair value of the net

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tangible and intangible assets acquired and is not tax deductible. Goodwill will not be amortized and will be tested for impairment at least annually or whenever events or circumstances indicate an event of impairment may exist.

Goodwill has been assigned to the Retail reporting segment which is consistent with the segment presentation of eMachines’ activities.

The results of operations of eMachines have been included in Gateway’s consolidated statements of operations since the completion of the acquisition on March 11, 2004. The following unaudited pro forma information presents a summary of the results of operations of Gateway assuming the acquisition of eMachines occurred on January 1, 2004 (in thousands, except per share amounts):

2004
Net sales	$3,984,264
Net loss attributable to common stockholders	$(463,139)
Basic loss per share	$(1.24)
Diluted loss per share	$(1.39)

11.    Segment Data:

Gateway’s segment sales and operations are delineated by operating segment as follows:

•	Retail—includes sales through third-party retail channels of both eMachines and Gateway-branded products;

•

International—includes international sales and is currently aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, Disclosures about Segments of an Enterprise and Related Information;

•

Professional—includes sales to educational institutions (K-12 and higher education), government entities (federal, state and local), small-to-medium businesses, value-added resellers and certain other resellers; and

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as legacy revenue streams from Gateway’s closed retail stores.

Revenues from these segments are derived from sales of PC and Non-PC products and services. Gateway evaluates the performance of its segments based on sales gross profit, and segment contribution, but does not allocate segment assets or other income and expense items for management reporting purposes. Segment contribution includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring, transformation and integration charges discussed in Note 13.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents revenue and operating income information by segment (in thousands):

	2006	2005	2004
Net sales:
Retail (including International)	$2,739,884	$2,358,669	$1,485,715
Professional	895,774	986,943	1,114,493
Direct	345,145	508,449	1,049,526

	$3,980,803	$3,854,061	$3,649,734

Segment gross profit:
Retail (including International)	$118,050	$137,076	$57,712
Professional	62,189	91,399	141,300
Direct	75,122	93,962	194,049

	$255,361	$322,437	$393,062

Segment contribution:
Retail (including International)	$96,350	$120,536	$43,161
Professional	(6,509)	16,937	58,356
Direct	35,379	41,601	25,070

	$125,220	$179,074	$126,587
Non-segment expenses and other charges	(178,607)	(220,214)	(728,565)

Microsoft benefit	34,500	40,500	—
Consolidated operating loss	$(18,887)	$(640)	$(601,978)

The following table presents a reconciliation of segment operating income to consolidated income (loss) before income taxes (in thousands):

	2006	2005	2004
Segment operating income	$125,220	$179,074	$126,587
Non-segment operating expenses:
Restructuring and other charges:
Cost of goods sold	—	86	(85,986)
Selling, general and administrative expenses	(479)	(13,144)	(391,704)
Other non segment operating expenses	(178,118)	(207,155)	(250,875)
Microsoft benefit	34,500	40,500	—
Other income, net	4,138	6,791	20,247
Minority interest	(18)	—	—

Consolidated income (loss) before income taxes	$(14,757)	$6,151	$(581,731)

The following table presents net sales by major group of products and services (in thousands):

	2006	2005	2004
Desktops	$1,868,312	$1,894,172	$1,982,141
Notebooks	1,437,016	1,191,898	790,159
Servers and other	32,129	57,392	54,474

Total personal computers (PC)	3,337,457	3,143,462	2,826,774
Non-PC	643,346	710,599	822,960

Consolidated net revenues	$3,980,803	$3,854,061	$3,649,734

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gateway had long-lived assets of $111 million, $83 million, and $103 million as of December 31, 2006, 2005, and 2004, respectively.

Best Buy accounted for approximately 36%, 37% and 30% of accounts receivable, net, as of December 31, 2006, 2005 and 2004, respectively, and 39%, 34% and 23% of consolidated net sales for the year ended December 31, 2006, 2005 and 2004, respectively.

12.    Selected Quarterly Financial Data (Unaudited):

The following tables contain selected unaudited consolidated quarterly financial data for Gateway for the periods indicated (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2006:
Net sales	$1,077,822	$919,312	$963,162	$1,020,506
Gross profit	78,728	50,576	73,370	52,687
Operating (loss) income	(15,743)	(6,948)	7,929	(4,114)
Net (loss) income	(12,335)	(7,680)	18,170	11,489
Basic net (loss) income per share	(0.03)	(0.02)	0.05	0.03
Diluted net (loss) income per share	(0.03)	(0.02)	0.05	0.03
Basic weighted average shares outstanding	372,982	372,089	371,846	371,690
Diluted weighted average shares outstanding	372,982	372,089	407,612	372,429

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2005:
Net sales	$837,781	$873,112	$1,018,973	$1,124,194
Gross profit	80,365	87,414	84,693	69,966
Operating (loss) income	(7,761)	17,620	18,765	(29,263)
Net (loss) income	(5,186)	17,188	15,061	(20,902)
Basic net (loss) income per share	(0.01)	0.05	0.04	(0.06)
Diluted net (loss) income per share	(0.01)	0.05	0.04	(0.05)
Basic weighted average shares outstanding	371,152	371,198	371,166	373,115
Diluted weighted average shares outstanding	371,152	406,568	406,354	409,250

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2004:
Net sales	$868,383	$837,592	$915,132	$1,028,627
Gross profit	108,329	16,058	92,094	90,591
Operating loss	(187,695)	(337,491)	(61,674)	(15,118)
Net loss	(168,743)	(335,791)	(56,476)	(6,599)
Preferred stock dividends and accretion, net of gain on redemption of preferred stock	(2,789)	(2,790)	(2,792)	100,513
Net income (loss) attributable to common stockholders	(171,532)	(338,581)	(59,268)	93,914
Basic net income (loss) per share	(0.51)	(0.91)	(0.16)	0.25
Diluted net income (loss) per share	(0.51)	(0.91)	(0.16)	(0.02)
Basic weighted average shares outstanding	335,399	372,436	372,940	373,844
Diluted weighted average shares outstanding	335,399	372,436	372,940	398,958

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Restructuring and Other Special Charges:

Gateway recorded $0.5 million, $13 million, and $412 million in net restructuring, transformation and integration charges during 2006, 2005 and 2004, respectively, which are included in cost of goods sold and selling, general, and administrative expenses.

Gateway adopted restructuring plans in 2004 and prior years to, among other things, reduce its workforce and close certain facilities, including closing 264 retail stores, and consolidate facilities. Adjustments of $1 million were recorded in 2006 primarily related to better than expected recovery on Gateway retail store lease buyouts. The following table summarizes the status of all remaining restructuring plans as of December 31, 2006 (in millions):

	2006	2005
Accrued, January 1	$26	$79
Charges	—	19
Cash settlements	(12)	(42)
Non-cash settlements	—	(17)
Adjustments	(1)	(13)

Accrued, December 31	$13	$26

For all restructuring plans, approximate future cash outflows of $13 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $15 million from related sublease recoveries and asset dispositions.

The following table outlines the anticipated future net cash inflows, including amounts included in the lease payment tables provided in Note 5, associated with all restructuring plans (in thousands):

Years Ending December 31:
2007	$(7,067)
2008	3,415
2009	1,426
2010	1,050
2011	(552)

Thereafter	—

Total accrued restructuring liability	$(1,728)

14.    Related Party Transactions:

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing, software development, and other related services to Gateway and its customers. Between April 2004 and May 2005, the majority common stock shareholder of Alorica, Andy Lee, was employed as Gateway’s Senior Vice President of Information Technology/Web. Gateway implemented additional procedures to provide for independent senior management review of any commercial relationships between Gateway and Alorica. Gateway paid approximately $45 million, $54 million, and $43 million for the services described above during the years ended December 31, 2006, 2005, and 2004, respectively.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Subsequent Events:

On February 13, 2007, Gateway received notification from Revenue Ireland, the Irish taxing authority, that it had waived all further consideration related to possible capital gains treatment resulting from the dissolution and liquidation of certain Gateway entities in Europe. These entities ceased operations in 2001 and have been in the process of liquidation since then. Based on this notification, Gateway reduced its income taxes payable and increased the related income tax benefit as of and for the year ended December 31, 2006 by $2.7 million.

GATEWAY, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Allowance	Balance at End of Period
Year ended December 31, 2004:
Allowance for uncollectible accounts receivable	$9,526	$11,333	$(15,746)	$5,113

Year ended December 31, 2005:
Allowance for uncollectible accounts receivable	$5,113	$5,552	$(4,573)	$6,092

Year ended December 31, 2006:
Allowance for uncollectible accounts receivable	$6,092	$2,560	$(6,434)	$2,218

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2006 described below, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weakness in our internal control over financial reporting described below, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as (v) a company’s control activities (“process-level controls”). Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified a material weakness resulting from design deficiencies in the internal control system related to the recording of liabilities, receivables from suppliers and component inventory. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, during the course of the year-end close process, management examined our processes relating to our receipt of components from original equipment manufacturers (OEMs) and sale of components to original design manufacturers (ODMs). As a result of that evaluation, management concluded that we did not adequately design controls to ensure the timely accrual of liabilities to OEMs, recording of receivables from ODMs and receipt of inventory through; (a) timely reconciliation of open purchase orders to OEMs with inventory delivered to ODMs, and (b) timely review and resolution of discrepancies between OEM invoices and ODM receiving data. As a result of these deficiencies, management posted a material closing adjustment to the balance sheet as of December 31, 2006.

In addition to posting the appropriate adjustment, management also is taking the following steps to remediate this material weakness in 2007:

•	Structural and operational review of current procurement and receiving procedures.

•	Review and re-design of process level controls in Gateway’s procurement, receiving and accounts payable functions.

•	Weekly review and comparison of OEM shipment reports to the open purchase order report.

•	Monthly review and follow-up by accounting management to ensure appropriate reconciliation and accrual of un-vouchered invoices as required at period-end.

•	Assessment and adjustment of current staffing in accounting and operational areas as necessary.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gateway, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9a, that Gateway, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

During the course of the year-end close process, Gateway’s management identified and concluded that in its receiving and selling of components with original design manufacturers, they did not adequately design controls to ensure the timely accrual of liabilities, recording of receivables from suppliers and receipt of inventory. As a result of these deficiencies, management posted a material closing adjustment to the balance sheet as of December 31, 2006.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is to be incorporated by reference from Gateway’s 2007 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2007 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 11.	Executive Compensation

Information regarding the compensation of our directors and executive officers is to be incorporated by reference from Gateway’s 2007 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2007 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of our common stock by certain persons and equity compensation plan information is to be incorporated by reference from Gateway’s 2006 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2007 (120 days after the end of the fiscal year covered by this Form 10-K).

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of Gateway pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (in millions, excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	38.0	$7.56	40.5
Equity compensation plans not approved by security holders(2)	0.4	$56.72
Total	38.4	$8.04	40.5

(1)	These plans are Gateway’s 1996 Non-Employee Director Stock Option Plan, 1996 Long-Term Incentive Equity Plan and 2000 Equity Incentive Plan.
(2)	Gateway’s sole equity compensation plan not previously submitted to stockholders for approval is our 2000 Employee Equity Incentive Plan, which was only used as an interim vehicle prior to the submission of our 2000 Equity Incentive Plan for stockholder approval. The 2000 Employee Equity Incentive Plan, which covered approximately 800,000 common stock shares at a weighted average exercise price of $56.67, was terminated upon receiving such stockholder approval.

Item 13.	Certain Relationships and Related Transactions

Information regarding relationships or transactions between our affiliates and us is to be incorporated by reference from Gateway’s 2007 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2007 (120 days after the end of the fiscal year covered by this Form 10-K).

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is to be incorporated by reference from Gateway’s 2007 Proxy Statement, which is to be filed with the Securities Exchange Commission not later than April 30, 2007 (120 days after the end of the fiscal year covered by this Form 10-K).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

(1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report.

(2) Exhibits. Exhibits identified below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 30, 2004, by and among Gateway, Inc., Gateway Sub, LLC, Gateway Sub II, LLC and EM Holdings, Inc.	8-K	2.1	February 3, 2004

3.1	Restated Certificate of Incorporation of Gateway, Inc., as amended	10-K	3.1	February 12, 2002

3.2	Amended and Restated Bylaws of Gateway, Inc.	8-K	3.2	December 11, 2006

4.1	Rights Agreement, dated as of January 19, 2000, between Gateway, Inc. and UMB Bank, N.A., as Rights Agent, including all exhibits thereto.	8-A	1.0	February 4, 2000

4.2	Registration Agreement dated February 22, 1991 between Gateway, Inc., Theodore W. Waitt and Norman W. Waitt, Jr. as the sole trustee and sole beneficiary of the Norman W. Waitt, Jr. S Corp. Trust, together with Amendment No. 1 to the Registration Agreement dated as of October 19, 1993*	S-1	10.11	October 21, 1993

4.3	Form of Stockholders’ and Registration Rights Agreement, by and among Gateway, Inc., Mr. Lap Shun (John) Hui and certain Gateway, Inc. stock recipients	8-K	2.1	February 3, 2004 (Exhibit B within Exhibit 2.1)

4.4	Registration Rights Agreement, dated as of March 22, 2005, between Theodore W. Waitt and Gateway, Inc.	8-K	10.1	March 25, 2005

4.5	Indenture between Gateway, Inc. and U.S. Bank National Association, as Trustee (including form of 1.50% Senior Convertible Notes due 2009 and form of 2.00% Senior Convertible Notes due 2011), dated as of December 21, 2004	8-K	10.1	December 21, 2004

10.1	Tax Indemnification Agreement, dated as of December 6, 1993 between Gateway, Inc., and Theodore W. Waitt and the Norman W. Waitt, Jr. S Corp. Trust.*	10-K	10.1	March 31, 1994

10.2	Indemnification Agreement dated as of December 6, 1994 between Gateway, Inc., and Theodore W. Waitt.*	10-K	10.2	March 31, 1995

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
10.3	Gateway, Inc. 1996 Long-Term Incentive Equity Plan, as amended and restated*	10-K	10.7	March 5, 2001

10.4	Gateway, Inc. 2000 Equity Incentive Plan, as amended and restated*	10-Q	10.18	August 14, 2000

10.5	Gateway, Inc 1996 Non-Employee Directors Stock Option Plan as amended.*	10-Q	10.20	August 14, 1998

10.6	Form of Gateway, Inc. Restricted Stock Grant Notice*	10-Q	10.2	November 8, 2005

10.7	Gateway, Inc. Management Incentive Plan, as amended*	10-Q	10.10	July 24, 2001

10.8	Change in Control Compensation Plan, as amended*	10-K	10.12	April 15, 2003

10.9	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Lap Shun (John) Hui and Gateway, Inc.	10-K	10.18	February 27, 2004

10.10	Non-Competition Agreement, dated as of January 30, 2004, by and between Mr. Wayne R. Inouye and Gateway, Inc.*	10-K	10.19	February 27, 2004

10.11	Credit Agreement dated October 30, 2004, among Gateway, Inc, Gateway Professional LLC, Gateway Manufacturing LLC, eMachines, Inc.; other Credit Parties signing the Credit Agreement; General Electric Capital Corporation; and other Lenders signing the Credit Agreement	8-K	10.1	November 2, 2004

10.12	Amendment No. 2 dated June 28, 2006 to Credit Agreement, dated October 30, 2004, among Gateway, Inc, Gateway Professional LLC, Gateway Manufacturing LLC, Gateway US Retail, Inc., and General Electric Capital Corporation, as agent and lender	8-K	10.1	June 30, 2006

10.13	Amendment No. 3 dated December 26, 2006 to Credit Agreement, dated October 30, 2004, among Gateway, Inc, Gateway Professional LLC, Gateway Manufacturing LLC, Gateway US Retail, Inc., and General Electric Capital Corporation, as agent and lender	8-K	10.1	January 3, 2007

10.14	Stock Purchase Agreement between America Online, Inc. and Gateway, Inc. dated as of November 1, 2004	8-K	10.1	November 5, 2004

10.15	Stock Transfers and Future Payments Agreement between America Online, Inc. and Gateway, Inc. dated as of November 1, 2004	8-K	10.2	November 5, 2004

10.16	Marketing, Development and Settlement Agreement, dated as of April 7, 2005, by and between Microsoft Corporation and Gateway, Inc.	10-Q	10.1	August 15, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit(s)	Filing Date
10.17	Employment Offer Agreement, dated as of April 26, 2006, by and between Richard D. Snyder and Gateway, Inc.*	8-K	10.1	April 27, 2006

10.18	Stock Option Agreement, dated as of April 26, 2006, by and between Richard D. Snyder and Gateway, Inc.*	8-K	10.2	April 27, 2006

10.19	Separation Agreement, effective as of April 30, 2006, by and between Scott Bauhofer and Gateway, Inc.*	8-K	10.1	April 28, 2006

10.20	Separation Agreement, effective as of April 29, 2006, by and between Bruce Smith and Gateway, Inc.*	8-K	10.2	April 28, 2006

10.21	Separation Agreement, effective as of February 8, 2006, by and between Wayne R. Inouye and Gateway, Inc.*	10-Q	10.1	May 9, 2006

10.22	Employment Offer Letter by and between J. Edward Coleman and Gateway, Inc., dated September 1, 2006*	8-K	10.1	September 7, 2006

10.23	Gateway, Inc. 2006 Change In Control Compensation Plan, effective as of September 29, 2006*	8-K	10.1	October 5, 2006

10.24	Form of Individual Change In Control Agreement*	8-K	10.2	October 5, 2006

10.25	Agreement, dated December 5, 2006, among Gateway, Inc., Scott Galloway and Firebrand Partners III, LLC, Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund, L.P. and its affiliates	8-K	10.1	December 11, 2006

21.1	List of subsidiaries			Filed herewith

23.1	Consent of Deloitte & Touche LLP			Filed herewith

24.1	Powers of attorney			Included herein on the signature page of this Annual Report on Form 10-K

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith

*	Indicates a management contract or compensatory plan.

Gateway will furnish upon request any exhibit described above upon payment of Gateway’s reasonable expenses for furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2007.

GATEWAY, INC.

By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (Principal Accounting Officer)

Each person whose signature appears below constitutes and appoints John P. Goldsberry, Michael R. Tyler and Mark Dickey or any one of them, his attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of February 23, 2007:

Signature	Title

/s/ J. EDWARD COLEMAN J. Edward Coleman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN P. GOLDSBERRY John P. Goldsberry	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ NEAL E. WEST Neal E. West	Vice President and Controller (Principal Accounting Officer)

/s/ QUINCY L. ALLEN Quincy L. Allen	Director

/s/ JANET M. CLARKE Janet M. Clarke	Director

/s/ SCOTT GALLOWAY Scott Galloway	Director

/s/ GEORGE H. KRAUSS George H. Krauss	Director

/s/ DOUGLAS L. LACEY Douglas L. Lacey	Director

Signature	Title

/s/ JOSEPH G. PARHAM, JR. Joseph G. Parham, Jr.	Director

/s/ RICHARD D. SNYDER Richard D. Snyder	Chairman of the Board

/s/ PAUL E. WEAVER Paul E. Weaver	Director