Form 10-Q
period 2007-03-31
GATEWAY INC
filed 2007-05-10
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007

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

As of May 4, 2007 there were 371,458,573 shares of our Common Stock, $.01 par value per share, outstanding. As of May 4, 2007 there were no shares of our Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC

FORM 10-Q

For the period ended March 31, 2007

I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2007 and 2006

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net sales	$1,008,703	$1,077,822
Cost of goods sold	958,984	999,094

Gross profit	49,719	78,728
Selling, general and administrative expenses	65,083	103,096
Microsoft benefit	8,625	8,625

Operating loss	(6,739)	(15,743)
Other income, net	706	2,237
Minority interest	(29)	—

Loss before income taxes	(6,062)	(13,506)
Benefit (provision) for income taxes	(2,517)	1,170

Net loss attributable to common stockholders	$(8,579)	$(12,336)

Net loss per common share
Basic and Diluted (Note 7)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted (Note 7)	371,598	372,982

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2007 and December 31, 2006

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$287,184	$345,677
Marketable securities	30,289	70,658
Accounts receivable, net of allowance for doubtful accounts of $4,443 and $2,218 at March 31, 2007 and December 31, 2006, respectively	303,020	274,782
Inventory, net	130,616	97,187
Prepaid expenses	54,140	40,299
Receivables from suppliers	478,475	247,207
Other	202,642	175,283

Total current assets	1,486,366	1,251,093
Property, plant and equipment, net	108,249	110,931
Intangible assets, net	71,970	75,058
Goodwill and non-amortizable intangible assets	205,219	205,219
Restricted cash	541	3,266
Long-term investments	3,159	3,159
Deferred debt issue costs	5,612	6,010
Other assets, net	919	1,499

	$1,882,035	$1,656,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$860,471	$612,639
Accrued expenses	119,730	159,199
Warranty	50,130	46,616
Restructuring	10,361	13,046
Other accrued liabilities	11,093	11,254
Accrued royalties	85,142	54,521
Deferred revenue	22,776	27,701
Income taxes payable	9,941	91,213
Other current liabilities	2,461	2,745

Total current liabilities	1,172,105	1,018,934
Senior convertible notes	300,000	300,000
Deferred revenue	11,930	14,895
Warranty	18,886	18,223
Deferred tax liabilities	19,840	19,840
Income taxes payable	86,366	—
Other long-term liabilities	12,365	12,917

Total liabilities	1,621,492	1,384,809

Minority interest	2,447	2,418

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 376,766 and 376,989 shares issued at March 31, 2007 and December 31, 2006, respectively	3,768	3,770
Additional paid-in capital	973,681	973,895
Treasury stock, at cost 5,347 shares at March 31, 2007 and December 31, 2006	(26,448)	(26,448)
Deferred stock-based compensation	(2,195)	(2,746)
Accumulated deficit	(689,649)	(678,243)
Accumulated other comprehensive loss	(1,061)	(1,220)

Net stockholders’ equity	258,096	269,008

	$1,882,035	$1,656,235

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2007 and 2006

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,579)	$(12,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of long-lived assets	—	479
Depreciation and amortization	12,669	6,884
Provision for doubtful accounts receivable	2,225	783
Stock based compensation	678	1,074
Loss on sale of investments	48	36
Loss on sale of property, plant, and equipment	1	2
Other, net	—	(529)
Changes in operating assets and liabilities:
Accounts receivable	(32,239)	(8,043)
Inventory	(33,429)	37,329
Prepaid expenses	(13,841)	13,416
Receivables from suppliers	(231,268)	(2,979)
Restricted cash	2,725	935
Other assets	(24,604)	15,080
Accounts payable	247,500	(48,132)
Accrued liabilities	(30,474)	37,368
Accrued royalties	30,621	(10,696)
Other liabilities (see Note 6)	(5,769)	(21,020)

Net cash provided by (used in) operating activities	(83,736)	9,651

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	56,766	44,359
Purchases of available-for-sale securities	(16,297)	(13,032)
Purchases of property, plant and equipment	(15,226)	(9,190)
Proceeds from sale of property, plant and equipment	—	3,731

Net cash provided by investing activities	25,243	25,868

Cash flows from financing activities:
Proceeds from common stock option exercises	—	5

Net cash provided by (used in) financing activities	—	5

Net increase (decrease) in cash and cash equivalents	(58,493)	35,524
Cash and cash equivalents, beginning of period	345,677	422,488

Cash and cash equivalents, end of period	$287,184	$458,012

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Minority interest in earnings	$29	$—

Value of restricted shares withheld for taxes (see Note 7)	$311	$2,690

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$96	$—

Cash paid for interest	$284	$22

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Gateway, Inc. (“Gateway”) as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature except for certain asset impairments as discussed below and restructuring charges. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year.

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Gateway and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with Gateway’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which are included in Gateway’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Marketable Securities

Included in marketable securities as of March 31, 2007 are unrealized losses of approximately $0.2 million related to securities that have been in an unrealized loss position for greater than 12 months. The underlying securities are primarily federal, state and municipal, mortgage-backed and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity, and for this reason, no other-than-temporary impairment charge was recorded during the first quarter of 2007.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

Gateway recognizes revenue on PCs and Non-PC products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services is recognized as the services are provided. Revenue from Internet access, web portals, and security services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

Gateway records reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of Gateway products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. Gateway records reductions to revenue for estimated commitments related to other customer and sales incentive programs. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require Gateway to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered, which would affect earnings in the period the adjustments are made.

Gateway records revenue net of sales taxes or valued-added taxes levied by governmental authorities. Such taxes are considered current liabilities and included within accrued expenses until paid.

Adoption of New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

As a result of applying the provisions of FIN 48, Gateway recognized a $2.8 million increase to accumulated deficit as of January 1, 2007. The Company’s unrecognized tax benefits totaled $92 million at January 1, 2007 and relate to ongoing audits from various taxing authorities. This amount included $2.7 million of penalties and $29 million of interest. Gateway’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, which is consistent with FIN 48. Included in the balance at January 1, 2007 is $92 million of tax benefits that when recognized would reduce the annual effective income tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $84 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months and Gateway believes will benefit its reported net income. In accordance with FIN 48, this amount was reclassified from current income taxes payable presented as of December 31, 2006 to non-current income taxes payable on January 1, 2007. Further, this amount represents a decrease in unrecognized tax benefits comprised of items related to settlement negotiations currently in progress with the Joint Committee of Taxation for tax years 1996-2001 primarily related to utilization of NOLs and expiring statutes in various jurisdictions related to its 2002 return filings (see Note 6).

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS Nos. 133 and 140” (“SFAS 155”). This Statement amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by Gateway in the first quarter of fiscal 2008. Management does not believe the adoption of SFAS 157 will have a material impact on Gateway’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing whether fair value accounting is appropriate for any of Gateway’s eligible items and cannot estimate the impact, if any, on Gateway’s consolidated results of operations, financial position or cash flows.

2. Comprehensive loss

Comprehensive loss for Gateway includes net loss, foreign currency translation adjustments and net unrealized gains on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Comprehensive loss:
Net loss	$(8,579)	$(12,336)
Foreign currency translation adjustments	11	335
Unrealized gain on available-for-sale securities, net	148	358

	$(8,420)	$(11,643)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of other comprehensive loss as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007	December 31, 2006
Accumulated other comprehensive loss:
Foreign currency translation	$(910)	$(921)
Unrealized loss on available for sale securities, net of tax	(151)	(299)

	$(1,061)	$(1,220)

3. Selected Balance Sheet Information (in thousands)

Gateway purchases selected components from suppliers and, where possible, in lieu of a consignment arrangement, resells the components to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the components is recorded as “Receivables from suppliers”.

	March 31, 2007	December 31, 2006
Inventory:
Components and subassemblies	$18,532	$38,414
Finished goods	140,590	82,713
Inventory reserves	(28,506)	(23,940)

Total inventory	$130,616	$97,187

Receivables from suppliers	$478,475	$247,207

Prepaid expenses	$54,140	$40,299

Other current assets:
Assets held for sale	14,775	14,774
Vendor rebates	104,088	82,545
Other	83,779	77,964

Other current assets	$202,642	$175,283

Property, plant and equipment, net:
Land	$1,904	$1,904
Leasehold improvements	6,441	5,819
Buildings	26,746	26,746
Construction in progress	10,964	61,834
Internal use software	257,968	205,848
Office and production equipment	37,304	32,290
Furniture and fixtures	7,103	7,090
Vehicles	45	45

	348,475	341,576
Less: Accumulated depreciation and amortization	(240,226)	(230,645)

Property, plant and equipment, net	$108,249	$110,931

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total depreciation expense was $9.6 million for the three months ended March 31, 2007, and $5.5 million for the same period of 2006.

	March 31, 2007	December 31, 2006
Intangible assets (amortizable), net:
Customer relationships	$48,400	$48,400
License portfolio	30,277	30,277
Patents and trademarks	22,906	22,906
Accumulated amortization	(29,613)	(26,525)

Intangible assets (amortizable), net	$71,970	$75,058

Goodwill and non-amortizable intangible assets:
Non-amortizable intangible assets (trademarks and tradenames)	$49,600	$49,600
Goodwill	155,619	155,619

Goodwill and non-amortizable intangible assets	$205,219	$205,219

During the second quarter of 2006, Gateway and Hewlett-Packard executed a definitive cross-license agreement of which $30 million related to a seven year license. Total intangible asset amortization expense was $3.1 million for the three months ended March 31, 2007, and $1.4 million for the same period of 2006.

4. Warranty Liability and Deferred Revenue

Warranty Liability

Gateway provides standard warranties with the sale of products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Gateway maintains product quality programs and processes including monitoring and evaluating the quality of its suppliers. Estimated warranty costs are affected by ongoing product failure rates, specific product class failures outside of experience and material usage and service delivery costs incurred in correcting a product failure or in providing customer support. A summary of changes in Gateway’s accrued warranty liability, which is included in both current liabilities and long-term liabilities, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Accrued warranty, beginning of the period	$64,839	$37,040
Accruals for warranties during the period	26,168	22,362
Settlements made	(21,991)	(15,868)

Accrued warranty, end of the period	$69,016	$43,534

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Extended Warranty Deferred Revenue

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale, net of amounts due to the third-party. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and recognized on a straight-line basis over the warranty service period. Gateway expects that deferred revenue, and the revenue stream associated with it, will continue to decline in future quarters. A schedule of additions to extended warranty deferred revenue which is included in both current liabilities and long-term liabilities and recognition of extended warranty revenue for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Extended warranty deferred revenue, beginning of the period	$40,039	$87,806
Additions to extended warranty deferred revenue	1,260	1,985
Extended warranty revenue recognition	(8,880)	(18,400)

Extended warranty deferred revenue, end of the period	$32,419	$71,391

5. Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. In addition to usual and customary covenants for an arrangement of its type, the credit agreement, as amended, includes certain financial covenants. Gateway must maintain Liquidity (defined as the sum of Certified Cash and Borrowing Availability) of $100 million. In addition, starting on October 1, 2006, negative cash flow, as defined in the credit agreement, may not exceed $40 million for the three months ended December 31, 2006, $57 million for the six months ended March 31, 2007, and $60 million thereafter, with cumulative negative cash flow not to exceed $120 million. As of the six months ended March 31, 2007, the cumulative negative cash flow was $21 million. Further, once Gateway has achieved three consecutive quarters of positive excess cash flow, it must maintain positive cash flow in each quarter thereafter. The credit agreement expires on October 31, 2010, at which time all amounts then outstanding will be due and payable. As of March 31, 2007 and March 31, 2006, Gateway had $0 and $50 million, respectively, in borrowings outstanding under this agreement. The interest rate as of March 31, 2007 was 7.25%. This interest rate adjusts with changes in the prime rate. As of March 31, 2007, Gateway also utilized the credit agreement to support $36 million of stand-by letters of credit and had borrowing availability of $40 million.

In December 2004, Gateway issued $300 million of senior convertible notes through a private placement to institutional investors, including $150 million of 1.50% senior convertible notes due December 31, 2009 and $150 million of 2.00% senior convertible notes due December 31, 2011. The notes are direct, unsecured and unsubordinated obligations of Gateway and rank equal in priority to Gateway’s existing and future unsecured indebtedness and senior in right of payment to any future subordinated indebtedness. Each $1,000 note is initially convertible into 115.8749 shares of Gateway common stock based on an initial conversion price of $8.63, or approximately 34.8 million shares in aggregate, at anytime prior to the close of business on the business day immediately prior to scheduled maturity. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Gateway may deliver cash, common shares or a combination

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of both in settlement of its obligations upon conversion of notes. Note-holders may elect to convert upon the occurrence of a “fundamental change”, which is any transaction in which 90% or more of Gateway’s common stock is exchanged for, converted into, or acquired for consideration which is not at least 90% common stock that is listed on a United States national securities exchange. Note-holders also may require Gateway to repurchase all or a portion of the notes at 100% of principal plus accrued and unpaid interest upon occurrence of a fundamental change or if Gateway’s common stock ceases to be listed on a United States national securities exchange. The conversion rate also may be adjusted upon the occurrence of a fundamental change. Gateway may not redeem the notes prior to maturity. Interest is payable semi-annually each June 30 and December 31.

Interest expense (including amortization of debt issue costs and line of credit expenses) was $2.2 million for the three months ended March 31, 2007, and $1.9 million for the same period in 2006.

6. Income Taxes

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The provision from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax provision of $2.5 million in the three months ending March 31, 2007, primarily representing $1.7 million of interest accruals relating to previously accrued liabilities and foreign and state income tax accruals from operations of $0.8 million.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Gateway adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. Gateway recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

As a result of applying the provisions of FIN 48, Gateway recognized a $2.8 million increase to accumulated deficit as of January 1, 2007. Gateway’s unrecognized tax benefits totaled $92 million at January 1, 2007 and relate to ongoing audits from various taxing authorities. This amount included $2.7 million of penalties and $29 million of interest. Gateway’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, which is consistent with FIN 48. Included in the balance at January 1, 2007 is $92 million of tax benefits that when recognized would reduce the annual effective income tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $84 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months and Gateway believes will benefit its reported net income. In accordance with FIN 48, this amount was reclassified from current income taxes payable presented as of December 31, 2006 to non-current income taxes payable on January 1, 2007. Further, this amount represents a decrease in unrecognized tax benefits comprised of items related to settlement negotiations currently in progress with the Joint Committee of Taxation for tax years 1996-2001 primarily related to utilization of NOLs and expiring statutes in various jurisdictions related to its 2002 return filings.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway files U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1996 through 2006 tax years generally remain subject to examination by federal and most state taxing authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by taxing authorities.

Based on consideration of all relevant facts and circumstances, Gateway does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations. Gateway expects to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

7. Stockholders’ Equity

Net Loss Per Share

Basic and diluted loss per common share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted loss per common share (if applicable) is computed using net income (loss) attributable to common stockholders, as adjusted, and the combination of the weighted average number of shares outstanding and all potentially dilutive common shares outstanding during the period unless the inclusion of such shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net loss attributable to common shareholders—basic and diluted	$(8,579)	$(12,336)

Weighted average shares outstanding—basic and diluted	371,598	372,982

Net loss per share—basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding for three months ended March 31, 2007 and 2006 excludes 35 million shares issuable upon conversion of the senior convertible notes. Gateway has also excluded from net loss per share, 35 million shares and 47 million shares for the three months ended March 31, 2007 and 2006, respectively, related to employee and director stock options which have exercise prices greater than the average market price of the shares of common stock for those periods. These shares are excluded for these periods as their effect on net loss per share is anti-dilutive.

Deferred Stock-Based Compensation

In March 2004, Gateway issued 5.3 million shares of restricted stock valued at approximately $27 million to certain executives in connection with its acquisition of eMachines. This amount was recorded as deferred stock-based compensation and is being amortized to compensation expense in accordance with the vesting schedule. Approximately 2.5 million shares vested on January 1, 2005. During the second quarter of 2005, vesting on approximately 0.4 million shares was accelerated for a departing executive, resulting in an additional compensation charge of $1.3 million in the quarter. Of the remaining 2.4 million shares, 2.1 million shares vested on January 1, 2006 and the remaining 0.3 million shares vested on January 1, 2007. Deferred stock-based compensation was $2.2 million as of March 31, 2007.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to an executive as a discretionary bonus. These shares became fully vested in March 2007. In September 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to Gateway’s new Chief Executive Officer as a sign-on bonus. These amounts were recorded as deferred stock-based compensation and are being amortized to compensation expense in accordance with their vesting schedules.

Gateway estimates the fair value of options granted using the Black-Scholes option valuation model. Gateway estimates the volatility of its common stock at the date of grant based on historical volatility rate, consistent with SFAS No. 123-R and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The dividend yield assumption is zero based on Gateway’s historical dividend payment patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of Gateway’s employee options. Gateway uses historical volatility and the availability and reliability of historical option exercise to estimate expected option term. Gateway uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, Gateway amortizes the fair value on a straight-line basis over the vesting period of the options. Gateway used the following assumptions to estimate the fair value of share-based payment awards for the three months ended March 31, of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.7%	4.7%
Expected volatility	55%	58%
Expected option term	3.5 years	3.5 years

Gateway recorded $0.5 million and $0.4 million in share-based compensation expense for stock options for the three months ended March 31, 2007 and 2006, respectively. Gateway recorded $0.2 million and $0.7 million in share-based compensation expense for restricted stock awards for the three months ended March 31, 2007 and 2006, respectively.

Treasury Stock

Gateway has acquired shares of its common stock which are held in treasury. This includes 2.7 million shares repurchased during the fourth quarter of 2004 in connection with the repurchase of the Series A and Series C preferred stock from America Online, Inc. In March 2004, Gateway issued 5.3 million shares of restricted stock to certain executives in connection with its acquisition of eMachines. In January 2005, approximately 2.5 million of these shares vested and Gateway issued 1.4 million shares of unrestricted stock (subject to certain limitations on disposition) and withheld the remaining 1.1 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. During the second quarter of 2005, vesting on approximately 0.4 million restricted shares was accelerated for a departing executive. Approximately 0.2 million shares of these 0.4 million shares were withheld to assist the executive in meeting certain tax liabilities associated with vesting. During 2006, approximately 2.1 million of the originally issued shares of restricted stock vested and Gateway issued 1.1 million shares of unrestricted stock (subject to certain limitations on disposition) and withheld the remaining 1.0 million shares to assist the executives in meeting certain tax liabilities associated with such vesting. In June 2006, Gateway repurchased approximately 0.2 million shares of common stock in a private transaction from a Gateway executive at a price equal to the market price as of the date of purchase. In October 2006, Gateway withheld approximately

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

0.1 million shares on the vesting of employee restricted stock. All shares withheld to cover tax liabilities are valued at their fair market value on the vesting date and are included in treasury stock. Treasury stock is accounted for under the cost method and is available for issuance.

8. Commitments and Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at March 31, 2007, amounting to $36 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily issued through Gateway’s revolving credit facility.

Legal Proceedings

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Litigation

Rattner v. Snyder, et al. is a derivative action filed on September 6, 2006, in California State Superior Court, County of Orange, against Gateway as a nominal defendant and against Gateway’s board of directors as constituted in August 2006. The suit alleges that board members breached their fiduciary duties in connection with the Gateway’s September 1, 2006 announcement that it had rejected an earlier offer by shareholder Lap Shun “John” Hui to acquire Gateway’s retail operations for approximately $450 million. The complaint seeks unspecified damages and declaratory relief. In response to a motion filed by Gateway, the court dismissed the initial complaint as inadequate, but has given plaintiff leave to file an amended complaint by June 15, 2007. The parties have stipulated that the director defendants need not appear in the matter or otherwise respond to the complaint until after a demand-futility motion to be filed by Gateway is resolved.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Discovery is complete. The three actions have been consolidated into five separate trials, in which a different group of patents will be tried to each jury. The first of those trials involved Microsoft only, and was related to audio patents not asserted against Gateway. On February 22, 2007, a jury returned a verdict of approximately $1.5 billion against Microsoft. Microsoft is expected to appeal. In late February, 2007, the court granted summary judgment on behalf of Gateway, dismissing Lucent’s claims on the only remaining patent asserted in the second trial, previously scheduled to begin on March 19, 2007. The next trial is now scheduled to begin on May 21, 2007. In connection with that trial, in March the court granted summary judgment of non-infringement on one patent asserted against all defendants, and on a second asserted against only Microsoft and Dell. As to a third patent asserted against all defendants, the court granted summary judgment of non-infringement on all but two of the asserted claims. The parties are also presently submitting motions in connection with a trial scheduled to begin on July 5, 2007, involving two patents asserted against Gateway and Dell. Finally, the parties are briefing motions for summary judgment relating to the patents asserted in a final trial, which motions will likely be heard in the summer of 2007. The parties anticipate that the final trial will not take place until sometime in 2008, at the earliest.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. In April 2007, the parties to the lawsuit and eMachines’ insurance carriers negotiated a settlement expected to result in the dismissal of the action. If approved by the court, the settlement provides for a $24 million settlement fund. Neither eMachines nor Gateway is contributing to the settlement fund; however, one of the carriers involved, Twin City, is maintaining a related subrogation action against Gateway seeking to recover Twin City’s proposed $5 million contribution to the settlement.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Gateway reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when change in facts and circumstances require it, Gateway reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The ultimate outcome of such matters cannot presently be determined or estimated. Gateway’s management believes that Gateway has sufficiently reserved for legal matters and that the ultimate resolution of pending matters will not have a material adverse impact on Gateway’s consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should Gateway fail to prevail in current legal matters or should one or more of these legal matters be resolved against Gateway, Gateway could be required to pay substantial monetary damages or, if injunctive relief is granted, may be prohibited from selling one or more of its products and, in either case, its operating results and cash flows could be materially adversely affected.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Restructuring Charges

In 2004 and prior years, Gateway adopted restructuring plans to, among other things, reduce its workforce and close certain facilities, including its retail stores. The following table summarizes the status of these restructuring plans as of March 31, 2007 (in thousands):

2007
Accrued, January 1	$13,046
Cash settlements	(2,685)

Accrued, March 31	$10,361

For all restructuring plans, approximate future cash outflows of $10 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $14 million from related sublease recoveries and asset dispositions. Future cash outflows are projected to be paid as follows: $4.6 million for the remainder of 2007, $3.9 million in fiscal 2008 and $1.8 million thereafter.

10. Segment and Concentration Data

Gateway’s sales and operations are delineated by operating segments as follows:

•	Retail—includes sales through third-party retail channels of both eMachines and Gateway-branded products;

•

International—includes international retail sales and is aggregated within the Retail segment for external reporting purposes as it meets the aggregation criteria of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information;”

•

Professional—includes sales to educational institutions (K-12 and higher education), government entities (federal, state and local), small-to-medium businesses, value-added resellers and certain other resellers; and

•	Direct—includes consumer and small business sales generated via Gateway’s web and phone centers as well as legacy revenue streams from Gateway’s closed retail stores.

Revenues from these segments are derived from sales of PC and Non-PC products and services. Gateway evaluates the performance of its segments based on net sales, gross profit, and segment contribution, but does not allocate segment assets or other income and expense items for management reporting purposes. Segment contribution includes selling, general and administrative expenses and other overhead charges directly attributable to the segment and excludes certain expenses managed outside the reporting segment, including corporate selling, general and administrative expenses, the Microsoft benefit, depreciation and amortization, and the restructuring, transformation and integration charges.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth summary information by segment (in thousands):

	Three Months Ended March 31,
	2007	2006
Net sales:
Retail (including International)	$766,312	$766,927
Professional	155,688	202,211
Direct	86,703	108,684

	$1,008,703	$1,077,822

Segment gross profit:
Retail (including International)	$23,570	$47,605
Professional	10,816	7,669
Direct	15,333	23,453

	$49,719	$78,727

Segment contribution:
Retail (including International)	$18,969	$41,137
Professional	(2,984)	(12,228)
Direct	8,715	9,523

	24,700	38,432
Non-segment expenses and other charges	(40,064)	(62,800)
Microsoft benefit (See Note 12)	8,625	8,625

Consolidated operating loss	$(6,739)	$(15,743)

The following table summarizes Gateway’s net sales by major product group (in thousands):

	Three Months Ended March 31,
	2007	2006
Desktops	$501,945	$553,165
Mobiles	344,013	336,332
Servers and other	7,121	9,514

Total personal computers (PC)	853,079	899,011
Non-PC	155,624	178,811

Total net sales	$1,008,703	$1,077,822

Best Buy accounted for approximately 42% of total net sales for the three months ended March 31, 2007, and 38% for the same period in 2006. Best Buy also accounted for approximately 40% and 40% of trade accounts receivable, net at March 31, 2007 and 2006, respectively.

11. Related Party Transactions

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

registration, technical support, parts sales, PC refurbishing, software development, and other related services to Gateway and its customers. Gateway paid approximately $11 million to Alorica for services during the three months ended March 31, 2007, and $12 million for the same period of 2006.

12. Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that Gateway use a substantial majority of the $144 million proceeds to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. Gateway recognizes the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In the three months ended March 31, 2007 and 2006, Gateway received and recognized $8.6 million. Per the Agreement, Gateway expects to receive in cash $8.6 million quarterly through the end of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2006 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) in February 2007.

This Quarterly Report includes forward-looking statements based on management’s current expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from our expectations include the factors described in Part 1, Item 1A “Risk Factors” of our 2006 Annual Report or that are otherwise described from time to time in our reports filed with the SEC after such Annual Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

Our management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited consolidated financial statements, changes in certain items in those statements during the quarter and from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

Overview

Since its founding in 1985, Gateway has focused on marketing PCs and Non-PC products and services at a price that represents value to consumers, businesses, government offices and educational institutions.

We manage our business through our three major business segments: Retail (including International), Professional and Direct. Our strengths include our strong brand name recognition, our value-based product lines, our sales channels, and our ability to maneuver quickly and react to product development trends in the rapidly changing PC industry.

Some recent key developments and achievements include:

•

Market Share Growth PC Unit Volume—Based on IDC data, U.S. market share grew to 7.2% from 6.6% in the fourth quarter and we sold 1,251,300 PC units in the first three months of 2007. Among the top three vendors, only Gateway experienced sequential unit growth (1.5%) in the U.S.

•

Notebook and Monitor Sales Growth—In the first quarter, we continued to experience sales momentum with our notebook products and flat panel liquid crystal displays (“LCDs”). Notebook unit sales were up 4.8% in the first quarter of 2007 compared with the same period of 2006 and first quarter 2007 stand-alone LCD sales were up 29.3% over the first quarter of 2006.

•	Strong Retail Performance—Quarterly Retail revenue grew 2% over the fourth quarter of 2006, despite seasonal trends.

•

New Products—During the first quarter of 2007, we launched a number of new products and introduced Microsoft Windows Vista as the standard operating system on all new Gateway and eMachines notebook and desktop PCs for consumers. Both the Gateway and eMachines desktop lines were given a complete redesign and fresh look to coincide with the launch of Vista. We introduced the Gateway NX270 notebook line, which is optimized for multimedia. We also introduced a new Small Form Factor (“SFF”) desktop PC, the Gateway E-2610, which brings enhanced performance, manageability and flexibility to Gateway’s education, government and business customers.

•

#1 in Customer Satisfaction—Gateway earned the number one designation in Technology Business Research’s (“TBR”) Corporate IT Buying Behavior and Customer Satisfaction Study for Notebooks. In December, we also earned the leading rank in customer satisfaction for our desktops. Top customer satisfaction scores in TBR’s studies for both corporate desktops and notebooks demonstrate that Gateway’s investment in products and services for the Professional market is paying off and resonating with customers. According to TBR’s current study for notebooks, Gateway was singled out for its industry-leading approach to customer service with a record high in phone support, which is 100% based in North America. We received our highest scores to date in parts availability, hardware reliability, notebook value and product design. Gateway was also recognized for its ease of doing business and for being fast to market with innovative new products. Customer loyalty ratings saw steady improvement.

We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid technological change, evolving customer demands and intense competition. Key challenges include increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and increasing gross profit.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.

Management believes the following are critical accounting policies whose application has a material impact on our financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue on PCs and Non-PC products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue from training services are recognized as the services are provided. Revenue from Internet access, web portals, and security services provided by third parties is recognized as the services are provided based on subscriber counts reported to us by the service providers. Revenue from the sale of other services rendered by third parties, such as installation services, is generally recognized when such services are performed.

We record reductions in revenue in the current period for estimated future product returns and estimated rebate redemption rates related to current period sales. Management analyzes historical returns, current trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowances in any accounting period. Management also analyzes historical rebate redemption rates, current trends and the interrelationship of these rates with the current rebate dollar amounts in evaluating rebate allowances. We record reductions to revenue for estimated commitments related to other customer and sales incentive programs. This includes, among other things, trade-ins and referral credits. Future market conditions and product transitions may require us to increase customer incentive programs that could result in incremental reductions of revenue at the time such programs are offered, which would affect earnings in the period the adjustments are made.

We record revenue net of sales taxes or valued-added taxes levied by governmental authorities. Such taxes are considered current liabilities and included within accrued expenses until paid.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 40% of trade accounts receivable, net at March 31, 2007 and 2006.

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

Receivables from Suppliers

We purchase selected components from suppliers and resell the components to original design manufacturers to incorporate into products being manufactured for us. The receivable from these sales of the components is recorded as “Receivables from suppliers”. If substantial uncertainty regarding the collectibility of these receivables is noted, an appropriate reserve may be required, which would affect earnings in the period the uncertainty is identified.

Internal-Use Software

We capitalize only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. We are currently migrating to a new enterprise resource planning system as well as new order-capture and back-end service and support systems. A significant change to the planned use of internal-use software could result in a material impairment charge or change in the estimated depreciable life which could result in increased depreciation expense in the reporting period that the change was made.

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

Taxes on Earnings

We record a tax provision or benefit for the anticipated tax consequences of our reported results of operations. The provision for (benefit from) income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities computed pursuant to FIN 48. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback historical losses, cumulative losses in recent years, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. If we determine that it is more likely than not that our net deferred tax assets will be realized, our valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

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

Non-Amortized Intangible Assets Including Goodwill

We capitalized $50 million related to the eMachines’ tradename and $156 million in goodwill in connection with our acquisition of eMachines in March 2004. These intangible assets are not amortized but are reviewed for impairment annually during the fourth quarter or whenever events or circumstances indicated an event of impairment may have occurred or exist. Our fourth quarter review process utilizes multiple methods to estimate fair value based on a discounted future cash flow approach which relies on estimates about our future revenues (based on assumed market segment growth rates) and costs, discounted at appropriate rates based on our weighted average cost of capital. Future revenue and cost estimates are based on historical data, various internal estimates and a variety of external sources. A significant adverse change in our Retail business could result in a material impairment of these assets.

Microsoft Agreement

We receive funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be definitively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In the three months ended March 31, 2007 and 2006, we received and recognized $8.6 million in each period. Per the Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008. If we fail to incur sufficient qualifying spend or if Microsoft fails to fund such spend on a timely basis, this could result in a material adverse impact to the financial results because we would not be able to record the benefit.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Net sales	$1,008,703	$1,077,822	(6.4)%
Gross profit	49,719	78,728	(36.8)%
Percentage of net sales	4.9%	7.3%
Selling, general and administrative expenses	$65,083	$103,096	(36.9)%
Percentage of net sales	6.5%	9.6%
Microsoft benefit	$8,625	$8,625	—%
Percentage of net sales	0.9%	0.8%
Operating loss	$(6,739)	$(15,743)	(57.2)%
Percentage of net sales	(0.7)%	(1.5)%
Net loss	$(8,579)	$(12,336)	(30.5)%
PC units sold	1,251	1,379	(9.3)%

Net Sales

Consolidated net sales of $1.009 billion in the first quarter of 2007 represents a 6.4% decline from net sales of $1.078 billion for the same period last year. The year-over-year decline reflects declines across all segments—Retail ($0.6 million), which includes International, Professional ($47 million) and Direct ($22 million).

See “Segment Performance” below for further discussion of net sales performance on a segment basis.

Gross Profit

Gross profit was $50 million (4.9% of net sales) in the first quarter of 2007 as compared with $79 million (7.3% of net sales) for the same period last year. This decrease in gross profit is largely attributable to declines in the Retail ($24 million) and Direct ($8.1 million) segments, partially offset by gross profit improvement in the Professional segment ($3.1 million).

See “Segment Performance” below for further discussion of gross profit performance on a segment basis.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense totaled $65 million (6.5% of net sales) in the first quarter of 2007 as compared with $103 million (including $0.5 million in restructuring expenses) (9.6% of net sales) for the same period last year. In addition to the decrease in restructuring expenses, the reductions in SG&A expense in the first quarter of 2007 consists primarily of reductions in litigation and settlement expenses ($20 million), headcount and recruiting related expenses ($8.3 million), marketing expenses ($7.0 million), research expense ($1.5 million), and other cost savings ($2.2 million), partially offset by an increase in depreciation expenses ($1.2 million) primarily related to the implementation of our new ERP system on January 1st. Based upon management’s sustained focus on expense control, we anticipate SG&A expense to continue at current levels.

Microsoft Agreement

In April 2005, we entered into the Microsoft Agreement that provides for Microsoft to make aggregate payments to us of $150 million (less $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. We received and recognized a total of $8.6 million in the three months ended March 31, 2007 and 2006. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Interest income	$1,387	$2,677
Loss on sales of investments	(48)	(36)
Foreign exchange gain	1,228	988
Interest expense	(1,601)	(1,339)
Amortization of debt issuance costs	(398)	(397)
Line of credit costs	(190)	(186)
Other, net	328	530

Total	$706	$2,237

Other income, net was $0.7 million in the first quarter of 2007 as compared with $2.2 million for the same period last year. The $1.5 million decrease was primarily attributable to a decline in interest income ($1.3 million), reflecting lower cash and marketable securities balances and higher interest expense ($0.3 million) due to an increase in early pay discounts taken by a customer.

Income Taxes

We record a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The provision from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We recorded a net tax provision of $2.5 million in the three months ending March 31, 2007, primarily representing $1.7 million of interest accruals relating to previously accrued liabilities and foreign and state income tax accruals from operations of $0.8 million.

As a result of applying the provisions of FIN 48, we recognized a $2.8 million increase to accumulated deficit as of January 1, 2007. Our unrecognized tax benefits totaled $92 million at January 1, 2007 and relate to ongoing audits from various taxing authorities. This amount included $2.7 million of penalties and $29 million of interest. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, which is consistent with FIN 48. Included in the balance at January 1, 2007 is $92 million of tax benefits that when recognized would reduce the annual effective income tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $84 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months and we believe will benefit our reported net income. In accordance with FIN 48, this amount was reclassified from current income taxes payable presented as of December 31, 2006 to non-current income taxes payable on January 1, 2007. Further, this amount represents a decrease in unrecognized tax benefits comprised of items related to settlement negotiations currently in progress with the Joint Committee of Taxation for tax years 1996-2001 primarily related to utilization of NOLs and expiring statutes in various jurisdictions related to its 2002 return filings (see Note 6).

We file U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The 1996 through 2006 tax years generally remain subject to examination by federal and most state taxing authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by taxing authorities.

Based on consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our future results of operations. We expect to maintain a full valuation allowance on potential future tax benefits and generally to record no tax benefit until an appropriate level of profitability is sustained.

Segment Performance

The following table presents our net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Net sales:
Retail (including International)	$766,312	$766,927	(0.1)%
Professional	155,688	202,211	(23.0)%
Direct	86,703	108,684	(20.2)%

	$1,008,703	$1,077,822	(6.4)%

Segment gross profit:
Retail (including International)	$23,570	$47,605	(50.5)%
Professional	10,816	7,669	41.0%
Direct	15,333	23,453	(34.6)%

	$49,719	$78,727	(36.8)%

Segment contribution:
Retail (including International)	$18,969	$41,137	(53.9)%
Professional	(2,984)	(12,228)	75.6%
Direct	8,715	9,523	(8.5)%

	24,700	38,432	(35.7)%

Non-segment expenses and other charges	(40,064)	(62,800)	(36.2)%
Microsoft benefit (See Note 12)	8,625	8,625	—%

Consolidated operating loss	$(6,739)	$(15,743)	(57.2)%

Retail (including International)

The Retail segment delivered net sales of $766 million on PC shipments of 1,092,700 during the first quarter of 2007 as compared with $767 million on unit shipments of 1,162,700 for the same period last year. Average unit price was $701 in the first quarter of 2007 as compared with $660 for the same period in the prior year. Revenue was flat due to an increase of average unit price ($41) and a decrease of unit volume (70,000 units). The increase of average unit price reflects product mix change to higher price points. We anticipate that the average unit price will not change significantly in the rest of the year and unit volume will follow historical seasonal trends of higher volumes in quarters three and four, and grow at the market rate.

Retail segment gross profit was $24 million (3.1% of net sales) in the first quarter of 2007 as compared with $48 million (6.2% of net sales) for the same period in 2006. The decline in gross profit reflected $13 million due to competitive pricing pressure, $6.4 million due to expedited freight cost to meet the Vista launch, $6 million of increased devaluation cost of refurbished products, $2.9 million of increased service costs, $1.4 million due to a reduction of rebate reserve in the period ending March 31, 2006, partially offset by a $5.7 million increase in marketing development funds from marketing partners. For the rest of the year, we expect gross profit to improve due to lower material and expedited freight costs.

Retail segment contribution for the three months ended March 31, 2007 was $19 million (2.5% of net sales) as compared with $41 million (5.4% of net sales) for the same period last year. The reduction of the contribution margin reflects the decrease of gross profit, partially offset by $2 million savings in marketing primarily due to a reduction in advertising expense. For the rest of the year, we anticipate segment SG&A to be flat and contribution margin to improve.

Professional

The Professional segment delivered net sales of $156 million on PC shipments of 111,800 during the first quarter of 2007 as compared with $202 million on unit shipments of 158,000 for the same period last year. Average unit price was $1,392 in the first quarter of 2007 compared to $1,280 for the same period last year. The $46 million decrease in net sales was the result of greater selectivity in contract bidding. The $112 increase in average unit price is also attributable to improved selectivity in transactions and better discounting control. We anticipate sales volume will follow the seasonal trends of higher volumes in our education business in quarters two and three.

Professional segment gross profit was $11 million (7.0% of net sales) in the first quarter of 2007 as compared with $7.7 million (3.8% of net sales) for the same period last year. The increase in the first quarter reflects management’s decision to pursue opportunities on a more selective basis, which resulted in reduced discounting, higher average unit price and unit margin ($4.4 million), partially offset by increased service and other operations costs ($1.2 million). Seasonal trends in our education business should cause our Professional revenue to increase, which should help gross profit as revenue increases relative to service costs that are tied to our installation base.

Professional segment contribution was a loss of $3.0 million ((1.9)% of net sales) in the first quarter of 2007 as compared with a loss of $12 million ((6.0)% of net sales) for the same period last year. The difference is largely attributable to the factors affecting gross profit described above, as well as management’s focus on reducing segment SG&A expenses in the first quarter of 2007 ($6.0 million). The decrease in segment SG&A expenses is a result of reduced headcount ($4.7 million), savings in marketing expenses ($0.8 million), and better control travel and other expenses ($0.5 million). Professional SG&A expenses should remain stable on a dollar basis for the remainder of the year. Contribution margin should increase in line with gross profit increases.

Direct

The Direct segment delivered net sales of $87 million on PC shipments of 46,700 during the first quarter of 2007 as compared with net sales of $109 million on unit shipments of 58,400 for the same period last year. Average unit price was $1,855 in the first quarter of 2007 as compared with $1,863 for the same period in the prior year. Shipments declined due to a one-time sale of refurbished products in the same period last year (7,000 units), and lighter shipments to small business customers (3,000 units) as compared to the prior year. Net sales declined as a result of the drop in shipments ($18 million) as well as reduced amortization of extended warranty revenue ($3.2 million) and reduced revenue share from Internet access partners due to subscription expirations/cancellations ($2.7 million) associated with closed Gateway retail stores. This decline was offset by a benefit ($1.8 million) resulting from a revenue share agreement with the company’s warranty underwriter and higher average selling prices as compared to prior year. Management expects PC sales to follow seasonal trends of higher volumes in quarters three and four, but expects Internet access revenue sharing and extended warranty revenue recognition associated with closed Gateway retail stores to continue to decline over the course of the year.

Direct segment gross profit was $15 million (17.7% of net sales) in the first quarter of 2007 as compared with $23 million (21.6% of net sales) for the same period last year. The declines are primarily due to reduced sales volume ($1.9 million), reduced amortization of extended warranty revenue ($2.7 million) and reduced revenue received from one of Gateway’s Internet access partners as a result of subscription expirations/cancellations ($2.9 million). Management expects gross profit to follow seasonal trends, but expects Internet access revenue sharing and extended warranty revenue recognition associated with closed Gateway retail stores to continue to decline over the course of the year.

Direct segment contribution was $8.7 million (10.1% of net sales) in the first quarter of 2007 as compared with $9.5 million (8.8% of net sales) for the same period last year. The decline in gross profit discussed above was largely offset by segment SG&A savings, specifically marketing expenses ($4.7 million), compensation expenses resulting from closure of a call center ($2.0 million) and other savings ($0.6 million) as compared to the prior year. Segment SG&A is expected to be consistent for remainder of year, varying with revenue due to sales-driven expenses such as credit card transaction fees and sales commissions. Contribution margin will decline in line with gross profit.

Non Segment Expenses and Other Charges

Non-segment expenses and other charges are the costs excluded from our operating segments and primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

Non-segment expenses and other charges totaled $40 million in the first quarter 2007 as compared with $63 million in the first quarter 2006 (including $0.5 million in restructuring expenses. In addition to the reduction in restructuring expenses, the decrease in non-segment expenses in the first quarter of 2007 consists primarily of a reduction in litigation and settlement expenses ($20 million), research expense ($1.6 million), headcount and recruiting related expenses ($0.7 million) and other cost savings ($1.5 million), partially offset by an increase in depreciation expenses ($1.2 million) primarily related to the implementation of our new ERP system on January 1st. Based upon management’s sustained focus on expense control, we anticipate SG&A expense to continue at current levels.

Major Product Groups

The following table summarizes our net sales by major product group (in thousands):

	Three Months Ended March 31,
	2007	As %	2006	As %
Desktops	$501,945	50%	$553,165	51%
Mobiles	344,013	34%	336,332	31%
Servers and other	7,121	1%	9,514	1%

Total personal computers (PC)	853,079	85%	899,011	83%
Non-PC	155,624	15%	178,811	17%

Total net sales	$1,008,703	100%	$1,077,822	100%

Sales of personal computer products represented approximately 85% of total net sales during the first quarter of 2007, as compared to 83% for the same period last year. As a percentage of total net sales, notebook computer sales increased 3 percentage points during the first quarter of 2007, due to our continued efforts to focus on the notebook computer market and the continued success of our Gateway-branded products in third-party retail.

Sales of Non-PC products represented approximately 15% of total net sales during the first quarter of 2007, as compared to 17% for the same period last year. The decline is primarily due to the decreasing unit sales in Direct, which generally yields a higher percentage of Non-PC sales than other segments. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system, networking products and services and consumer electronics products from prior periods.

Liquidity and Capital Resources

As of March 31, 2007, Gateway had approximately $317 million in cash and marketable securities, a decrease of $99 million as compared with $416 million at the end of 2006.

We used $84 million of cash in support of our operating activities in the first quarter of 2007. Significant factors affecting cash used in operations included increases in inventory ($33 million), mostly in the form of finished goods to be launched in the Spring cycle by the Retail segment and accounts receivable ($32 million) due to increased shipments and billing later in quarter one as compared to quarter four. Accounts payable, net of Receivables from suppliers, increased cash by $16 million. The $231 million increase in Receivables from suppliers in the first quarter was largely due to invoicing and settlement delays associated with implementation of the Company’s new ERP system. Accounts payable increased by $247 million during the quarter as the Company delayed settlement of certain amounts due to suppliers in conjunction with the ERP-related invoicing delays. Other factors affecting cash used in operations included a decrease in accrued liabilities ($30 million), primarily due to reduced SG&A and cost of goods related liabilities, an increase in other assets ($25 million), primarily due to an increase in vendor rebates, partially offset by an increase in accrued royalties ($31 million) related to the Spring cycle inventory increase.

We used approximately $15 million in cash for capital expenditures, primarily for the continuing development of our ERP system. We used $16 million to purchase available for sale securities, and generated $57 million in proceeds from the sale of such securities. In total, in the first quarter, we generated $25 million in cash from investing activities. There were no cash flows from financing activities in the first quarter.

Our cash position varies during any particular period, but historically it has increased at quarter-end due to additional focus on working capital management. Although our quarter-end cash balance is one analytical measure used by our suppliers and original design manufacturers (“ODMs”) in evaluating credit terms, we believe our payment performance is a more important factor. Accordingly, we have sought to reduce our days in accounts payable in an effort to further improve our relationship with suppliers and ODMs. Invoicing and settlement delays associated with implementation of our new ERP system degraded our days payable outstanding in the first quarter.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	March 31, 2007	December 31, 2006
Cash and marketable securities	$317,473	$416,335
Days of sales in accounts receivable (a)	27	25
Days inventory on hand (b)	12	9
Days in accounts payable (c)	(81)	(58)

Cash conversion cycle before days in supplier receivables	(42)	(24)
Days in supplier receivables (d)	45	23

Cash conversion cycle (e)	3	(1)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	We purchase selected components from suppliers and, where possible, in lieu of a consignment arrangement, resell the components to original design manufacturers to incorporate into products being manufactured for us. The receivable from the sale of the components to the original design manufacturer is recorded in “Receivables from suppliers”. Supplier receivables amounted to $478 million and $247 million at March 31, 2007 and December 31, 2006, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of sales divided by the number of days in the quarter.
(e)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand in supplier receivables less days in accounts payable and effectively measures the number of days from component purchases to cash collection on customer sales.

Our goal is to reverse the negative cash flows from operations through improving our overall financial results by improving product sales and gross profit, reducing SG&A costs, improving management of working capital and aggressively defending litigation matters to minimize or avoid settlement charges. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our sources of capital will be sufficient to fund anticipated working capital requirements, capital expenditures and cash required for other activities for at least the next 12 months. However, cash flows from future operations and the amount and timing of our future financing needs are uncertain. Future cash flow will depend on a number of factors, including our future operating results, our capital expenditures, the need to supply credit to our customers, the continued availability of trade credit from our suppliers and bank credit from lenders, and possible restructurings of our business. These factors, especially our future operating results, will depend on our ability to achieve the goals set forth in the preceding paragraph, and those factors set forth in Item 1A—Risk Factors of Part II of our Annual Report on Form 10-K for the year ended December 31, 2006. We are exploring the possibility of raising $100 to $150 million of additional debt or equity capital depending on market conditions. Should our sources of capital be insufficient to meet our cash needs, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek additional financing from other sources, including additional equity offerings. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources, or maintain current credit lines with vendors or lenders.

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

Trade Credit

Our accounts payable balance owed to suppliers as of March 31, 2007 was $860 million, as compared to $613 million as of December 31, 2006. Accounts payable, net of receivables from suppliers, increased from $365 million at the end of 2006 to $382 million. The increase in both accounts payable and receivables from suppliers was primarily caused by invoicing and settlement delays due to implementation of our new ERP system. Our access to trade credit is, in part, dependent on our ability to operate profitably. A significant change in trade credit terms available from suppliers would require us to commit more of our cash reserves to support our working capital requirements.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to $200 million. Our borrowing base fluctuates primarily as a function of our outstanding accounts receivable. Borrowings under this agreement bear interest at variable-term LIBOR or prime rates, at our election. As of March 31, 2007 and March 31, 2006, we had $0 and $50 million, respectively in borrowings outstanding under this agreement. The interest rate as of March 31, 2007 was 7.25%. This interest rate adjusts with changes in the prime rate. We also utilized the credit agreement to support $36 million of stand-by letters of credit and had borrowing availability of $40 million. In addition to usual and customary covenants for an arrangement of its type, the credit agreement, as amended includes certain financial covenants. Gateway must maintain Liquidity (defined as the sum of Certified Cash and Borrowing Availability) of $100 million. In addition, starting on October 1, 2006, negative cash flow, as defined in the credit agreement, may not exceed $40 million for the three months ended December 31, 2006, $57 million for the six months ended March 31, 2007, and $60 million thereafter, with cumulative negative cash flow not to exceed $120 million. As of the six months ended March 31, 2007, the cumulative negative cash flow was $21 million. Further, once Gateway has achieved three consecutive quarters of positive excess cash flow, it must maintain positive cash flow in each quarter thereafter. The agreement, as amended, expires on October 31, 2010, at which time all amounts then outstanding will be due and payable.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 5 to the Consolidated Financial Statements.

Restructuring Obligations

During the first quarter of 2004, we adopted a restructuring plan to, among other things, close our remaining 188 retail stores, reduce its workforce, consolidate facilities and outsource certain operating activities. This plan was in addition to previous restructuring plans that were adopted in 2003, 2002 and 2001. All significant restructuring actions are now substantially complete. For all restructuring plans, approximate future cash outflows of $10 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $14 million from related sublease recoveries and asset dispositions.

Income Taxes Payable

We are subject to ongoing audits from various taxing authorities and believe we have adequately provided for income tax issues not yet resolved. As of March 31, 2007, approximately $94 million has been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, we do believe the ultimate resolution of tax issues for all open tax periods will not have a materially adverse effect upon our cash position.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2006 Annual Report on Form 10-K except for supplier purchase commitments. We utilize several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by us typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $89 million at March 31, 2007.

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

Related Party Transactions

Through our acquisition of eMachines, we acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing, software development and other related services to us and our customers. We paid approximately $11 million to Alorica for services during the three months ended March 31, 2007 and $12 million for the same period of 2006.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position, which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Gateway, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006. Our exposure to market risks has not changed materially since December 31, 2006.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2006, management identified inadequate controls related to the timely accrual of certain liabilities to our component suppliers, and the recording of related receivables from our original design manufacturers (“ODMs”). To remediate this weakness, management implemented additional control procedures within our procurement, inventory and accounts payable processes. These controls were tested by our Internal Audit function and found to be operating effectively during the quarter. Management believes we have made significant progress in addressing the material weakness, and will continue to monitor such controls throughout the year.

We completed the implementation of a new ERP system for the Retail segment during the first quarter of 2007. The implementation resulted in changes to certain business processes and related internal controls, and is expected to enhance the effectiveness of our controls over our supply chain planning, procurement and financial processes.

Except as discussed above, there were no other changes in our internal controls over financial reporting identified in connection with management’s evaluation during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 8 to the unaudited consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference. Readers are also directed to the “Legal Proceedings” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS

Readers are directed to the “Risk Factors” section of our 2006 Annual Report on Form 10-K for a description of material risks facing us.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
+10.1	Form of Indemnification Agreement, between Gateway, Inc. and its directors and officers. (Incorporated by reference to the exhibit to Gateway’s Current Report on Form 8-K filed February 26, 2007.)

*31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: May 10, 2007	By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: May 10, 2007	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)