Form 10-Q
period 2007-06-30
GATEWAY INC
filed 2007-08-03
CIK 895812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2007

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

As of July 30, 2007 there were 373,641,481 shares of our Common Stock, $.01 par value per share, outstanding. As of July 30, 2007 there were no shares of our Class A Common Stock, $.01 par value per share, outstanding.

GATEWAY, INC.

FORM 10-Q

For the period ended June 30, 2007

I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three and six months ended June 30, 2007 and 2006

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$840,625	$919,312	$1,849,329	$1,997,134
Cost of goods sold	776,756	868,736	1,735,741	1,867,830

Gross profit	63,869	50,576	113,588	129,304
Selling, general and administrative expenses	66,603	66,149	131,685	169,246
Microsoft benefit	8,625	8,625	17,250	17,250

Operating income (loss)	5,891	(6,948)	(847)	(22,692)
Other income (expense), net	(988)	(1,317)	(281)	920
Minority interest	(79)	—	(108)	—

Income (loss) before income taxes	4,824	(8,265)	(1,236)	(21,772)
Benefit (provision) for income taxes	(2,911)	585	(5,430)	1,755

Net income (loss)	$1,913	$(7,680)	$(6,666)	$(20,017)

Net income (loss) per common share:
Basic	$0.01	$(0.02)	$(0.02)	$(0.05)

Diluted (Note 7)	$0.01	$(0.02)	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	371,857	372,089	371,666	372,531

Diluted (Note 7)	371,928	372,089	371,666	372,531

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2007 and December 31, 2006

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$225,621	$345,677
Marketable securities	29,611	70,658
Accounts receivable, net of allowance for doubtful accounts of $6,763 and $2,218 at June 30, 2007 and December 31, 2006, respectively	314,163	274,782
Inventory, net	160,431	97,187
Prepaid expenses	52,683	40,299
Receivables from suppliers	275,136	247,207
Other	116,930	175,283

Total current assets	1,174,575	1,251,093
Property, plant and equipment, net	110,158	110,931
Intangible assets, net	68,909	75,058
Goodwill and non-amortizable intangible assets	205,219	205,219
Restricted cash	553	3,266
Long-term investments	3,159	3,159
Deferred debt issue costs	5,264	6,010
Other assets, net	1,690	1,499

	$1,569,527	$1,656,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609,900	$612,639
Accrued expenses	88,972	159,199
Warranty	54,020	46,616
Restructuring	8,075	13,046
Other accrued liabilities	8,198	11,254
Accrued royalties	58,916	54,521
Deferred revenue	18,337	27,701
Income taxes payable	10,666	91,213
Other current liabilities	3,403	2,745

Total current liabilities	860,487	1,018,934
Senior convertible notes	300,000	300,000
Deferred revenue	10,362	14,895
Warranty	15,729	18,223
Deferred tax liabilities	19,840	19,840
Income taxes payable	88,160	—
Other long-term liabilities	11,291	12,917

Total liabilities	1,305,869	1,384,809

Minority interest	2,526	2,418

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 1,000,000 shares authorized; 378,989 and 376,989 shares issued at June 30, 2007 and December 31, 2006, respectively	3,790	3,770
Additional paid-in capital	978,332	973,895
Treasury stock, at cost 5,347 shares at June 30, 2007 and December 31, 2006	(26,448)	(26,448)
Deferred stock-based compensation	(5,293)	(2,746)
Accumulated deficit	(687,736)	(678,243)
Accumulated other comprehensive loss	(1,513)	(1,220)

Net stockholders’ equity	261,132	269,008

	$1,569,527	$1,656,235

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GATEWAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2007 and 2006

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,666)	$(20,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of long-lived assets	—	1,176
Depreciation and amortization	19,339	13,471
Provision for doubtful accounts receivable	8,457	2,083
Stock based compensation	2,216	2,149
Loss on sale of investments	55	66
Loss on disposal of property, plant, and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(49,614)	23,343
Inventory	(63,244)	71,536
Prepaid expenses	(12,384)	11,735
Receivables from suppliers	(27,929)	68,156
Restricted cash	2,713	850
Other assets	60,685	(25,429)
Accounts payable	(3,571)	(162,640)
Accrued liabilities	(63,173)	(723)
Accrued royalties	4,395	(1,327)
Other liabilities (see Note 6)	(12,467)	(25,533)

Net cash used in operating activities	(141,187)	(41,104)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities, net	57,894	113,121
Purchases of available-for-sale securities	(16,753)	(48,879)
Purchases of property, plant and equipment	(20,093)	(24,093)
Proceeds from sale of property, plant and equipment	—	3,731

Net cash provided by investing activities	21,048	43,880

Cash flows from financing activities:
Repurchase of treasury stock	—	(280)
Proceeds from common stock option exercises	83	5

Net cash provided by (used in) financing activities	83	(275)

Net increase (decrease) in cash and cash equivalents	(120,056)	2,501
Cash and cash equivalents, beginning of period	345,677	422,488

Cash and cash equivalents, end of period	$225,621	$424,989

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Minority interest in earnings	$(108)	$—

Value of restricted shares withheld for taxes	$312	$2,690

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$103	$153

Cash paid for interest	$3,437	$3,215

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Gateway, Inc. (“Gateway”) as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, reflect all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows for the interim periods. All adjustments are of a normal, recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire year.

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

Marketable Securities

Included in marketable securities as of June 30, 2007 are unrealized losses of approximately $0.2 million related to securities that have been in an unrealized loss position for greater than 12 months. The underlying securities are primarily federal, state and municipal, mortgage-backed and corporate debt securities and the unrealized losses are largely due to recent interest rate increases. No single security’s unrealized loss position is considered significant as a percentage of its cost and management believes Gateway has the ability and intent to hold the underlying securities to maturity, and for this reason, no other-than-temporary impairment charge was recorded during the second quarter of 2007.

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

Adoption of New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized beneficial tax positions taken within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

2. Comprehensive gain (loss)

Comprehensive gain (loss) for Gateway includes net income (loss), foreign currency translation adjustments and net unrealized gains on available-for-sale securities. Comprehensive gain (loss) for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Comprehensive gain (loss):
Net income (loss)	$1,913	$(7,680)	$(6,666)	$(20,017)
Foreign currency translation	(453)	338	(442)	673
Unrealized gain on available-for-sale securities, net	1	291	149	649

	$1,461	$(7,051)	$(6,959)	$(18,695)

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of other comprehensive loss as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
Accumulated other comprehensive loss:
Foreign currency translation	$(1,363)	$(921)
Unrealized loss on available for sale securities, net of tax	(150)	(299)

	$(1,513)	$(1,220)

3. Selected Balance Sheet Information (in thousands)

Gateway purchases selected components from suppliers and, where possible, in lieu of a consignment arrangement, resells the components to original design manufacturers to incorporate into products being manufactured for Gateway. The receivable for the sale of the components is recorded as “Receivables from suppliers”.

	June 30, 2007	December 31, 2006
Inventory:
Components and subassemblies	$46,743	$38,414
Finished goods	145,226	82,713
Inventory reserves	(31,538)	(23,940)

Total inventory	$160,431	$97,187

Receivables from suppliers	$275,136	$247,207

Other current assets:
Assets held for sale	15,525	14,774
Vendor rebates	35,565	82,545
Other	65,840	77,964

Other current assets	$116,930	$175,283

Property, plant and equipment, net:
Land	$1,904	$1,904
Leasehold improvements	6,529	5,819
Buildings	26,746	26,746
Construction in progress	11,919	61,834
Internal use software	262,443	205,848
Office and production equipment	39,619	32,290
Furniture and fixtures	7,103	7,090
Vehicles	45	45

	356,308	341,576
Less: Accumulated depreciation and amortization	(246,150)	(230,645)

Property, plant and equipment, net	$110,158	$110,931

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total depreciation expense was $6.4 million and $13 million for the three and six months ended June 30, 2007, respectively, and $4.5 million and $10 million for the same respective periods of 2006.

	June 30, 2007	December 31, 2006
Intangible assets (amortizable), net:
Customer relationships	$48,400	$48,400
License portfolio	30,277	30,277
Patents and trademarks	22,906	22,906
Accumulated amortization	(32,674)	(26,525)

Intangible assets (amortizable), net	$68,909	$75,058

Goodwill and non-amortizable intangible assets:
Non-amortizable intangible assets (trademarks and tradenames)	$49,600	$49,600
Goodwill	155,619	155,619

Goodwill and non-amortizable intangible assets	$205,219	$205,219

During the second quarter of 2006, Gateway and Hewlett-Packard executed a definitive cross-license agreement of which $30 million related to a seven year license. Total intangible asset amortization expense was $3.1 million and $6.1 million for the three and six months ended June 30, 2007, and $2.1 million and $3.5 million for the same respective periods of 2006.

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

	Six Months Ended June 30,
	2007	2006
Accrued warranty, beginning of the period	$64,839	$37,040
Accruals for warranties during the period	51,802	42,015
Settlements made	(46,892)	(25,446)

Accrued warranty, end of the period	$69,749	$53,609

Extended Warranty Deferred Revenue

Gateway offers its customers an option to purchase extended warranties. Revenue related to sales of extended warranties sold on behalf of third-parties is recognized at the time of sale, net of amounts due to the third-party. Revenue from sales of extended warranties where Gateway is the legal obligor is deferred and

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Six Months Ended June 30,
	2007	2006
Extended warranty deferred revenue, beginning of the period	$40,039	$87,806
Additions to extended warranty deferred revenue	2,248	4,882
Extended warranty revenue recognition	(16,042)	(34,189)

Extended warranty deferred revenue, end of the period	$26,245	$58,499

5. Financing Arrangements

On October 30, 2004, Gateway entered into a credit agreement with a major financial institution to provide for a revolving credit facility of up to $200 million. Borrowings under this agreement bear interest, at Gateway’s election, based on LIBOR or the prime rate and are secured by substantially all of Gateway’s accounts receivable, inventory and certain deposit accounts into which accounts receivable payments are initially deposited. In addition to usual and customary covenants for an arrangement of its type, the credit agreement, as amended, includes certain financial covenants. Gateway must maintain Liquidity (defined as the sum of Certified Cash and Borrowing Availability) of $100 million. In addition, starting on October 1, 2006, negative cash flow, as defined in the credit agreement, may not exceed $40 million for the three months ended December 31, 2006, $57 million for the six months ended March 31, 2007, and $60 million thereafter, with cumulative negative cash flow not to exceed $120 million. As of the nine months ended June 30, 2007, the cumulative negative cash flow was $14 million. Further, once Gateway has achieved three consecutive quarters of positive excess cash flow, it must maintain positive cash flow in each quarter thereafter. The credit agreement expires on October 31, 2010, at which time all amounts then outstanding will be due and payable. As of June 30, 2007 and June 30, 2006, Gateway had $0 and $50 million, respectively, in borrowings outstanding under this agreement. The interest rates as of June 30, 2007 and June 30, 2006 were 7.25%. This interest rate adjusts with changes in the prime rate. As of June 30, 2007, Gateway also utilized the credit agreement to support $32 million of stand-by letters of credit and had additional borrowing availability of $82 million based on the borrowing base.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

change or if Gateway’s common stock ceases to be listed on a United States national securities exchange. The conversion rate also may be adjusted upon the occurrence of a fundamental change. Gateway may not redeem the notes prior to maturity. Interest is payable semi-annually each June 30 and December 31.

Interest expense (including amortization of debt issue costs and line of credit expenses) was $2.0 million and $4.1 million for the three and six months ended June 30, 2007, and $2.2 million and $4.3 million for the same respective periods in 2006.

6. Income Taxes

Gateway records a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The provision from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Gateway recorded a net tax provision of $5.4 million in the six months ending June 30, 2007, primarily representing $3.5 million of interest accruals relating to previously accrued liabilities and foreign and state income tax accruals from operations of $1.9 million.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Gateway adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. Gateway recognizes potential accrued interest and penalties related to unrecognized beneficial tax positions taken within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

7. Stockholders’ Equity

Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share (if applicable) is computed using net income (loss), as adjusted, and the combination of the weighted average number of shares outstanding and all potentially dilutive common shares outstanding during the period unless the inclusion of such shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)—basic and diluted	$1,913	$(7,680)	$(6,666)	$(20,017)

Weighted average shares outstanding—basic	371,857	372,089	371,666	372,531
Employee and director stock options	71	—	—	—

Weighted average shares outstanding—diluted	371,928	372,089	371,666	372,531

Net income (loss) per share—basic	$0.01	$(0.02)	$(0.02)	$(0.05)
Net income (loss) per share—diluted	$0.01	$(0.02)	$(0.02)	$(0.05)

Weighted average shares outstanding for three and six months ended June 30, 2007 and 2006 excludes 35 million shares issuable upon conversion of the senior convertible notes. Gateway has also excluded from net income (loss) per share, 30 million shares and 36 million shares for the three months ended June 30, 2007 and 2006, respectively, and 32 million shares and 35 million shares for the six months ended June 30, 2007 and 2006, respectively, related to employee and director stock options which have exercise prices greater than the average market price of the shares of common stock for those periods. These shares are excluded for these periods as their effect on net loss per share is anti-dilutive.

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

In March 2006, Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to an executive as a discretionary bonus. These shares became fully vested in March 2007. In September 2006,

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gateway issued 0.1 million shares of restricted stock valued at approximately $0.2 million to Gateway’s new Chief Executive Officer as a sign-on bonus. In June 2007, Gateway issued 2.1 million shares of restricted stock valued at approximately $3.5 million to certain employees. Half of these shares will vest in June 2008 and the remaining half will vest in June 2009. These amounts were recorded as deferred stock-based compensation and are being amortized to compensation expense in accordance with their vesting schedules. Deferred stock-based compensation was $5.3 million as of June 30, 2007.

Gateway estimates the fair value of options granted using the Black-Scholes option valuation model. Gateway estimates the volatility of its common stock at the date of grant based on historical volatility rate, consistent with SFAS No. 123-R and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The dividend yield assumption is zero based on Gateway’s historical dividend payment patterns. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of Gateway’s employee options. Gateway uses historical volatility and the availability and reliability of historical option exercise to estimate expected option term. Gateway uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, Gateway amortizes the fair value on a straight-line basis over the vesting period of the options. Gateway used the following assumptions to estimate the fair value of share-based payment awards for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.8%	5.0%	4.8%	4.8%
Expected volatility	53%	56%	53%	54%
Expected option term (after vesting)	3.5 years	3.5 years	3.5 years	3.5 years

Gateway recorded $0.9 million and $1.5 million in share-based compensation expense for stock options for the three and six months ended June 30, 2007, respectively, and $0.5 million and $0.9 million for the same respective periods in 2006. Gateway recorded $0.2 million and $0.5 million in share-based compensation expense for restricted stock awards for the three and six months ended June 30, 2007, respectively, $0.6 million and $1.3 million for the same periods in 2006.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

8. Commitments and Contingencies

Gateway had stand-by letters of credit and guarantees outstanding at June 30, 2007, amounting to $32 million. Beginning in the second quarter of 2005, these letters of credit and guarantees are primarily issued through Gateway’s revolving credit facility.

Legal Proceedings

Gateway is a party to various lawsuits, claims, including assertions of patent infringements, investigations and administrative proceedings that arise in connection with its business, including those identified below. Gateway evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit.

Litigation

Multimedia Patent Trust v. Microsoft, et. al. is a suit filed on April 24, 2007 in the United States District Court for the Southern District of California against Microsoft Corporation (Microsoft), Dell, Inc. (Dell), and various Gateway entities. The plaintiff alleges that the defendants have infringed three patents relating to video coding, and seeks unspecified damages and declaratory relief. The plaintiff is a purported trust created by Lucent Technologies, Inc. (Lucent) prior to Lucent’s merger with Alcatel, and Lucent is designated as the principal beneficiary of any trust activities. The patents in suit were allegedly transferred to the plaintiff just prior to Alcatel/Lucent merger. The defendants filed their answers to the plaintiff’s complaint on June 29, 2007. No trial date has been set.

Rattner v. Snyder, et al. is a derivative action filed on September 6, 2006, in California State Superior Court, County of Orange, against Gateway as a nominal defendant and against Gateway’s board of directors as constituted in August 2006. The suit alleges that board members breached their fiduciary duties in connection with the Gateway’s September 1, 2006 announcement that it had rejected an earlier offer by shareholder Lap Shun “John” Hui to acquire Gateway’s retail operations for approximately $450 million. The complaint seeks unspecified damages and declaratory relief. In response to a motion filed by Gateway, the court dismissed the initial complaint for plaintiff’s failure to plead demand futility adequately. The court has given plaintiff leave to file an amended complaint no later than August 31, 2007, at which time Gateway may again move to dismiss based on any continued failure to plead demand futility adequately. The parties have stipulated that the director defendants need not appear in the matter or otherwise respond to the complaint until after the demand-futility pleading issue is resolved.

Lucent Technologies, Inc. v. Gateway, Inc. is a suit filed on June 6, 2002 in the United States District Court for the Eastern District of Virginia, which was subsequently transferred to the United States District Court for the Southern District of California, asserting that Gateway infringes seven patents owned by Lucent. On or about February 26, 2003, Microsoft intervened in the action, seeking to challenge Lucent’s allegations with respect to five of the seven patents. In addition, on April 8, 2003, Microsoft filed an action against Lucent in the United States District Court for the Southern District of California. The suit seeks declaratory judgment that Microsoft

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

products do not infringe patents held by Lucent, including the five patents upon which Microsoft based its intervention in the action Lucent brought against Gateway. On February 20, 2003, Lucent also sued Dell in the United States District Court for the District of Delaware on six patents, all of which are included in Microsoft’s declaratory judgment action, and several of which are asserted by Lucent against Gateway. The suit against Dell was subsequently transferred to the United States District Court for the Southern District of California, where all three actions have been consolidated for discovery purposes. Lucent subsequently filed amended complaints against Dell and Gateway, respectively, asserting the same patents against each company. Through its amendments, Lucent asserted one additional patent against Dell and four additional patents against Gateway. All of the patents added through amendment are at issue in the Microsoft declaratory judgment action. The court began conducting a Markman hearing on the asserted patents in August 2003 and conducted over 30 days of hearings before concluding the Markman hearing in September 2005. In September 2005, the court also granted a summary judgment of invalidity with respect to one of the Lucent patents asserted against Gateway. Discovery is complete. The three actions were originally consolidated into five separate trials, in which a different group of patents were to be tried to each jury. The first of those trials involved Microsoft only, and was related to audio patents not asserted against Gateway. On February 22, 2007, a jury returned a verdict of approximately $1.5 billion against Microsoft. Microsoft has moved the trial court to set aside the verdict, and is expected to appeal if the requested relief is not granted. In late February, 2007, the court granted summary judgment on behalf of Gateway, dismissing Lucent’s claims on the only remaining patent asserted in the second trial, previously scheduled to begin on March 19, 2007. In March the court granted summary judgment of non-infringement on one patent asserted against all defendants, and on a second asserted against only Microsoft and Dell. As to a third patent asserted against all defendants, the court granted summary judgment of non-infringement on all but two of the asserted claims. Lucent has appealed the February and March summary judgment rulings. In June 2007, the court granted summary judgment of non-infringement on an additional patent that had been asserted against Gateway and Dell. The court also rescheduled trial for the five remaining patents in the case to begin on February 20, 2008.

Dvorchak v. eMachines, Inc., et al. is a shareholder class action against eMachines, Inc. and others filed in November 2001, in California State Superior Court, County of Orange, relating to a 2001 transaction in which eMachines, then a public company, was taken private. The action originally sought to enjoin eMachines’ merger with Empire Acquisition Corp. (the “Merger”) to effectuate taking eMachines private. The court denied the requested injunction on December 27, 2001, allowing the consummation of the Merger. After the Merger, plaintiffs filed amended complaints seeking unspecified monetary damages and/or rescission relating to the negotiations for and terms of the Merger through allegations of breaches of fiduciary duties by eMachines, its board members prior to the Merger, and certain of its officers. The court granted class certification on August 25, 2003. On July 25, 2007, the court granted final approval of a settlement negotiated between the parties to the lawsuit and eMachines’ insurance carriers. The settlement provides for a $24 million settlement fund. Neither eMachines nor Gateway is contributing to the settlement fund. A hearing to provide a final accounting in accordance with the settlement is currently scheduled for January 24, 2008, after which the action is expected to be dismissed pursuant to the settlement. One of the carriers involved, Twin City Fire Insurance Company, is maintaining a related subrogation action against Gateway seeking to recover its $5 million contribution to the settlement.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

9. Restructuring Charges

In 2004 and prior years, Gateway adopted restructuring plans to, among other things, reduce its workforce and close certain facilities, including its retail stores. The following table summarizes the status of these restructuring plans as of June 30, 2007 (in thousands):

2007
Accrued, January 1	$13,046
Cash settlements	(4,634)
Adjustments	(337)

Accrued, June 30	$8,075

For all restructuring plans, approximate future cash outflows of $8.1 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $15 million from related sublease recoveries and asset dispositions. Future cash outflows are projected to be paid as follows: $2.5 million for the remainder of 2007, $4.2 million in fiscal 2008 and $1.3 million thereafter.

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

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth summary information by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Retail (including International)	$613,705	$592,383	$1,380,017	$1,359,311
Professional	172,726	249,942	328,415	452,152
Direct	54,194	76,987	140,897	185,671

	$840,625	$919,312	$1,849,329	$1,997,134

Segment gross profit:
Retail (including International)	$34,597	$21,880	$58,166	$69,486
Professional	21,112	11,052	31,928	18,721
Direct	8,160	17,644	23,494	41,097

	$63,869	$50,576	$113,588	$129,304

Segment contribution:
Retail (including International)	$26,000	$17,233	$44,969	$58,370
Professional	8,400	(8,260)	5,416	(20,488)
Direct	4,121	9,273	12,836	18,796

	38,521	18,246	63,221	56,678
Non-segment expenses and other charges	(41,255)	(33,819)	(81,318)	(96,620)
Microsoft benefit (See Note 12)	8,625	8,625	17,250	17,250

Consolidated operating income (loss)	$5,891	$(6,948)	$(847)	$22,692

The following table summarizes Gateway’s net sales by major product group (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Desktops	$351,513	$473,727	$853,458	$1,026,893
Mobiles	377,100	285,739	721,113	622,071
Servers and other	7,262	8,838	14,383	18,352

Total personal computers (PC)	735,875	768,304	1,588,954	1,667,316
Non-PC	104,750	151,008	260,375	329,818

Total net sales	$840,625	$919,312	$1,849,329	$1,997,134

Best Buy accounted for approximately 36% and 39% of total net sales for the three and six months ended June 30, 2007, respectively, and 34% and 36% for the same respective periods in 2006. Wal-Mart and related companies accounted for approximately 10% of total net sales for the three months ended June 30, 2007. Best Buy also accounted for approximately 29% and 23% of trade accounts receivable, net at June 30, 2007 and 2006, respectively. Wal-Mart and related companies accounted for approximately 14% of trade accounts receivable, net at June 30, 2006.

GATEWAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Related Party Transactions

Through its acquisition of eMachines, Gateway acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing, software development, and other related services to Gateway and its customers. Gateway paid approximately $15 million and $26 million to Alorica for services during the three and six months ended June 30, 2007, respectively, and $13 million and $29 million for the same respective periods of 2006.

12. Microsoft Agreement

Gateway receives funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that Gateway use a substantial majority of the $144 million proceeds to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of new Gateway products that run Microsoft products and releases Microsoft from all antitrust claims Gateway had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be comprehensively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. Gateway recognizes the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In the three and six months ended June 30, 2007, Gateway received and recognized $8.6 million and $17 million, respectively. Gateway received and recognized the same amounts in 2006. Per the Agreement, Gateway expects to receive in cash $8.6 million quarterly through the end of 2008.

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

Some recent key developments and achievements include:

•	50 millionth PC sold—In the second quarter, Gateway sold the 50 millionth PC in its 22-year history.

•

Margin Improvement—In the second quarter, we saw marked margin improvement, with overall gross margin improving to 7.6%, up from 4.9% in the first quarter and 5.5% a year ago. Retail gross margin was 5.6%, up from 3.1% in the first quarter and 3.7% a year ago. Professional margin was 12%, up from 6.9% in the first quarter and 4.4% a year ago.

•

Notebook Sales Growth—In the second quarter, we continued to experience sales momentum with our notebook products as evidenced by notebook unit sales rising by 43% compared with the second quarter of 2006.

•	Strong Retail Performance—Quarterly Retail revenue grew 3.6% compared with the second quarter of 2006.

•

New Products—During the second quarter of 2007, we brought Gateway’s award-winning FX line of high-performance PC’s to the retail channel, delivering the first Quad-Core desktop in retail stores from a top tier manufacturer. We also introduced new retail lines of Gateway and eMachines PC’s for the back-to-school buying season. On the professional side of the business, we launched a number of new products and solutions for Gateway’s key targeted segments. We introduced a new line of notebooks designed from the ground up for professional customers, combining IT-friendly features with widescreen displays, enhanced security, leading graphics and more than 10 1/2 hours of battery life in a durable design. We introduced a new 12-inch thin and light convertible notebook, and enhanced our 14-inch convertible notebook with the latest technology. In addition, we expanded our offerings for the healthcare industry with Electronic Medical Record (“EMR”) software and launched a new 1:1 computing solution for the education market.

•

#1 in Customer Satisfaction—Gateway once again earned the number one designation in Technology Business Research’s (“TBR”) corporate IT buying behavior and customer satisfaction studies for notebooks and desktops. This is also the third consecutive quarter Gateway has been recognized by TBR. Customer satisfaction and the quality of customer care is an important differentiator for the company.

We continue to face a variety of challenges and opportunities inherent within the PC industry which is characterized by rapid technological change, evolving customer demands and intense competition. Key challenges include stimulating demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and increasing gross profit.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. We also record an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of our customers, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition or we become aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. Best Buy accounted for approximately 29% and 23% of trade accounts receivable, net at June 30, 2007 and 2006, respectively. Wal-Mart and related companies accounted for approximately 14% of trade accounts receivable, net at June 30, 2006.

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

Receivables from Suppliers

We purchase selected components from suppliers and resell the components to original design manufacturers to incorporate into products being manufactured for us. The receivable from these sales of the components is recorded as “Receivables from suppliers”. If substantial uncertainty regarding the collectibility of these receivables exist, an appropriate reserve may be required, which would affect earnings in the period the uncertainty is identified.

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

Microsoft Agreement

We receive funding on a quarterly basis through 2008 from Microsoft under a Marketing, Development and Settlement Agreement (the “Agreement”). The Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. Although the Agreement contains future marketing and development as well as historical legal components, the relative fair value of these components could not be definitively determined. As a result, these two components were not bifurcated for purposes of income statement presentation. We recognize the funding received under this arrangement as a reduction of operating expenses under the line item “Microsoft benefit” upon the later of qualifying spend or cash receipt. In the three and six months ended June 30, 2007, we received and recognized $8.6 million and $17 million, respectively. We received and recognized the same amounts in 2006. Per the Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008. If we fail to incur sufficient qualifying spend or if Microsoft fails to fund such spend on a timely basis, this could result in a material adverse impact to the financial results because we would not be able to record the benefit.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Net sales	$840,625	$919,312	(8.6)%	$1,849,329	$1,997,134	(7.4)%
Gross profit	63,869	50,576	26.3%	113,588	129,304	(12.2)%
Percentage of net sales	7.6%	5.5%		6.1%	6.5%
Selling, general and administrative expenses	$66,603	$66,149	0.7%	$131,685	$169,246	(22.2)%
Percentage of net sales	7.9%	7.2%		7.1%	8.5%
Microsoft benefit	$8,625	$8,625	—%	$17,250	$17,250	—%
Percentage of net sales	1.0%	0.9%		0.9%	0.9%
Operating income (loss)	$5,891	$(6,948)	184.8%	$(847)	$(22,692)	96.3%
Percentage of net sales	(0.7)%	(0.8)%		(0.0)%	(1.1)%
Net income (loss)	$1,913	$(7,680)	124.9%	$(6,666)	$(20,017)	66.7%
PC units sold	1,088	1,171	(7.1)%	2,340	2,550	(8.2)%

Net Sales

Consolidated net sales of $841 million in the second quarter of 2007 represents a 8.6% decline from net sales of $919 million for the same period last year. The year-over-year decline reflects declines in the Professional ($77 million) and Direct ($23 million) segments, partially offset by growth in the Retail segment ($21 million), which includes International.

Consolidated net sales of $1.849 billion in the first six months of 2007 represents a 7.4% decline from net sales of $1.997 billion for the same period last year. The year-over-year decline reflects declines in the Professional ($124 million) and Direct ($45 million) segments, partially offset by growth in the Retail segment ($21 million), which includes International.

See “Segment Performance” below for further discussion of net sales performance on a segment basis.

Gross Profit

Gross profit was $64 million (7.6% of net sales) in the second quarter of 2007 as compared with $50 million (5.5% of net sales) for the same period last year. This increase in gross profit is largely attributable to improvement in the Retail ($13 million) and Professional ($10 million) segments, partially offset by a decline in the Direct segment ($9.5 million).

Gross profit was $114 million (6.1% of sales) in the first six months of 2007 as compared with $129 million (6.5% of sales) for the same period last year. The decline in gross profit is due to declines in the Direct ($18 million) and Retail ($12 million) segments, partially offset by improvement in the Professional segment ($13 million).

See “Segment Performance” below for further discussion of gross profit performance on a segment basis.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense totaled $67 million (7.9% of net sales) in the second quarter of 2007 as compared with $66 million (7.2% of net sales) for the same period last year. The increase in SG&A expense in the second quarter of 2007 versus the second quarter of 2006 was due to an $8.4 million release in sales tax reserve in 2006, which was not repeated in 2007, plus an increase in bad debt reserve ($2.9 million), and an increase in depreciation expenses ($2.0 million) related to the implementation of our new ERP system on January 1st, partially offset by reductions in headcount related expenses ($4.1 million), marketing expenses ($3.1 million), litigation and settlement expenses ($2.7 million), a reduction in the restructuring reserve ($0.3 million) and other savings ($2.6 million).

Selling, general and administrative (“SG&A”) expense totaled $132 million (7.1% of net sales) in the first six months of 2007 as compared with $169 million (8.5% of net sales) for the same period last year. The decrease in SG&A expense in the first six months of 2007 consists primarily of reductions in litigation and settlement expenses ($23 million), headcount and recruiting related expenses ($13 million), marketing and research expenses ($12 million), restructuring expenses ($0.8 million) and other cost savings ($4.6 million), partially offset by a release in sales tax reserve in 2006, which was not repeated in 2007 ($8.4 million), an increase in depreciation expenses ($3.2 million) related to the implementation of our new ERP system on January 1st, and an increase in bad debt reserve ($3.1 million). We anticipate SG&A expense to continue at current levels.

Microsoft Agreement

In April 2005, we entered into the Microsoft Agreement that provides for Microsoft to make aggregate payments to us of $150 million (less $6 million paid directly to our outside legal counsel) on a quarterly basis through the end of 2008. The Microsoft Agreement requires that we use a substantial majority of the proceeds ($144 million) to fund various marketing and promotional initiatives, including advertising, sales training and consulting, as well as the research, development and testing of our new products that run Microsoft products and releases Microsoft from all antitrust claims that we had made. In the three and six months ended June 30, 2007, we received and recognized $8.6 million and $17 million, respectively. We received and recognized the same amounts in 2006. Per the Microsoft Agreement, we expect to receive in cash $8.6 million quarterly through the end of 2008.

Other Income, Net

The following table presents the components of other income, net for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$1,024	$3,157	$2,411	$5,834
Gain (loss) on sales of investments	(7)	(30)	(55)	(66)
Gain on extinguishment of liabilities	—	—	—	—
Interest expense	(1,418)	(1,462)	(3,019)	(2,801)
Amortization of debt issuance costs	(348)	(398)	(746)	(795)
Foreign exchange gain (loss)	(440)	(2,270)	788	(1,282)
Line of credit costs	(187)	(162)	(377)	(348)
Other, net	388	(152)	717	378

Total	$(988)	$(1,317)	$(281)	$920

Other Income, net increased by $0.3 million in the second quarter and decreased $1.2 million in the first half as compared with the same periods last year. The increase in the second quarter was attributable to smaller foreign exchange losses ($1.8 million) due to the effect of a generally weaker US dollar on higher international receivables and an increase in Other, net ($0.5 million), partially offset by lower interest income ($2.1 million) due to lower cash and marketable securities balances. The decrease in the first half was attributable to lower interest income ($3.4 million) due to lower cash and marketable securities balances, partially offset by foreign exchange gains ($2.1 million) due to the effect of a generally weaker US dollar on higher international receivables and higher Other, net ($0.3 million).

Income Taxes

We record a tax provision or benefit for the anticipated tax consequences of its reported results of operations. The provision from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We recorded a net tax provision of $5.4 million in the six months ending June 30, 2007, primarily representing $3.5 million of interest accruals relating to previously accrued liabilities and foreign and state income tax accruals from operations of $1.9 million.

As a result of applying the provisions of FIN 48, we recognized a $2.8 million increase to accumulated deficit as of January 1, 2007. Our unrecognized tax benefits totaled $92 million at January 1, 2007 and relate to ongoing audits from various taxing authorities. This amount included $2.7 million of penalties and $29 million of interest. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, which is consistent with FIN 48. Included in the balance at January 1, 2007 is $92 million of tax benefits that when recognized would reduce the annual effective income tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $84 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months and we believe will benefit our reported net income. In accordance with FIN 48, this amount was reclassified from income taxes payable presented as of December 31, 2006 to non-current deferred tax liabilities as of March 31, 2007. Further, this amount represents a decrease in unrecognized tax benefits comprised of items related to settlement negotiations currently in progress with the Joint Committee of Taxation for tax years 1996-2000 primarily related to utilization of NOLs and expiring statutes in various jurisdictions related to its 2002 return filings (see Note 6).

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

Segment Performance

The following table presents our net sales and operating results for the periods indicated by reportable segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Net sales:
Retail (including International)	$613,705	$592,383	3.6%	$1,380,017	$1,359,311	1.5%
Professional	172,726	249,942	(30.9)%	328,415	452,152	(27.4)%
Direct	54,194	76,987	(29.6)%	140,897	185,671	(24.1)%

	$840,625	$919,312	(8.6)%	$1,849,329	$1,997,134	(7.4)%

Segment gross profit:
Retail (including International)	$34,597	$21,880	58.1%	$58,166	$69,486	(16.3)%
Professional	21,112	11,052	91.0%	31,928	18,721	70.5%
Direct	8,160	17,644	(53.8)%	23,494	41,097	(42.8)%

	$63,869	$50,576	26.3%	$113,588	$129,304	(12.2)%

Segment contribution:
Retail (including International)	$26,000	$17,233	50.9%	$44,969	$58,370	(23.0)%
Professional	8,400	(8,260)	201.7%	5,416	(20,488)	126.4%
Direct	4,121	9,273	(55.6)%	12,836	18,796	(31.7)%

	38,521	18,246	111.1%	63,221	56,678	11.5%
Non-segment expenses and other charges	(41,255)	(33,819)	(22.0)%	(81,318)	(96,620)	15.8%
Microsoft benefit (See Note 12)	8,625	8,625	—%	17,250	17,250	—%

Consolidated operating income (loss)	$5,891	$(6,948)	184.8%	$(847)	$(22,692)	96.3%

Retail (including International)

The Retail segment delivered net sales of $614 million on PC shipments of 938,700 during the second quarter of 2007 as compared with $592 million on unit shipments of 949,200 for the same period last year. Average unit price (“AUP”) was $654 in the second quarter of 2007 as compared with $624 for the same period in the prior year. Revenue increased due to an increase of average unit price of $30, or $28 million, offset by a decrease of unit volume (10,500 units or $6.9 million). The increase of average unit price reflects product mix change in favor of notebooks and higher price points.

Retail net sales revenue in the first six months of the year was $1.380 billion on PC shipments of 2,031,400 as compared with $1.359 billion on unit shipments of 2,112,000 for the same period last year. Average unit price was $679 in the first two quarters of 2007 compared to $643 for the same period last year. Revenue increased due to an increase of average unit price of $36, or $75 million, largely attributable to increased notebook mix offset with a decrease in unit volume of 80,500 units or $55 million. We anticipate Retail sales volume will improve in the second half of 2007 with the increase demand and following the seasonality of the retail market.

Retail segment gross profit was $35 million (5.6% of net sales) in the second quarter of 2007 as compared with $22 million (3.7% of net sales) for the same period in 2006. The increase in gross profit reflected cost reductions of $18 million due to component cost savings, $8.1 million due to freight cost savings, $1.4 million royalty savings, $1.2 million in marketing development funds from marketing partners offset with $15 million of increased devaluation cost of refurbished products, and $1.5 million of increased service costs.

Retail segment gross profit was $58 million (4.2% of net sales) in the first six months of 2007 as compared with $69 million (5.1% of net sales) for the same period last year. The gross profit decrease in the first two quarters was largely attributable to $21 million of increased devaluation cost of refurbished products, $8.0 million due to competitive pricing, $4.4 million due to increase service cost, $1.4 million reduction of rebate reserve in the period ending March 31, 2006 due to lower redemption rate offset with $10 million of component cost savings, $6.9 million of marketing development funds from marketing partners, $4.9 million of freight cost savings, and $1.4 million of royalty savings. For the rest of the year, we expect gross profit percentage to be slightly lower than the second quarter due to increasing component purchase cost.

Retail segment contribution for the three months ended June 30, 2007 was $26 million (4.2% of net sales) as compared with $17 million (2.9% of net sales) for the same period last year. The increase of the contribution margin reflects the increase of gross profit, partially offset by $3.4 million increase in bad debt reserve due to a change in management’s assessment of the collectibility of accounts receivable for certain customers and $0.5 million due to increased marketing and selling costs.

Retail segment contribution for the first six months of 2007 was $45 million (3.3% of net sales) as compared with $58 million (4.3% of net sales) for the same period last year. The decrease of the contribution margin reflects the decrease of gross profit, $3.4 million increase in bad debt reserve due to a change in management’s assessment of the collectibility of accounts receivable for certain customers, and $0.3 million due to increase in selling expense partially offset with $1.0 million savings in marketing primarily due to a reduction in advertising expense. For the rest of the year, we anticipate segment SG&A to be lower and contribution margin percentage to be flat.

Professional

The Professional segment delivered net sales of $173 million on PC shipments of 119,400 during the second quarter of 2007 as compared with $250 million on unit shipments of 185,700 for the same period last year. Average unit price was $1,446 in the second quarter of 2007 compared to $1,346 for the same period last year. The decrease in net sales was largely attributable to the production transition and ramp up issues at Gateway Configuration Center ($60 million), and greater selectivity in contract bidding ($17 million). The $100 increase in average unit price is primarily due to the mix increase in notebooks which have higher average selling price.

Professional net sales revenue in the first six months of 2007 was $328 million on PC shipments of 231,300 as compared with $452 million on unit shipments of 343,700 for the same period last year. Average unit price was $1,420 in the first two quarters of 2007 compared to $1,316 for the same period last year. The decrease in net sales was primarily the result of production constrains as stated above ($60 million) and greater selectivity in contract bidding ($64 million). The $104 increase in average unit price is largely attributable to better discounting control and increased notebook mix. We anticipate Professional sales volume will improve in the second half of 2007 due to increased production throughput at Gateway’s Configuration Center.

Professional segment gross profit was $21 million (12% of net sales) in the second quarter of 2007 as compared with $11 million (4.4% of net sales) for the same period last year. The gross profit increase in the second quarter was largely attributable to one-time warranty and royalty reserve increases in the second of quarter of 2006 ($10 million); in addition, it also reflects management’s decision to pursue opportunities on a more selective basis, which resulted in lower sales volume but higher average unit price and unit margin ($2.9 million), offset by increased service and other operations costs ($3.0 million).

Professional segment gross profit was $32 million (9.7% of net sales) in the first six months of 2007 as compared with $19 million (4.1% of net sales) for the same period last year. The gross profit increase in the first two quarters was mostly the result of one-time warranty and royalty reserve increases in the second quarter of 2006 as stated above ($10 million) and margin improvements with management’s focus in increased deal selectivity ($7.3 million), which is partially offset by increased service and other operations costs ($4.3 million). We anticipate Professional gross profit should increase in the second half of 2007 following the improvement in sales volume.

Professional segment contribution was a profit of $8.4 million (4.9% of net sales) in the second quarter of 2007 as compared with a loss of $8.3 million ((3.3%) of net sales) for the same period last year. The difference is largely attributable to the factors affecting gross profit described above, as well as management’s focus on reducing segment SG&A expenses in the second quarter of 2007 ($6.6 million). The decrease in segment SG&A expenses is a result of reduced headcount ($3.1 million), savings in marketing expenses ($1.6 million), and better control in travel and other expenses ($1.9 million).

Professional segment contribution was a profit of $5.4 million (1.6% of net sales) in the first two quarters of 2007 as compared with a loss of $20 million ((4.5)% of net sales) for the same period last year. The difference is largely attributable to the factors affecting gross profit for the first six months described above, as well as management’s focus on reducing segment SG&A expenses in first six months of 2007 ($13 million). The decrease in segment SG&A expenses is a result of reduced headcount ($7.8 million), savings in marketing expenses ($2.4 million), and better control in travel and other expenses ($2.5 million). Professional SG&A expenses should remain stable on a dollar basis for the remainder of the year. Contribution margin should increase in line with gross profit increases.

Direct

The Direct segment delivered net sales of $54 million on PC shipments of 30,300 during the second quarter of 2007 as compared with net sales of $77 million on unit shipments of 35,600 for the same period last year. Average unit price was $1,786 in the second quarter of 2007 as compared with $2,163 for the same period in the prior year. Net sales for the first six months of 2007 declined versus prior year as a result of the drop in shipments ($8.6 million); reduced revenue share from Internet access partners due to subscription expirations/cancellations ($6.0 million) and reduced amortization of extended warranty revenue ($4.0 million) associated with closed Gateway retail stores; and lower system AUPs than prior year on both desktop and notebook units ($4.1 million). Second quarter PC shipments declined versus prior year primarily due to desktop production issues, while notebook volume increased slightly as compared with prior year. Desktops fell from 51% of product mix in the second quarter 2006 to 30% in the second quarter of 2007, largely due to lower consideration as a result of long lead times, reduced promotional activity, and production constraints.

Direct segment net sales for the first six months of 2007 were $141 million on PC shipments of 77,100 as compared with net sales of $186 million on PC shipments of 93,900 for the same period in 2006. For the first six months of 2006, average unit price was $1,828, as compared with $1,976 for the same period in the prior year. Net sales for the first six months of 2007 declined versus prior year as a result of the drop in shipments ($27 million) as well as reduced revenue share from Internet access partners due to subscription expirations/cancellations ($9.7 million) and reduced amortization of extended warranty revenue ($8.6 million) associated with closed Gateway retail stores. Management expects PC sales to follow seasonal trends of higher volumes in quarters three and four, but expects Internet access revenue sharing and extended warranty revenue recognition associated with closed Gateway retail stores to continue to decline over the course of the year.

Direct segment gross profit was $8.2 million (15% of net sales) in the second quarter of 2007 as compared with $18 million (22.9% of net sales) for the same period last year. The decline in gross profit was driven by reduced revenue share from Internet access partners due to subscription expirations and cancellations ($6.0 million), reduced amortization of extended warranty revenue ($2.6 million), and decreased shipment volume ($0.9 million).

Direct segment gross profit for the first six months of 2007 was $23 million (17% of net sales) as compared with $41 million (22% of net sales) in the same period of the prior year. The year over year decline in net profit for the first half of the year is primarily due to reduced revenue received from one of Gateway’s Internet access partners as a result of subscription expirations/cancellations ($9.7 million), reduced shipments ($5.2 million) and reduced amortization of extended warranty revenue ($3.4 million). Management expects gross profit to follow seasonal trends, but expects Internet access revenue sharing and extended warranty revenue recognition associated with closed Gateway retail stores to continue to decline over the course of the year.

Direct segment contribution was $4.1 million (7.6% of net sales) in the second quarter of 2007 as compared with $9.3 million (12% of net sales) for the same period last year. The decline in gross profit discussed above was partially offset by segment SG&A savings, specifically marketing expense ($1.8 million) and compensation and fringes expense ($2.5 million) as compared to the prior year. Marketing savings are due to our decision to run fewer marketing programs and the savings in compensation and fringes is driven by the closure of a call center in the first half of 2006.

Contribution margin for the first six months of the year was $13 million (9.1% of net sales) as compared with $19 million (10% of net sales) for the same period in the prior year. The decline in gross profit discussed above was partially offset by segment SG&A savings, specifically marketing expenses ($6.6 million), compensation and other savings ($4.6 million) as compared to the prior year. The year over year decrease in marketing reflects scaled back brand marketing programs, and the savings in compensation is driven by the closure of a call center in the first half of 2006. Segment SG&A is expected to be consistent for remainder of year, varying with revenue due to sales-driven expenses such as credit card transaction fees and sales commissions. Contribution margin will decline in line with gross profit.

Non Segment Expenses and Other Charges

Non-segment expenses and other charges are the costs excluded from our operating segments and primarily consist of general and administrative expenses that are managed on a corporate-wide basis.

Non-segment expenses and other charges totaled $41 million in the second quarter of 2007 as compared with $34 million in the second quarter of 2006. The increase in non-segment expenses in the second quarter of 2007 versus the second quarter of 2006 was due to an $8.4 million release in sales tax reserve in 2006, which was not repeated in 2007, plus an increase in depreciation expenses ($2.0 million) related to the implementation of our new ERP system on January 1st, and headcount-related ($1.1 million) expenses, partially offset by reductions in litigation and settlement expenses ($2.1 million), a reduction in the restructuring reserve ($0.3 million) and other savings ($1.6 million).

Non-segment expenses and other charges totaled $81 million in the first six months of 2007 as compared with $97 million in the first six months of 2006. The decrease in non-segment expenses in the first six months of 2007 consists primarily of a reduction in litigation and settlement expenses ($22 million), research expense ($1.8 million), restructuring expenses ($0.8 million) and other cost savings ($2.6 million), partially offset by a release in sales tax reserve in 2006, which was not repeated in 2007 ($8.4 million), and an increase in depreciation expenses ($3.2 million) related to the implementation of our new ERP system on January 1st. We anticipate SG&A expense to continue at current levels.

Major Product Groups

The following table summarizes our net sales by major product group (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	As %	2006	As %	2007	As %	2006	As %
Desktops	$351,513	41.8%	$473,727	51.5%	$853,458	46.1%	$1,026,893	51.4%
Mobiles	377,100	44.9%	285,739	31.1%	721,113	39.0%	622,071	31.1%
Servers and other	7,262	0.9%	8,838	1.0%	14,383	0.8%	18,352	0.9%

Total personal computers (PC)	735,875	87.6%	$768,304	83.6%	1,588,954	85.9%	$1,667,316	83.4%
Non-PC	104,750	12.4%	151,008	16.4%	260,375	14.1%	329,818	16.6%

Total net sales	$840,625	100%	$919,312	100%	$1,849,329	100%	$1,997,134	100%

Sales of personal computer products represented approximately 88% and 86% of total net sales during the three and six months ended June 30, 2007, respectively, as compared to 84% and 83% for the same periods in the prior year. As a percentage of total net sales, notebook computer sales increased 14 percentage points during the second quarter and 8 percentage points during the first six months of 2007 relative to the same periods in the prior year, due to our continued efforts to focus on the notebook computer market and the continued success of our Gateway-branded products in third-party retail.

Sales of Non-PC products represented approximately 12% and 14% of total net sales during the three and six months ended June 30, 2006, respectively, as compared to 16% and 17% for the same respective periods in the prior year. These declines are primarily due to the decreasing unit sales in Direct, which generally yields a higher percentage of Non-PC sales than other segments. Non-PC offerings include all products and services other than the PC, such as peripherals, software, accessories, extended warranty services, training, Internet access, enterprise system, networking products and services and consumer electronics products from prior periods.

Liquidity and Capital Resources

As of June 30, 2007, Gateway had approximately $255 million in cash and marketable securities, a decrease of $161 million as compared with $416 million at the end of 2006.

We used $141 million of cash in support of our operating activities in the first half of 2007. Significant factors affecting cash used in operations included increases in inventory ($63 million), mostly in the form of finished goods in the UK and Mexico as well as components held at Gateway’s Configuration Center, and accounts receivable ($50 million), due to an increased mix in international Professional customers versus Direct consumers. Other significant uses of cash in the first half included a decrease in accrued liabilities ($63 million) and an increase in receivables from suppliers ($28 million), which were partially offset by a decrease in other assets ($61 million), primarily due to the collection of vendor rebates.

We used approximately $20 million in cash for capital expenditures in the first half of 2007, primarily for the continuing development of our ERP system, which compares to the same amount of depreciation and amortization during the period. We used $17 million to purchase available-for-sale securities, and generated $58 million in proceeds from the sale of such securities. In total, in the first half, we generated $21 million in cash from investing activities. There was virtually no cash provided by financing activity in the first half.

Our cash position varies during any particular period, but historically it has increased at quarter-end due to additional focus on working capital management. Although our quarter-end cash balance is one analytical measure used by our suppliers and original design manufacturers (ODMs) in evaluating credit terms, we believe our payment performance is a more important factor. Accordingly, we have sought to reduce our days in accounts payable in an effort to further improve our relationship with suppliers and ODMs. Invoicing and settlement delays associated with the implementation of our new ERP system degraded our days payable from 58 in the fourth quarter of 2006 to 81 days in the first quarter of 2007, although days payable declined to 71 days in the second quarter of 2007. Days in supplier receivables also rose from 23 to 45 between the fourth quarter of 2006 and the first quarter of 2007, but improved to 32 in the second quarter of 2007. Days payable, net of supplier receivables, rose by 4 days between the fourth quarter of 2006 and the second quarter of 2007.

Liquidity Metrics

The following table presents selected liquidity statistics and information for the quarters as indicated (dollars in thousands):

	June 30, 2007	December 31, 2006
Cash and marketable securities	$255,232	$416,335
Days of sales in accounts receivable (a)	34	25
Days inventory on hand (b)	19	9
Days in accounts payable (c)	(71)	(58)

Cash conversion cycle before days in supplier receivables	(18)	(24)
Days in supplier receivables (d)	32	23

Cash conversion cycle (e)	14	(1)

(a)	Days of sales in accounts receivable measures the average number of days receivables are outstanding and is calculated by dividing accounts receivable (net of allowances for doubtful accounts) by the most recent quarterly net sales divided by the number of days in the quarter.
(b)	Days inventory on hand measures the average number of days from product procurement to sale and is calculated by dividing inventory by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(c)	Days in accounts payable measures the average number of days our accounts payable balances are outstanding and is calculated by dividing accounts payable by the most recent quarterly cost of goods sold divided by the number of days in the quarter.
(d)	We purchase selected components from suppliers and, where possible, in lieu of a consignment arrangement, resell the components to original design manufacturers to incorporate into products being manufactured for us. The receivable from the sale of the components to the original design manufacturer is recorded in “Receivables from suppliers”. Supplier receivables amounted to $275 million and $247 million at June 30, 2007 and December 31, 2006, respectively. Days in supplier receivables measures the average number of days supplier receivables are outstanding and is calculated by dividing supplier receivables by the most recent quarterly cost of sales divided by the number of days in the quarter.
(e)	The cash conversion cycle is the sum of days in accounts receivable and inventory on hand in supplier receivables less days in accounts payable and effectively measures the number of days from component purchases to cash collection on customer sales.

Our goal is to reverse the negative cash flows from operations through improving our overall financial results by improving product sales and gross profit, reducing SG&A costs, improving management of working capital and aggressively defending litigation matters to minimize or avoid settlement charges. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our sources of capital will be sufficient to fund anticipated working capital requirements, capital expenditures and cash required for other activities for at least the next 12 months. However, cash flows from future operations and the amount and timing of our future financing needs are uncertain. Future cash flow will depend on a number of factors, including our future operating results, our capital expenditures, the need to supply credit to our customers, the continued availability of trade credit from our suppliers and bank credit from lenders, and possible restructurings of our business. These factors, especially our future operating results, will depend on our ability to achieve the goals set forth in the preceding paragraph, and those factors set forth in

Item 1A—Risk Factors of Part II of our Annual Report on Form 10-K for the year ended December 31, 2006. We are exploring the possibility of raising approximately $100 million of additional debt or equity capital depending on market conditions. Should our sources of capital be insufficient to meet our cash needs as we currently conduct our business, we would most likely have to reduce the scope of our business, re-assess our business strategy, and re-address how we conduct our business to adjust our expenditures to a level that our cash flows could support and/or seek additional financing from other sources, including additional equity offerings. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources, or maintain current credit lines with vendors or lenders.

We continue to assess our business strategy and may engage in future restructuring actions or strategic transactions, which would require us to recognize significant cash and non-cash charges.

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

Trade Credit

Our accounts payable balance as of June 30, 2007 was $610 million, as compared to $613 million as of December 31, 2006. Accounts payable, net of receivables from suppliers, decreased from $365 million at the end of 2006 to $335 million. Our access to trade credit is, in part, dependent on our ability to operate profitably. A significant change in trade credit terms available from suppliers would require us to commit more of our cash reserves to support our working capital requirements.

Debt

In October 2004, we entered into a credit agreement with a major financial institution that provides for a borrowing base under a revolving credit facility of up to $200 million. Our borrowing base fluctuates primarily as a function of our outstanding accounts receivable. Borrowings under this agreement bear interest at variable-term LIBOR or prime rates, at our election. As of June 30, 2007 and June 30, 2006, we had $0 and $50 million, respectively, in borrowings outstanding under this agreement. The interest rates as of June 30, 2007 and June 30, 2006 were 7.25%. This interest rate adjusts with changes in the prime rate. As of June 30, 2007, we also utilized the credit agreement to support $32 million of stand-by letters of credit and had additional borrowing availability of $82 million based on the borrowing base. In addition to usual and customary covenants for an arrangement of its type, the credit agreement, as amended includes certain financial covenants. Gateway must maintain Liquidity (defined as the sum of Certified Cash and Borrowing Availability) of $100 million. In addition, starting on October 1, 2006, negative cash flow, as defined in the credit agreement, may not exceed $40 million for the three months ended December 31, 2006, $57 million for the six months ended March 31, 2007, and $60 million thereafter, with cumulative negative cash flow not to exceed $120 million. As of the nine months ended June 30, 2007, the cumulative negative cash flow was $14 million. Further, once Gateway has achieved three consecutive quarters of positive excess cash flow, it must maintain positive cash flow in each quarter thereafter. The agreement, as amended, expires on October 31, 2010, at which time all amounts then outstanding will be due and payable.

In December 2004, we completed the sale of $300 million of senior convertible notes through a private placement to institutional investors, including $150 million at 1.5% per year due December 31, 2009 and $150 million at 2.0% per year due December 2011. Additional information regarding our convertible debt can be found in Note 5 to the Consolidated Financial Statements.

Restructuring Obligations

During the first quarter of 2004, we adopted a restructuring plan to, among other things, close our remaining 188 retail stores, reduce its workforce, consolidate facilities and outsource certain operating activities. This plan was in addition to previous restructuring plans that were adopted in 2003, 2002 and 2001. All significant restructuring actions under this restructuring plan are now substantially complete. For all current restructuring plans, approximate future cash outflows of $8.1 million, primarily lease liabilities on closed facilities, are exceeded by expected future cash inflows of $15 million from related sublease recoveries and asset dispositions.

We continue to assess our business strategy and may engage in future restructuring actions or strategic transactions, which would require us to recognize significant cash and non-cash charges.

Income Taxes Payable

We are subject to ongoing audits from various taxing authorities and believe we have adequately provided for income tax issues not yet resolved. As of June 30, 2007, approximately $96 million has been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, we do believe the ultimate resolution of tax issues for all open tax periods will not have a materially adverse effect upon our cash position.

Contractual Obligations

Our future contractual obligations related to operating leases, royalty and licensing agreements, and purchase obligations did not materially change from the amounts reported in our 2006 Annual Report on Form 10-K except for supplier purchase commitments. We utilize several contract manufacturers and suppliers who acquire components and materials and build product based on demand forecasts supplied by us typically covering periods from 15 to 90 days. Outstanding third-party manufacturing purchase commitments totaled approximately $66 million at June 30, 2007.

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

Related Party Transactions

Through our acquisition of eMachines, we acquired preferred stock in Alorica, Inc. that is convertible into approximately 17% of the common stock of Alorica, a company that provides reverse logistics, product registration, technical support, parts sales, PC refurbishing, software development and other related services to us and our customers. We paid approximately $15 million and $26 million to Alorica for services during the three and six months ended June 30, 2007, respectively, and $13 million and $29 million for the same respective periods of 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Gateway held its annual meeting of stockholders on May 16, 2007 in Irvine, California.

At the 2007 annual meeting, the stockholders elected the following individuals to the Board of Directors as Class II directors:

Name	Votes For	Votes Withheld
J. Edward Coleman	235,990,054	68,448,090
Scott Galloway	236,042,850	68,395,294
Dave Russell	299,508,273	4,929,871
Paul E. Weaver	234,472,961	69,965,183

At the 2007 annual meeting of stockholders, stockholders took the following actions:

•

The stockholders approved the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the 2007 fiscal year. There were 300,406,844 votes cast for the ratification, 3,165,078 votes cast against the ratification and 866,222 abstentions.

•

The stockholders approved a proposal to amend Gateway’s certificate of incorporation and bylaws to provide for the annual election of directors, effective December 31, 2007. There were 300,318,489 votes cast for the proposal, 3,637,503 votes cast against the proposal and 482,151 abstentions.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
*31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY, INC.

Date: August 3, 2007	By:	/s/ JOHN P. GOLDSBERRY
John P. Goldsberry Senior Vice President and Chief Financial Officer (authorized officer and chief financial officer)

Date: August 3, 2007	By:	/s/ NEAL E. WEST
Neal E. West Vice President and Controller (principal accounting officer)